Form 10-Q
period 2019-06-30
AssetMark Financial Holdings, Inc.
filed 2019-08-28
CIK 1591587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-38980

ASSETMARK FINANCIAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)		30-0774039 (I.R.S. Employer Identification Number)

1655 Grant Street, 10th Floor Concord, California 94520 (Address of principal executive offices)

(925) 521-2200 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	AMK	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of July 31, 2019, the number of shares of the registrant’s common stock outstanding was 72,400,000.

ASSETMARK FINANCIAL HOLDINGS, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology that conveys uncertainty of future events or outcomes. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance and financial results, our anticipated growth strategies and anticipated trends in our business, our expectations regarding our industry outlook, market position, liquidity and capital resources, acquisition targets, addressable market, investments in new products, services and capabilities, ability to close and execute on strategic transactions and ability to comply with existing, modified and new laws and regulations applying to our business and the expected date of the expiration of the lock-up agreements entered into in connection with our initial public offering. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed in section titled “Risk Factors.” Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. We are under no duty to update any of these forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our prior statements to actual results or revised expectations, except as required by law. In addition, “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements as predictions of future events.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

AssetMark Financial Holdings, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands except share data and par value)

	June 30, 2019	December 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$65,024	$105,354
Restricted cash	7,000	7,000
Investments, at fair value	370	333
Fees and other receivables	10,295	8,760
Federal income tax receivable	2,875	586
State income tax receivable	449	332
Other current assets	7,120	4,391
Total current assets	93,133	126,756
Property, plant and equipment, net	7,146	7,040
Capitalized software, net	71,221	72,644
Other intangible assets, net	654,440	642,420
Goodwill	325,493	298,415
Total assets	$1,151,433	$1,147,275
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$1,410	$730
Accrued liabilities and other current liabilities	33,165	38,200
Current portion of long-term debt	1,786	2,305
Current portion of acquisition earn-out	—	8,000
Total current liabilities	36,361	49,235
Long-term debt, net	242,432	242,817
Other long-term liabilities	10,447	5,097
Deferred income tax liabilities, net	146,682	151,115
Total long-term liabilities	399,561	399,029
Total liabilities	435,922	448,264
Commitments and contingencies
Stockholder’s equity:
Common stock, $0.001 par value (675,000,000 shares authorized and 66,150,000 shares issued and outstanding) (See Note 12)	66	66
Additional paid-in capital	646,594	635,096
Retained earnings	68,851	63,846
Accumulated other comprehensive income, net of tax	—	3
Total stockholder’s equity	715,511	699,011
Total liabilities and stockholder’s equity	$1,151,433	$1,147,275

The accompanying notes are an integral part of the condensed consolidated financial statements.

AssetMark Financial Holdings, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
Asset-based revenue	$94,273	$83,234	$177,336	$162,310
Spread-based revenue	8,810	4,734	16,359	8,483
Other revenue	1,400	809	3,102	2,517
Total revenue	104,483	88,777	196,797	173,310
Expenses
Asset-based expenses	31,625	28,719	59,727	55,524
Spread-based expenses	1,595	444	2,073	805
Employee compensation	35,489	26,663	67,374	51,403
General and operating expenses	13,135	10,602	25,427	21,253
Professional fees	4,469	2,049	6,855	4,325
Interest	4,031	—	8,055	—
Depreciation and amortization	7,613	6,698	14,509	12,735
Total expenses	97,957	75,175	184,020	146,045
Income before income taxes	6,526	13,602	12,777	27,265
Provision for income taxes	3,289	4,337	6,729	8,209
Net income	3,237	9,265	6,048	19,056
Other comprehensive income, net of tax
Unrealized gain on investments, net of tax	—	2	—	—
Net comprehensive income	$3,237	$9,267	$6,048	$19,056
Net income per share attributable to common shareholder:
Net income per share, basic	$0.05	$0.14	$0.09	$0.29
Weighted average number of common shares outstanding, basic	66,150,000	66,150,000	66,150,000	66,150,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

AssetMark Financial Holdings, Inc.

Unaudited Condensed Consolidated Statements of Stockholder’s Equity

(in thousands except share data)

For the three months ended June 30, 2019 and 2018

	Common stock		Additional paid-in	Retained earnings	Accumulated other comprehensive	Total stockholder’s
	Shares	Amount	capital	(deficit)	income	equity
Balance at March 31, 2018	66,150,000	$66	$785,760	$111,211	$6	$897,043
Net income	—	—	—	9,265	—	9,265
Other comprehensive loss	—	—	—	—	2	2
Share-based employee compensation	—	—	1,443	—	—	1,443
Balance at June 30, 2018	66,150,000	$66	$787,203	$120,476	$8	$907,753

Balance at March 31, 2019	66,150,000	$66	$640,322	$66,657	$19	$707,064
Net income	—	—	—	3,237	—	3,237
Other comprehensive income	—	—	—	3	(19)	(16)
2018 dividend reclassification	—	—	1,046	(1,046)	—	—
Share-based employee compensation	—	—	5,226	—	—	5,226
Balance at June 30, 2019 (See Note 12)	66,150,000	$66	$646,594	$68,851	$—	$715,511

For the six months ended June 30, 2019 and 2018

	Common stock		Additional paid-in	Retained earnings	Accumulated other comprehensive	Total stockholder’s
	Shares	Amount	capital	(deficit)	income	equity
Balance at December 31, 2017	66,150,000	$66	$784,464	$101,420	$8	$885,958
Net income	—	—	—	19,056	—	19,056
Share-based employee compensation	—	—	2,739	—	—	2,739
Balance at June 30, 2018	66,150,000	$66	$787,203	$120,476	$8	$907,753

Balance at December 31, 2018	66,150,000	$66	$635,096	$63,846	$3	$699,011
Net income	—	—	—	6,048	—	6,048
Other comprehensive income	—	—	—	3	(3)	—
2018 dividend reclassification	—	—	1,046	(1,046)	—	—
Share-based employee compensation	—	—	10,452	—	—	10,452
Balance at June 30, 2019 (See Note 12)	66,150,000	$66	$646,594	$68,851	$—	$715,511

The accompanying notes are an integral part of the condensed consolidated financial statements.

AssetMark Financial Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,048	$19,056
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	14,509	12,735
Interest	347	—
Deferred income taxes	20	(220)
Share-based compensation	10,452	2,739
Changes in certain assets and liabilities:
Fees and other receivables, net	(1,461)	(1,926)
Payable to related party	(314)	(61)
Other current assets	(2,012)	40
Accounts payable, accrued expenses and other liabilities	(17,675)	(15,783)
Income tax receivable and payable	(2,406)	1,811
Net cash provided by operating activities	7,508	18,391
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Global Financial Private Capital, LLC	(35,906)	—
Purchase of investments	(21)	(300)
Purchase of property and equipment	(838)	(344)
Purchase of computer software	(9,823)	(7,521)
Net cash used in investing activities	(46,588)	(8,165)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(1,250)	—
Net cash used in financing activities	(1,250)	—
Net change in cash, cash equivalents, and restricted cash	(40,330)	10,226
Cash, cash equivalents, and restricted cash at beginning of period	112,354	57,147
Cash, cash equivalents, and restricted cash at end of period	$72,024	$67,373
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$8,966	$11,053
Interest paid	$7,708	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

All dollar amounts presented are in thousands other than per share amounts.

Note 1. Organization and Nature of Business

These unaudited condensed consolidated financial statements include AssetMark Financial Holdings, Inc. and its subsidiaries, which include AssetMark Financial, Inc., which is the parent company of AssetMark, Inc., AssetMark Trust Company, AssetMark Brokerage, LLC, AssetMark Retirement Services, Inc., Global Financial Private Capital, LLC and Global Financial Advisory, LLC (collectively, the “Company”).

The Company’s legal entity structure as of June 30, 2019:

As of June 30, 2019, the Company was a wholly owned subsidiary of AssetMark Holdings LLC (“AssetMark Holdings”), which was organized for the purpose of acquiring the Company effective October 31, 2016. AssetMark Holdings was 98.58% owned by affiliates of Huatai Securities Co. Ltd. (“HTSC”) and 1.42% owned by management as of June 30, 2019. The Company was acquired from the private equity firms Aquiline Capital Partners LLC and Genstar Capital LLC.  On July 17, 2019, immediately following the pricing of its initial public offering (the “IPO”), AssetMark Holdings liquidated and dissolved and distributed shares of the Company’s common stock to its members and the Company ceased to be a wholly owned subsidiary of AssetMark Holdings.

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company offers a broad array of wealth management solutions to individual investors through financial advisers by providing an open-architecture product platform along with tailored client advice, asset allocation options, practice management, support services and technology to the financial adviser channel.

AssetMark Trust Company (“AssetMark Trust”) is a licensed trust company incorporated under the laws of the State of Arizona on August 24, 1994 and regulated by the Arizona Department of Financial Institutions. AssetMark Trust provides custodial recordkeeping services primarily to investor clients of registered investment advisers (including AMI) located throughout the United States.

AssetMark, Inc. (“AMI”) is a registered investment adviser that was incorproated under the laws of the State of California on May 13, 1999. AMI offers a broad array of wealth management solutions to individual investors through financial advisers by providing an open-architecture product platform along with tailored client advice, asset allocation options, practice management, support services and techonolgy solutions to the financial adviser channel. AMI serves as investment adviser to the Company’s proprietary GuideMark Funds, GuidePath Funds and the Savos Dynamic Hedging Fund, each of which is a mutual fund offered to clients of financial advisers.

AssetMark Retirement Services, Inc. (“ARS”), formerly known as Aris Corporation of America, was incorporated under the laws of the State of Pennsylvania on April 30, 1974. ARS serves as the record-keeper and third-party administrator for the Aris Retirement product, which are 401(k) or 403(b) investment offerings utilized by small businesses.

AssetMark Brokerage, LLC is a limited-purpose broker-dealer located in Concord, California and was incorporated under the laws of the State of Delaware on September 25, 2013. Its primary function is to distribute the mutual funds of the Company and to sponsor the FINRA licensing of those AssetMark associates who provide distribution support through promotion of the AssetMark programs and strategies that employ the Company’s mutual funds.

Global Financial Private Capital, LLC (“GFPC”) is a registered investment adviser that was incorporated under the laws of the State of Florida on June 7, 2004. GFPC provides a broad suite of integrated wealth management services for institutional and individual investors.

Global Financial Advisory, LLC (“GFA”) is an insurance services company that was incorporated under the laws of the State of Delaware on June 30, 2016. GFA provides insurance services on an intermediary basis and is not a policy writer.

Note 2. Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation have been included. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ended December 31, 2019 or any future period. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2018 included in the Company’s prospectus dated July 17, 2019 filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”).

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Recent Accounting Pronouncements – Current Adoptions

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which clarifies how to classify certain types of cash payments and receipts on the statement of cash flows. The following amendments in ASU 2016-15 are or may be relevant to the Company: (1) debt prepayment or extinguishment costs should be classified as financing cash outflows; (2) cash consideration payments made soon after an acquisition’s consummation date (approximately three months or less) should be classified as cash outflows for investing activities; payments made thereafter should be classified as cash outflows for financing activities up to the amount of the original contingent consideration liability; payments made in excess of the amount of the original contingent consideration liability should be classified as cash outflows for operating activities; (3) proceeds from the settlement of insurance claims should be classified on the basis of the nature of the loss (or each component loss, if an entity receives a lump-sum settlement); (4) for distributions received from equity-method investments, companies may elect either a cumulative-earnings approach or the nature-of-distribution approach to determine whether distributions received from the equity method investees are returns on investment (operating cash inflows) or returns of investment (investing cash inflows); and (5) in the absence of specific guidance, companies determine each separately identifiable cash source and classify the receipt or payment based on the nature of the cash flow. ASU 2016-15 was effective for non-emerging growth companies on January 1, 2018, and required retrospective application. Companies were required to adopt all amendments at the same time. The Company adopted this ASU on January 1, 2019, and it did not have a significant impact on the Company’s consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which makes targeted improvements to the accounting for, and presentation and disclosure of, financial instruments. ASU 2016-01 requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income. ASU 2016-01 does not affect the accounting for investments that would otherwise be consolidated or accounted for under the equity method. The new standard also affects financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. The provisions of ASU 2016-01 were effective for the Company in fiscal years beginning after December 15, 2018. The Company adopted this ASU in 2019, and it did not have a significant impact on its consolidated financial statements.

Recent Accounting Pronouncements – Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right of use (ROU) model that requires a lessee to recognize an ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard was effective for non-emerging growth companies on January 1, 2019, with early adoption permitted. The Company is currently evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and plans to adopt the new standard on January 1, 2020.

In August 2018, the FASB issued ASU 2018-15, Intangibles, Goodwill and Other, Internal-Use Software (Subtopic 350-40), which provides guidance to evaluate the accounting for fees paid by a customer in a cloud computing arrangement. If a cloud computing arrangement includes a license to internal-use-software, then the software license is accounted for by the customer in accordance with Subtopic ASC 350-40. An intangible asset is recognized for the software license and a liability is also recognized. The new standard is effective for non-emerging growth companies on January 1, 2020, with early adoption permitted. The Company is currently evaluating the effect that ASU 2018-15 will have on its consolidated financial statements and plans to adopt the new standard on January 1, 2021.

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 3. Acquisition of Global Financial Private Capital, LLC and Global Financial Advisory, LLC

On August 11, 2018, the Company entered into a unit purchase agreement to acquire Global Financial Private Capital, LLC and Global Financial Advisory, LLC for $55,000, subject to a purchase price adjustment based on a client attrition calculation and closing conditions that included approval from the Committee on Foreign Investment in the United States (“CFIUS”). On April 16, 2019, the Company closed the acquisition and paid a final purchase price of $35,906, net of working capital adjustments of $3,723 and client attrition adjustments. The Company recorded goodwill of $27,078, adviser relationships of $14,250, and deferred tax assets of $4,452 in connection with the acquisition.

Note 4. Goodwill and Intangible Assets

Goodwill

The Company’s goodwill balance was $325,493 and $298,415 as of June 30, 2019 and December 31, 2018, respectively. The Company, which has one reporting unit, performed an annual test for goodwill impairment in December for the years ended December 31, 2018 and 2017 and determined that goodwill was not impaired. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the Company’s annual assessment.

Intangible Assets

Information regarding the Company’s intangible assets is as follows:

June 30, 2019	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived intangible assets:
Broker-dealer relationships	$570,480	$—	$570,480
Definite-lived intangible assets:
Trade names	45,830	(6,110)	39,720
Broker-dealer license	11,550	(1,540)	10,010
AssetMark Trust regulatory status	23,300	(3,107)	20,193
GFPC adviser relationships	14,250	(213)	14,037
Total	$665,410	$(10,970)	$654,440

December 31, 2018	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived intangible assets:
Broker-dealer relationships	$570,480	$—	$570,480
Definite-lived intangible assets:
Trade names	45,830	(4,965)	40,865
Broker-dealer license	11,550	(1,251)	10,299
AssetMark Trust regulatory status	23,300	(2,524)	20,776
Total	$651,160	$(8,740)	$642,420

The weighted average estimated remaining useful life was 16.7 years for trade names, the broker-dealer license, AssetMark Trust regulatory status and GFPC adviser relationships as of June 30, 2019. Amortization expense for definite-lived intangible assets was $1,009 for the three months ended June 30, 2019 and 2018. Amortization expense was $2,229 and $2,016 for the six months ended June 30, 2019 and 2018, respectively. The Company performed an annual test for intangible assets impairment in December for the years ended December 31, 2018 and 2017 and determined that intangible assets were not impaired. There have been no significant events or circumstances affecting the valuation of intangible assets subsequent to the Company’s annual assessment.

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The expected future amortization expense for intangible assets as of June 30, 2019 is as follows:

Remainder of 2019	$2,526
2020	5,052
2021	5,052
2022	5,052
2023	5,052
Thereafter	61,226
Total	$83,960

Note 5. Accrued Expenses and Other Current Liabilities

The following table shows the breakdown of accrued expenses and other current liabilities:

	June 30, 2019	December 31, 2018
Accrued bonus	$9,681	$14,553
Compensation and benefits payable	$5,265	$5,882
Asset-based payables	2,941	4,041
Other accrued expenses	15,278	13,724
Total	$33,165	$38,200

Note 6. Other-Long-Term Liabilities

Other long-term liabilities consisted of the following:

	June 30, 2019	December 31, 2018
Contractor liability	$3,324	$3,825
Deferred rent	1,160	1,272
Purchase commitments related to acquisition of GFPC	5,963	—
Total	$10,447	$5,097

Note 7. Asset-Based Expenses

Asset-based expenses incurred by the Company relating to the generation of asset-based revenues are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Strategist and manager fees	$25,518	$22,807	$48,121	$44,542
Premier broker-dealer fees	2,444	2,039	4,536	3,831
Custody fees	1,275	1,352	2,449	3,429
Fund advisory fees	1,724	2,007	3,442	2,669
Marketing allowance	612	514	1,127	1,052
Other	52	—	52	1
Total asset-based expenses	$31,625	$28,719	$59,727	$55,524

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 8. Debt

On November 14, 2018, the Company executed a Credit Agreement with Credit Suisse AG for a $250,000 term loan and a revolving line of credit that permits the Company to borrow up to $20,000. Both the Term Loan and the Revolver bear interest at (x) the London InterBank Offered Rate (“LIBOR”) plus a margin of 3.50%, with a step down to 3.25% or (y) the Alternate Base Rate, as specified in the Credit Agreement, plus a margin of 2.50%, with a step down to 2.25%, in each case based on our achievement of a specified first-lien leverage ratio. Additionally, the Term Loan’s margin will be reduced by 0.25% following an initial public offering. The term loan matures on November 14, 2025 and the revolving line of credit matures on November 14, 2023. As of June 30, 2019, $248.7 million aggregate principal amount of the term loan remained outstanding and the revolving line of credit was undrawn. Interest expense was $4,031 and $0 for the three months ended June 30, 2019 and 2018, respectively. Interest expense was $8,055 and $0 for the six months ended June 30, 2019 and 2018, respectively. See Note 12 for information regarding the Company’s completion of the IPO and a subsequent partial principal repayment of the term loan.

Note 9. Commitments and Contingencies

Litigation

The Company faces the risk of litigation and regulatory investigations and actions in the ordinary course of operating its businesses, including the risk of class action lawsuits. The Company’s pending legal and regulatory actions include proceedings specific to the Company and others generally applicable to business practices in the industries in which the Company operates. The Company is also subject to litigation arising out of its general business activities such as its contractual and employment relationships. In addition, the Company is subject to various regulatory inquiries, such as information requests, subpoenas, books and record examinations and market conduct and financial examinations from state, federal and other authorities. A substantial legal liability or a significant regulatory action against the Company could have an adverse effect on its business, financial condition and results of operations. Moreover, even if the Company ultimately prevails in the litigation, regulatory action or investigation, the Company could suffer significant reputational harm, which could have an adverse effect on its business, financial condition or results of operations.

Note 10. Income Taxes

The Company’s effective income tax rate differs from the federal corporate tax rate of 21.0%, primarily as a result of state taxes and the income tax effects of the Company’s share-based compensation.

Our effective tax rate was 50.4% and 31.9% for the three months ended June 30, 2019 and 2018, respectively. Our effective tax rate was 52.7% and 30.1% for the six months ended June 30, 2019 and 2018, respectively.

Note 11. Related Party Transactions

Due to the outstanding Class C Common Units being accounted for as a liability-classified award, AssetMark Holdings maintained an investment in the Company and an offsetting share-based compensation liability of $24,992 as of June 30, 2019, which represented the estimated value of the share-based employee compensation. The Company recorded these amounts as an expense and an increase to paid-in capital in 2019 and 2018.

As of June 30, 2019, the Company had a receivable due from AssetMark Holdings of $314, which represents the cash paid by the Company on behalf of AssetMark Holdings with respect to certain taxes payable in connection with the Company’s distribution to AssetMark Holdings in the fourth quarter of 2018.

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 12. Subsequent Events

On July 3, 2019, the Company’s Board of Directors adopted, and the Company’s sole stockholder approved, the 2019 Equity Incentive Plan (the “Plan”), which became effective on July 17, 2019, the date of effectiveness of the Company’s registration statement on Form S-1.  As of August 20, 2019, 4,801,954 shares were available for issuance under the Plan, which amount excluded the 85,737 shares of common stock subject to restricted stock units granted under the Plan immediately following the pricing of the Company’s IPO. Share and per share data shown in the accompanying unaudited condensed consolidated financial statements and related notes have not been retroactively revised to reflect these issuances, nor do they include the shares sold and related proceeds received by the Company from the IPO.

On July 5, 2019, the Company filed an amended and restated certificate of incorporation effecting a 661,500-for-one forward stock split. The par value was adjusted to $0.001 per share of common stock in connection with such filing. The number of authorized shares of common stock was increased to 675,000,000 and 75,000,000 shares of preferred stock were authorized to be issued; no preferred stock had been issued as of August 20, 2019. All share and per share data shown in the accompanying unaudited condensed consolidated financial statements and related notes thereto have been retroactively revised to reflect the forward stock split.

On July 22, 2019, the Company completed its IPO, in which the Company issued and sold an aggregate of 6.25 million shares of its common stock at a price to the public of $22.00 per share. The Company received aggregate net proceeds of $124.4 million from the IPO after deducting underwriting discounts and commissions and offering expenses payable by the Company. Immediately following the pricing of the IPO, AssetMark Holdings liquidated and dissolved and distributed shares of the Company’s common stock to its members as follows: holders of Class A Common Units and Class B Common Units of AssetMark Holdings received an aggregate of 59,840,951 shares of the Company’s common stock, and holders of Class C Common Units of AssetMark Holdings received an aggregate number of restricted stock awards equal to 6,309,049 shares of the Company’s common stock. As of July 22, 2019, 72.4 million shares of the Company’s common stock were outstanding.

On July 26, 2019, the Company made a partial repayment of $125 million of the Company’s outstanding indebtedness under the term loan.

Any material subsequent events have been considered for disclosure through August 20, 2019, the date on which the financial statements were made available.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated condensed financial statements and the related notes and other financial information included in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our fiscal year ends on December 31 each year.

Overview

AssetMark is a leading provider of extensive wealth management and technology solutions that power independent financial advisers and their clients. Our platform enables advisers to outsource high-cost and specialty services that would otherwise require significant investments of time and money—helping to level the playing field for independent financial advisers of all sizes. We provide an end-to-end experience, spanning nearly all elements of an adviser’s engagement with his or her client—from initial conversations to ongoing financial planning discussions, including performance reporting and billing. In addition, our platform provides tools and capabilities for advisers to better manage their day-to-day business activities, giving them more time for meaningful conversations with investors.

We believe that independent financial advisers who have a deep understanding of their communities and put the needs of investors first provide the best path for investors to achieve their long-term financial goals. We empower these adviser-entrepreneurs to start, run and grow independent advisory businesses. The compelling value of our tools for advisers and their clients has facilitated our rapid growth.

Business Highlights

•

We completed the acquisition of GFPC on April 16, 2019. Through the GFPC acquisition, we acquired $3.8 billion in platform assets and 215 new financial adviser relationships, of which 93 advisers are engaged advisers.

Financial Highlights

•	Total revenue for the quarter ended June 30, 2019 was $104.5 million, up $15.7 million, or 17.7%, from $88.8 million in the quarter ended June 30, 2018.
•	Net income for the quarter ended June 30, 2019 was $3.2 million, or $0.05 per share, compared to $9.3 million, or $0.14 per share, for the second quarter of 2018.
•

Adjusted net income for the quarter ended June 30, 2019 was $16.6 million, or $0.25 per share, compared to $15.1 million, or $0.23 per share, for the quarter ended June 30, 2018. We generated this 10.2% increase in adjusted net income despite a $4.0 million increase in interest expense in the quarter ended June 30, 2019 resulting from our November 2018 draw down on our Credit Facility (as defined in —Liquidity and Capital Resources—Credit Facility) to make a one-time distribution to AssetMark Holding LLC.

•	Adjusted EBITDA for the quarter ended June 30, 2019 was $28.6 million, up $6.5 million, or 29.2%, from $22.1 million in the quarter ended June 30, 2018.

Asset and Adviser Growth Trends

•	Platform assets were $56.1 billion as of June 30, 2019, up 23.8% from $45.3 billion as of June 30, 2018.
•	Net flows were $1.5 billion for the quarter ended June 30, 2019, which increased net flows by 3.4% from January 1, 2019.
•	We had 2,125 engaged advisers on our platform as of June 30, 2019, up 15.6% from 1,839 as of June 30, 2018. We added 93 new engaged advisers through our acquisition of GFPC.

Key Factors Affecting Our Performance

Expansion of Our Existing Financial Adviser Base

We are focused on attracting new advisers to our platform with our end-to-end wealth management offering, composed of a fully integrated technology platform, high-touch sales and service support and a curated investment platform. Our extensive offering is built to enhance adviser efficiency so that advisers of all sizes can compete and grow. We also strive to increase our share of wallet, or portion of an adviser’s fee-based business that is invested on our platform, by providing a holistic platform for advisers and surrounding advisers with the tools they need to better serve their clients. Our business will depend in part on our ability to drive higher usage of our platform by financial advisers and their client bases.

Increase of New Financial Advisers on Our Platform

Within the wealth management industry, the percentage of assets served by independent financial advisers is forecasted to grow from 42% in 2017 to 48% in 2022, based on our internal estimates and Cerulli data on expected industry growth. We seek to capitalize on this trend and attract new financial advisers to our platform by continuing to invest in our technology platform, sales and service standards and curated investment offering. Our annual cohort of new producing advisers grew 66% from 548 new producing advisers in 2014 to 910 in 2018. Our business will depend in part on our ability to continue to attract new advisers to our platform.

Technology Development

We invested $164 million in the development of our technology and our dedicated technology team from January 1, 2015 to June 30, 2019. We intend to continue to invest in our technology platform to address the needs of financial advisers and their investors. Our revenue growth will depend, in part, on our ability to continue to launch new offerings and deliver solutions to financial advisers efficiently. While these investments may delay or reduce our profitability, we believe they will enable us to grow our revenue meaningfully in the long term.

Investments In Growth

We have made and expect to continue to make substantial investments across our business, including those related to increasing our total employee base, to support our continued growth. We intend to continue to expand our sales capacity and further improve sales productivity to drive additional revenue and support the growth of our client base. We may incur increased general and administrative expenses to support our growth and operations. Our results of operations will depend in part on our ability to continue to manage such expenses, as well as on the effectiveness of our investments. We expect to continue managing such expenses and investments to support our adjusted EBITDA margin.

Competition

We compete with a broad range of wealth management firms that offer services to independent investment advisers. Our competitive landscape is defined by three primary factors: 1) technology capabilities, 2) consulting and back office servicing and 3) investment solutions. We may compete on these factors based on products, services or fees. While we anticipate that we will see increased competition and experience fee pressure, we believe that our technology platform, along with our personalized service and curated investment solutions, will continue to drive revenue expansion.

Value of Platform Assets

Our revenue is subject to fluctuations due to changes in general economic conditions, including market conditions and the changing interest rate environment. Most of our revenue is based on the value of assets invested in products on our platform, which is heavily influenced by general economic conditions. Fluctuations in securities prices may affect the value of such assets and may also influence an investor’s decision to select, grow, maintain or reduce an investment. We generate asset-based revenue from fees billed in advance of each quarter, providing visibility into near-term revenue and helping to minimize revenue fluctuations stemming from market volatility. In addition, we realize spread-based revenue, which represents a growing portion of our revenue. Spread-based revenue is subject to change based on interest rate changes and the amount of cash held by investors at our proprietary trust company.

Acquisitions

Our ability to pursue and execute strategic transactions may impact our assets and revenue. From 2014 to 2018, we acquired the platform assets of two firms, which collectively have added $3.5 billion in assets. Subsequently, in April 2019, we closed our acquisition of GFPC following CFIUS clearance and FINRA approval, for a total cash purchase price of $35.9 million. This acquisition added another $3.8 billion in platform assets. We expect to continue to selectively seek acquisitions that will enhance our scale, operating leverage and capabilities to further deepen our offering to advisers and investors.

Key Operating Metrics

In addition to our GAAP financials, we regularly review the following key metrics to measure performance, identify trends, formulate financial projections, compensate our employees and monitor our business. While we believe that these metrics are useful in evaluating our business, other companies may not use similar metrics or may not calculate similarly titled metrics in a consistent manner.

Key metrics for the three months ended June 30, 2019 and 2018 and the six months ended June 30, 2019 and 2018 include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operational metrics:
Platform assets (at period-beginning) (millions of dollars)	$49,695	$43,462	$44,855	$42,385
Net flows (millions of dollars)	$1,514	$1,695	$2,924	$3,363
Market impact net of fees (millions of dollars)	$1,053	$117	$4,483	$(474)
Acquisition	$3,789	-	$3,789	-
Platform assets (at period-end) (millions of dollars)	$56,051	$45,274	$56,051	$45,274
Net flows (% of beginning of period platform assets)	3.4%	4.0%	6.5%	7.9%
Advisers (at period-end)	7,899	7,390	7,899	7,390
Engaged advisers (at period-end)	2,125	1,839	2,125	1,839
Assets from engaged advisers (at period-end) (millions of dollars)	$49,455	$39,092	$49,455	$39,092
Households (at period-end)	155,372	125,060	155,372	125,060
New producing advisers	280	240	478	451
Production lift from existing advisers ( year-to-date %)	24.9%	23.3%	24.4%	23.6%
ATC client cash (millions of dollars)	$1,493	$1,245	$1,493	$1,245
Financial metrics:
Total revenue (millions of dollars)	$104	$89	$197	$173
Net income margin (%)	3.1%	10.4%	3.1%	11.0%
Capital expenditure (millions of dollars)	$6	$4	$11	$8
Non-GAAP financial metrics:
Adjusted EBITDA (millions of dollars)	$28.6	$22.1	$51.3	$43.1
Adjusted net income (millions of dollars)	$16.6	$15.1	$29.4	$30.2

Platform Assets (At Period-End)

We believe that the amount of assets on our platform is an important indicator of the strength and growth of our business, our increased customer footprint and the market acceptance of our platform. We define platform assets as all assets on the AssetMark platform, whether these are assets for which we provide advisory services, referred to as regulatory assets under management (“AUM”), or non-advisory assets under administration, assets held in cash accounts or otherwise not managed (collectively, “All Other Assets”). There is generally no material economic difference to our financial results whether assets are considered AUM or Other Assets. We view our platform assets as reflective of our revenue growth and potential for future growth. We had platform assets of $56,051 million and $45,274 million as of June 30, 2019 and June 30, 2018, respectively. Our regulatory AUM totaled $34,435 million and $30,065 million as of June 30, 2019 and June 30, 2018, respectively. We intend to continue growing our platform assets with enhancements to our technology, services and investment solutions. We expect the growth in our platform assets will remain a significant indicator of our business momentum and results of operations as existing advisers and new advisers realize the benefits of our platform. Our platform assets in any period may continue to fluctuate as a result of several factors, including our adviser satisfaction with the functionality, features, performance or pricing of our offering, overall fluctuations in the securities markets and other factors, a number of which are beyond our control.

Net Flows and Market Impact Net of Fees

The changes in our platform assets from period to period are primarily driven by the amount of new assets that are added to existing and new client accounts, which we refer to as production, and the amount of assets that are withdrawn from client accounts, which we refer to as redemption. We refer to the difference between production and redemption as net flows. Positive net flows indicate that the amount of assets added to client accounts exceeds the amount of assets that have been terminated or withdrawn from client accounts. In addition to net flows, the change in the market value of investments held in client accounts between the beginning and end of a period, which we define as market impact, also influences platform assets. For each period, we show the market impact on platform assets net of the fees paid to financial advisers, AssetMark custodians and certain fees embedded in investment vehicles.

Advisers (At Period-End)

Adviser count reflects the total number of advisers who had at least one investor account on our platform at the end of the given period.

Engaged Advisers (At Period-End)

Engaged advisers are advisers with at least $5 million in platform assets.

Assets from Engaged Advisers (At Period-End)

Assets from engaged advisers are total platform assets attributable to engaged advisers.

Households (At Period-End)

We define a “Household” as one or more client accounts that are grouped together based on a relationship identification code as determined by the financial adviser.

New Producing Advisers

New producing advisers (“NPAs”) for a given period represents the number of advisers that invested their first client assets on our platform in that period.

Production Lift from Existing Advisers (Year-to-Date)

Existing advisers for a given period are defined as those who had invested client assets on our platform as of the beginning of the period. Production lift from existing advisers for a given period is calculated by dividing production attributable to existing advisers (excluding GFPC advisers) for such period by platform assets as of the beginning of the year. This metric represents both the organic growth of these advisers as well as any incremental share of wallet of the adviser’s business that is added to our platform.

ATC Client Cash

In general, all accounts with AssetMark Trust Company are required to have cash at a minimum level ranging from of 1.5% to 5% of invested assets. In addition to this minimum amount, strategists and advisers have the discretion to hold additional invested assets in cash. We refer to the aggregate amount of cash held at ATC as ATC client cash. As of December 31, 2018 and June 30, 2019, ATC client cash accounted for 5% and 4%, respectively, of the total assets in custody at ATC. As of December 31, 2018 and June 30, 2019, 86% and 98%,  respectively, of the ATC client cash was placed with the ATC-insured cash deposit program and was the primary source of spread-based revenue for our business.

Total Revenue

Total revenue includes all revenue that we recognize, including asset-based revenue, spread-based revenue and other revenue.

Net Income Margin

Net income margin is defined as net income divided by total revenue.

Capital Expenditure

Capital expenditure represents the long-term investments that we make on an annual basis. Capital expenditure primarily reflects investments in technology, the development of new products and services and other intangible assets, but also includes investments in property and equipment such as technology support and office space.

Non-GAAP Financial Metrics

Adjusted EBITDA

Adjusted EBITDA is defined as EBITDA (net income plus interest expense, income tax expense, depreciation and amortization and less interest income), further adjusted to exclude certain non-cash charges and other adjustments set forth below. Adjusted EBITDA is a useful financial metric in assessing our operating performance from period to period by excluding certain items that we believe are not representative of our core business, such as certain material non-cash items and other adjustments such as share-based compensation, strategic initiatives and reorganization and integration costs. We believe that adjusted EBITDA, viewed in addition to, and not in lieu of, our reported GAAP results, provides useful information to investors regarding our performance and overall results of operations for various reasons, including:

•

non-cash equity grants made to employees at a certain price and point in time do not necessarily reflect how our business is performing at any particular time; as such, share-based compensation expense is not a key measure of our operating performance; and

•

costs associated with acquisitions and the resulting integrations, debt refinancing, restructuring, litigation and conversions can vary from period to period and transaction to transaction; as such, expenses associated with these activities are not considered a key measure of our operating performance.

We use adjusted EBITDA:

•	as a measure of operating performance;
•	for planning purposes, including the preparation of budgets and forecasts;
•	to allocate resources to enhance the financial performance of our business;
•	to evaluate the effectiveness of our business strategies;
•	in communications with our board of directors concerning our financial performance; and
•	as a consideration in determining compensation for certain employees.

Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation to, or as a substitute for, analysis of our results as reported under GAAP. Some of these limitations are:

•	adjusted EBITDA does not reflect all cash expenditures, future requirements for capital expenditures or contractual commitments;
•	adjusted EBITDA does not reflect changes in, or cash requirements for, working capital needs;

•	adjusted EBITDA does not reflect interest expense on our debt or the cash requirements necessary to service interest or principal payments; and
•	the definition of adjusted EBITDA can differ significantly from company to company and as a result has limitations when comparing similarly titled measures across companies.

Set forth below is a reconciliation from net income, the most directly comparable U.S. GAAP financial measure, to adjusted EBITDA for the three months ended June 30, 2019 and 2018 and the six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Net income	$3,237	$9,265	$6,048	$19,056
Provision for (benefit from) income tax	3,289	4,337	6,729	8,209
Interest income	(730)	(420)	(1,622)	(730)
Interest expense	4,031	—	8,055	—
Amortization/depreciation	7,613	6,698	14,509	12,735
EBITDA	17,440	19,880	33,719	39,269
Share-based compensation(1)	5,226	1,443	10,452	2,739
IPO readiness(2)	767	407	1,335	458
Reorganization and integration costs(3)	130	403	787	675
Acquisition expenses(4)	5,031	—	5,031	—
Adjusted EBITDA	$28,594	$22,133	$51,324	$43,141

(1)

“Share-based compensation” represents granted share-based compensation in the form of Class C Common Units (which are incentive units) of AssetMark Holdings LLC, our parent company, to certain of our directors and employees. Although this expense occurred in each measurement period, we have added the expense back in our calculation of adjusted EBITDA because of its noncash impact.

(2)

“IPO readiness” includes professional fees related to our preparation to become a public company. These expenses primarily include services for financial and human resources systems implementation, executive compensation assessments and other consulting services. Although these expenses occurred in both 2018 and the first quarter of 2019, these expenses are nonrecurring as they are limited to our public-company readiness preparation and do not include ongoing public-company compliance costs.

(3)

“Reorganization and integration costs” includes costs related to our functional reorganization within our Operations, Technology and Retirement functions as well as duplicate costs related to the outsourcing of back-office operations functions. While we have incurred such expenses in all periods measured, these expenses serve varied reorganization and integration initiatives, each of which is non-recurring. We do not consider these expenses to be part of our core operations.

(4)	“GFPC-related expenses” includes employee severance, transition, and retention expenses, duplicative general and administrative expenses and other professional fees related to the acquisition of GFPC.

Adjusted Net Income

Adjusted net income represents net income before: (a) share-based compensation expense, (b) amortization of acquisition-related intangible assets, (c) acquisition and related integration expenses, (d) restructuring and conversion costs and (e) certain other expenses. Reconciled items are tax effected using the income tax rates in effect for the applicable period, adjusted for any potentially non-deductible amounts. We prepared adjusted net income to eliminate the effects of items that we do not consider indicative of our core operating performance. We have historically not used adjusted net income for internal management reporting and evaluation purposes; however, we believe that adjusted net income, viewed in addition to, and not in lieu of, our reported GAAP results, provides useful information to investors regarding our performance and overall results of operations for various reasons, including the following:

•

non-cash equity grants made to employees at a certain price and point in time do not necessarily reflect how our business is performing at any particular time; as such, share-based compensation expense is not a key measure of our operating performance;

•

costs associated with acquisitions and related integrations, debt refinancing, restructuring and conversions can vary from period to period and transaction to transaction; as such, expenses associated with these activities are not considered a key measure of our operating performance; and

•

amortization expenses can vary substantially from company to company and from period to period depending upon each company’s financing and accounting methods, the fair value and average expected life of acquired intangible assets and the method by which assets were acquired; as such, the amortization of intangible assets obtained in acquisitions is not considered a key measure of our operating performance.

Adjusted net income does not purport to be an alternative to net income (loss) or cash flows from operating activities. The term adjusted net income is not defined under GAAP, and adjusted net income is not a measure of net income (loss), operating income or any other performance or liquidity measure derived in accordance with GAAP. Therefore, adjusted net income has limitations as an analytical tool and should not be considered in isolation to, or as a substitute for, analysis of our results as reported under GAAP. Some of these limitations are:

•	adjusted net income does not reflect all cash expenditures, future requirements for capital expenditures or contractual commitments;
•	adjusted net income does not reflect changes in, or cash requirements for, working capital needs; and
•	other companies in the financial services industry may calculate adjusted net income differently than we do, limiting its usefulness as a comparative measure.

Set forth below is a reconciliation from net income, the most directly comparable U.S. GAAP financial measure, to adjusted net income for the three months ended June 30, 2019 and 2018 and the six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Net income	$3,237	$9,265	$6,048	$19,056
Acquisition-related amortization(1)	5,108	5,108	10,216	10,216
Expense adjustments(2)	5,928	810	7,153	1,133
Share-based compensation	5,226	1,443	10,452	2,739
Tax effect of adjustments(3)	(2,869)	(1,538)	(4,516)	(2,951)
Adjusted net income	$16,630	$15,088	$29,353	$30,193

(1)	Relates to intangible assets established in connection with HTSC’s acquisition of our Company in 2016.
(2)	Consists of the adjustments to EBITDA listed in the adjusted EBITDA reconciliation table above other than share-based compensation.
(3)	Reflects the tax impact of expense adjustments and acquisition-related amortization.

Components of Results of Operations

Revenue

Asset-Based Revenue

A majority of our revenue is derived from the fees we charge as a percentage of platform assets. We record this revenue as asset-based revenue. Our asset-based revenue varies based on the types of investment solutions and services that financial advisers utilize for their clients. Asset-based revenue accounted for approximately 90.2% and 93.8% of our total revenue for the three months ended June 30, 2018 and 2019, respectively, and approximately 90.1% and 94.2% of our total revenue for the six months ended June 30, 2018 and 2019, respectively.

Spread-Based Revenue

Our spread-based revenue consists of the fees we earn on cash custodied at ATC, one of our wholly owned subsidiaries and one of several custodians offered on our platform. ATC utilizes third-party banks to place and hold client cash and is paid interest-rate-sensitive fees calculated by reference to such deposits.

Other Income

Other income consists primarily of interest earned on operating cash held by us. Other one-time income items are reported under “Other Income,” as discussed elsewhere in this section.

Expenses

Asset-Based Expenses

Asset-based expenses primarily relate to costs incurred directly from the generation of asset-based revenue, including strategist, investment manager and sub-advisory fees, custody fees paid to our third-party custodian partners, payments to our broker-dealer partners and business development allowance payments for our premier advisers. These expenses are typically calculated based upon a percentage of the market value of assets held in customer accounts measured as of the end of each fiscal quarter.

Spread-Based Expenses

Our spread-based expenses consist of expenses paid to ATC’s third-party administrator for administering ATC’s insured cash deposit program and interest payments to clients.

Employee Compensation

Employment and compensation expenses include salaries, commissions, non-cash share-based compensation, profit sharing, benefits and employer-related taxes. We expect that the majority of any increase in employee and compensation expenses in the next 12 months will arise in connection with additional non-cash share-based compensation and increased headcount to support our growth strategy.

General and Operating Expenses

General and operating expenses include occupancy expenses and expenses relating to trading, events, communications services, research and data services, website and systems development, marketing, legal services and travel and entertainment. We expect general and operating expenses to increase in absolute dollars in future periods as a result of increased costs associated with being a publicly traded company, including significant increased legal and accounting costs related to compliance with rules and regulations implemented by the SEC and the New York Stock Exchange (the “NYSE”), as well as additional insurance, investor relations and other costs associated with being a public company.

Professional Fees

Professional fee expenses primarily relate to the fees we pay to the third-party administrator of AssetMark Retirement Services, Inc., our wholly owned subsidiary that operates our retirement business, as well as fees associated with the outsourcing of administrative operations functions, audit costs and expenses related to being a publicly traded company.

Depreciation and Amortization

Amortization expense reflects the amortization of our intangible technology assets and our other assets such as trade names, broker-dealer licenses and ATC regulatory status, from the fair value established at the date of our sale to HTSC in 2016. Depreciation expense reflects the ongoing cost of annual usage of property and equipment.

Interest Income and Other Income (Expense) Net

We earn interest income on our operating cash and cash equivalents (cash and investments), which may fluctuate over time.

Results of Operations

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

The following discussion presents an analysis of our results of operations for the three months ended June 30, 2019 and 2018. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items.

	Three months ended June 30,
(dollars in thousands)	2019	2018	$ Change	% Change
Revenue
Asset-based revenue	$94,273	$83,234	$11,039	13.3
Spread-based revenue	8,810	4,734	4,076	86.1
Other income	1,400	809	591	73.0
Total revenue	104,483	88,777	15,706	17.7
Expenses
Asset-based expenses	31,625	28,719	2,906	10.1
Spread-based expenses	1,595	444	1,151	259.3
Employee compensation	35,489	26,663	8,826	33.1
General and operating expenses	13,135	10,602	2,533	23.9
Professional fees	4,469	2,049	2,420	118.1
Interest	4,031	—	4,031	*
Depreciation and amortization	7,613	6,698	915	13.7
Total expenses	97,957	75,175	22,782	30.3
Income before income taxes	6,526	13,602	(7,076)	(52.0)
Provision for income taxes	3,289	4,337	(1,048)	(24.2)
Net income	3,237	9,265	(6,028)	(65.1)
Other comprehensive income, net of tax
Unrealized gain on available for sale investments, net of tax	—	2	(2)	*
Net comprehensive income	$3,237	$9,267	$(6,030)	(65.1)
*	Not meaningful.

Asset-Based Revenue

Asset-based revenue increased $11.0 million, or 13.3%, from $83.2 million in the three months ended June 30, 2018 to $94.3 million in the three months ended June 30, 2019. This increase was primarily related to increased platform fees and advisory fees of $10.4 million associated with growth in platform assets. Administrative service fees from ATC also increased by $0.6 million due to growth in mutual fund assets.

Spread-Based Revenue

Spread-based revenue increased $4.1 million, or 86.1%, from $4.7 million in the three months ended June 30, 2018 to $8.8 million in the three months ended June 30, 2019. This increase was primarily due to higher cash balances held at ATC and increased interest rates on cash invested through ATC’s insured cash deposit program.

Other Income

Other income increased $0.6 million, or 73.0%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. This increase was primarily related to higher interest income of $0.3 million attributed to higher interest rates and higher cash balances generated from our operating activities, $0.1 million higher termination fees collected by ATC and $0.1 million from other miscellaneous income.

Asset-Based Expenses

Asset-based expenses increased $2.7 million, or 10.1%, from $28.7 million in the three months ended June 30, 2018 to $31.4 million in the three months ended June 30, 2019. This increase was primarily related to increased strategist, investment management and sub-adviser expenses of $2.2 million, due to growth in platform assets.  We also experienced an increase in asset-based broker-dealer payments of $0.6 million driven by growth in platform assets. The remaining increase was driven primarily by higher business development expenses due to increase of platform assets associated with our gold and platinum advisers.

Spread-Based Expenses

Spread-based expenses increased $1.2 million, or 259.3%, from $0.4 million in the three months ended June 30, 2018 to $1.6 million in the three months ended June 30, 2019. This increase was primarily due to higher interest payments to clients of $1.0 million due to higher interest rates and larger cash balances at ATC.  The remaining increase was attributed to increased expenses paid to ATC’s third-party administrator for ATC’s insured cash deposit program.

Employee Compensation

Employee compensation expenses increased $8.8 million, or 33.1%, from $26.7 million in the three months ended June 30, 2018 to $35.5 million in the three months ended June 30, 2019. This increase was primarily due to a $5.2 million increase in salaries and related expenses from an increased associate headcount to support our ongoing growth. Salaries and related expenses for the three months ended June 30, 2019 included adjusted expenses, which included $2.1 million in expenses related to GFPC-related expenses that we expect to be incurred until we complete the transition of assets to the AssetMark platform, $0.2 million lower reorganization and integration costs than for the three months ended June 30, 2019, and $0.1 million lower expenses related to our preparation for becoming a public company.  There was also an increase of $3.8 million related to share-based compensation attributed to the growth in our valuation, an increase of $0.6 million related to higher sales incentive compensation attributable to a larger sales organization and a $0.3 million increase attributable to our increased use of contractors.  These increases were partially offset by higher capitalization of certain employees that developed internal-use software, resulting in a decrease of $1.0 million in expenses.

General and Operating Expenses

General and operating expenses increased $2.5 million, or 23.9%, from $10.6 million in the three months ended June 30, 2018 to $13.1 million in the three months ended June 30, 2019. This increase was primarily due to $1.5 million in GFPC-related expenses that we expect to be incurred until we complete the transition of assets to the AssetMark platform and a $0.7 million increase in expenses related to our preparation for becoming a public company, partially offset by a $0.1 million decrease in reorganization and integration costs. The remaining increase of $0.4 million was primarily driven by higher subscription costs.

Professional Fees

Professional fee expenses increased $2.4 million, or 118.1%, from $2.0 million in the three months ended June 30, 2018 to $4.4 million in the three months ended June 30, 2019. This increase was primarily due $1.4 million in GFPC-related expenses, which primarily related to a one-time payment to a strategist to assist with asset retention during the purchase transition, partially offset by a $0.2 million decrease in expenses related to our preparation for becoming a public company.  The remaining increase was primarily related to higher audit costs.

Interest Expense

Interest expense increased from $0 in the three months ended June 30, 2018 to $4.0 million in the three months ended June 30, 2019. This increase related to the interest we paid on our long-term debt incurred in November 2018.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $0.9 million, or 13.7%, from $6.7 million in the three months ended June 30, 2018 to $7.6 million in the three months ended June 30, 2019. This increase was related to the incremental assets placed in service during 2018. When HTSC acquired us on October 31, 2016, all intangible assets were fair valued, and those assets with definite-lives commenced amortization schedules ranging from five- to 20-year schedules. Because less than three years had elapsed since the 2016 acquisition, we had minimal fully amortized asset run-off in 2017 and 2018 with which to offset the incremental assets recently placed in service.

Provision for Income Taxes

Provision for income taxes decreased $1.0 million, or 22.5%, from $4.3 million in the three months ended June 30, 2018 to $3.3 million in the three months ended June 30, 2019. This decrease was due to the decrease in our income before income taxes, and was offset in part by an increase in share-based compensation, which is not deductible for tax purposes, and the effect of discrete items unrelated to our current-year business operations.

Net Comprehensive Income

Net comprehensive income decreased $6.0 million, or 65.3%, from $9.3 million in the three months ended June 30, 2018 to $3.2 million in the three months ended June 30, 2019, despite a 17.7% growth in total revenue over the same period. This decrease in net comprehensive income was due to increased expenses incurred in the quarter ended June 30, 2019, including (i) a $5.0 million increase in non-recurring costs related to the GFPC acquisition and integration as well as IPO readiness, (ii) a $3.9 million increase in the carrying value of share-based compensation expenses attributed to the growth in our valuation, (iii) $4.0 million in interest expense incurred in the quarter ended June 30, 2019 resulting from our drawdown on our Credit Facility to make a one-time distribution to AssetMark Holdings LLC and (iv) an increase in our effective tax rate from 29% in the quarter ended June 30, 2018 to 46% in the quarter ended June 30, 2019 due to the fact that share-based compensation is not deductible, which resulted in our tax expenses remaining relatively constant over the same period despite lower pre-tax income in the quarter ended June 30, 2019.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

The following discussion presents an analysis of our results of operations for the six months ended June 30, 2019 and 2018. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items.

	Six months ended June 30,
(dollars in thousands)	2019	2018	$ Change	% Change
Revenue
Asset-based revenue	$177,336	$162,310	$15,026	9.3
Spread-based revenue	16,359	8,483	7,876	92.8
Other income	3,102	2,517	585	23.2
Total revenue	196,797	173,310	23,487	13.6
Expenses
Asset-based expenses	59,727	55,524	4,203	7.6
Spread-based expenses	2,073	805	1,268	157.5
Employee compensation	67,374	51,403	15,971	31.1
General and operating expenses	25,427	21,253	4,174	19.6
Professional fees	6,855	4,325	2,530	58.5
Interest	8,055	—	8,055	*
Depreciation and amortization	14,509	12,735	1,774	13.9
Total expenses	184,020	146,045	37,975	26.0
Income before income taxes	12,777	27,265	(14,488)	(53.1%)
Provision for income taxes	6,729	8,209	(1,480)	(18.0)
Net income	$6,048	$19,056	$(13,008)	(68.3)
Other comprehensive income, net of tax
Unrealized gain (loss) on available for sale investments, net of tax	—	—	—	*
Net comprehensive income	$6,048	$19,056	$(13,008)	(68.3)
*	Not meaningful.

Asset-Based Revenue

Asset-based revenue increased 15.0 million, or 9.3%, from $162.3 million in the six months ended June 30, 2018 to $177.3 million in the six months ended June 30, 2019. This increase was primarily due to increased platform fees of $13.3 million associated with growth in platform assets, primarily driven by positive net flows and strong market conditions. Administrative service fees from ATC also increased by $1.0 million due to growth in mutual fund assets.  The increase was offset in part by a $0.7 million decrease in custodial support payments from our third-party custodians related to a 2018 renegotiated contract, which also resulted in us paying lower custody fees.

Spread-Based Revenue

Spread-based revenue increased $7.9 million, or 92.8%, from $8.5 million in the six months ended June 30, 2018 to $16.4 million in the six months ended June 30, 2019. This increase was primarily due to higher cash balances held at ATC and increased interest rates on cash invested through ATC’s insured cash deposit program.

Other Income

Other income increased $0.6 million, or 23.2%, from $2.5 million in the six months ended June 30, 2018 to $3.1 million in the six months ended June 30, 2019. This increase was primarily related to higher interest income of $0.9 million attributed to higher interest rates and higher cash balances generated from our operating activities, $0.3 million higher termination fees collected by ATC and $0.2 million in miscellaneous income. The increase was partially offset by our recognition of $0.9 million owed to us as a result of a legal settlement.

Asset-Based Expenses

Asset-based expenses increased $4.2 million, or 7.6%, from $55.5 million in the six months ended June 30, 2018 to $59.7 million in the six months ended June 30, 2019. This increase was primarily due to increased strategist, investment management and sub-adviser expenses of $4.4 million, due to growth in platform assets.  We also experienced an increase in asset-based broker-dealer payments of $0.7 million driven by growth in platform assets. The increase was offset in part by lower negotiated custody fees charged by third-party custodians.

Spread-Based Expenses

Spread-based expenses increased $1.3 million, or 157.5%, from $0.8 million in the six months ended June 30, 2018 to $2.1 million in the six months ended June 30, 2019. This increase was primarily due to higher interest payments to clients of $1.0 million due to higher interest rates and larger cash balances at ATC.  The remaining increase was attributed to increased expenses paid to ATC’s third-party administrator for ATC’s insured cash deposit program.

Employee Compensation

Employee compensation expenses increased $16.0 million or 31.1%, from $51.4 million in the six months ended June 30, 2018 to $67.4 million in the six months ended June 30, 2019. This increase was primarily due to a $9.0 million increase in salaries and related expenses from an increased associate headcount to support our ongoing growth. Salaries and related expenses for the six months ended June 30, 2019 included adjusted expenses, which included $2.1 million in expenses related to the GFPC acquisition that we expect to be incurred until we complete the transition of assets to the AssetMark platform, $0.1 million in higher reorganization and integration expenses, and $0.1 million lower expenses related to our preparation for becoming a public company.  There was also an increase of $7.7 million related to share-based compensation attributed to the growth in our valuation, an increase of $0.7 million related to higher sales incentive compensation attributable to a larger sales organization and a $0.3 million increase attributable to our increased use of contractors. These increases were partially offset by higher capitalization of certain employees that developed internal-use software, resulting in a decrease of $1.8 million in expenses.

General and Operating Expenses

General and operating expenses increased $4.2 million, or 19.6%, from $21.2 million in the six months ended June 30, 2018 to $25.4 million in the six months ended June 30, 2019. This increase was primarily due to $1.5 million in GFPC-related expenses that we expect to be incurred until we complete the transition of assets to the AssetMark platform, an increase of $0.7 million in expenses related to our preparation for becoming a public company and increased costs of $1.2 million for expanded promotional events for our top advisers and increased associate travel expenses. The remaining increase was primarily driven by higher subscription costs.

Professional Fees

Professional fee expenses increased $2.5 million, or 58.5%, from $4.3 million in the six months ended June 30, 2018 to $6.8 million in the six months ended June 30, 2019. This increase was primarily due to $1.4 million in GFPC-related expenses, which primarily related to a one-time payment to a strategist to assist with asset retention during the purchase transition, and a $0.3 million increase in expenses related to our preparation for becoming public company.  The remaining increase primarily related to higher audit costs.

Interest Expense

Interest expense increased from $0 in the six months ended June 30, 2018 to $8.1 million in the six months ended June 30, 2019. This increase related to the interest we paid on our long-term debt incurred in November 2018.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $1.8 million, or 13.9%, from $12.7 million in the six months ended June 30, 2018 to $14.5 million in the six months ended June 30, 2019. This increase related to the incremental assets placed in service during 2018 and the first half of 2019. When HTSC acquired us on October 31, 2016, all intangible assets were fair valued, and those assets with definite-lives commenced amortization schedules ranging from five- to 20-year schedules. Because less than three years had elapsed since the 2016 acquisition, we had minimal fully amortized asset run-off in 2017 and 2018 with which to offset the incremental assets recently placed in service.

Provision for Income Taxes

Provision for income taxes decreased $1.4 million, or 17.1%, from $8.2 million in the six months ended June 30, 2018 to $6.8 million in the six months ended June 30, 2019. This decrease was due to the decrease in our income before income taxes, and was offset in part by an increase in share-based compensation, which is not deductible for tax purposes, and the effect of discrete items unrelated to our current-year business operations.

Net Comprehensive Income

Net comprehensive income decreased $13.0 million, or 68.3%, from $19.1 million in the six months ended June 30, 2018 to $6.1 million in the six months ended June 30, 2019, despite a 13.6% growth in total revenue over the same period. This decrease in net comprehensive income was due to increased expenses incurred in the six months ended June 30, 2019, including (i) a $6.0 million increase in non-recurring costs related to the GFPC acquisition and integration as well as IPO readiness, (ii) a $7.7 million increase in the carrying value of share-based compensation expenses attributed to the growth in our valuation, (iii) $8.1 million in interest expense incurred in the six months ended June 30, 2019 resulting from our drawdown on our Credit Facility to make a one-time distribution to AssetMark Holdings and (iv) an increase in our effective tax rate from 29% in the six months ended June 30, 2018 to 46% in the six months ended June 30, 2019 due to the fact that share-based compensation is not deductible, which resulted in our tax expenses remaining relatively constant over the same period despite lower pre-tax income in the six months ended June 30, 2019.

Liquidity and Capital Resources

Liquidity

Since 2016, our operations have been financed primarily through cash flows from operations. In November of 2018, we also established a credit facility consisting of a $250.0 million term loan and a $20.0 million revolving credit facility with Credit Suisse AG, Cayman Islands Branch (“Credit Suisse”). As of June 30, 2019 and June 30, 2018, we had cash and cash equivalents of $65.0 million and $105.4 million, respectively, and restricted cash of $7.0 million and $7.0 million, respectively. Over the next twelve months, we expect that our cash and liquidity needs will continue to be met by cash generated by our ongoing operations as well as our credit facility. To the extent that existing cash, cash from operations and our credit facility are not sufficient to fund our future operations, we may need to raise additional funds through public or private equity or additional debt financing. In addition, we may opportunistically seek to raise additional capital to fund our continued growth. To the extent that we are unsuccessful in additional debt or equity financings, our plans for continued growth may be curtailed.

Credit Facility

In November 2018, we entered into a credit agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent (collectively, the “Agent”), and the lenders party thereto (the “Credit Agreement”), which we amended on June 28, 2019. The Credit Agreement consists of a $250.0 million term loan (the “Term Loan”) and a $20.0 million revolving credit facility (the “Revolver,” and together with the Term Loan, collectively, the “Credit Facility”). Our obligations under the Credit Facility are guaranteed by certain of our subsidiaries and are secured by substantially all of our assets, and all of the assets of certain of our subsidiaries, subject to certain exceptions. As of June 30, 2019, $248.7 million aggregate principal amount of the Term Loan remained outstanding and the Revolver was undrawn.

The Term Loan matures in November 2025 and requires quarterly amortization payments equal to $625,000, subject to prepayment adjustment. The Revolver matures in November 2023 with outstanding loans thereunder payable within 364 days of the applicable drawdown date. Both the Term Loan and the Revolver bear interest at (x) the London InterBank Offered Rate (“LIBOR”) plus a margin of 3.50%, with a step down to 3.25% or (y) the Alternate Base Rate, as specified in the Credit Agreement, plus a margin of 2.50%, with a step down to 2.25%, in each case based on our achievement of a specified first-lien leverage ratio. Additionally, the Term Loan’s margin was reduced by 0.25% following our IPO. With respect to the Revolver, a quarterly fee of 0.50% is due for the unused amounts thereunder with a stepdown to 0.375% based on our achievement of a specified first-lien leverage ratio. The Credit Agreement includes a process by which a successor rate to LIBOR will be determined in the event that LIBOR is no longer available in the market, whereby we and the Agent will endeavor to establish an alternative rate of interest giving consideration to the then-prevailing market conditions for syndicated loans in the United States.

The Credit Agreement contains customary affirmative and negative covenants, including reporting requirements and restrictions, subject to various exceptions, on the incurrence of additional indebtedness, the creation of liens, the making of acquisitions and investments, the disposal of assets and the making of restricted payments. Additionally, the Revolver includes a springing financial covenant, which provides that if, on the last day of a fiscal quarter, the principal amount of our revolving loans and letters of credit, subject to certain exceptions, exceeds $6.0 million, our total leverage ratio shall not exceed 4.75 to 1.00 for the fiscal quarters between March 31, 2019 and December 31, 2019 or 4.50 to 1.00 for the fiscal quarters ending on or after March 31, 2020. As of June 30, 2019, we were in compliance with all applicable covenants.

The Credit Agreement also contains customary events of default, which could result in acceleration of amounts due under the Credit Facility. Such events of default include, subject to the grace periods specified therein, our failure to pay principal or interest when due, our failure to satisfy or comply with covenants, a change of control, the imposition of certain judgments and the invalidation of liens we have granted.

We used the net proceeds to us from the IPO, together with cash on hand, to repay approximately $125 million of our indebtedness under the Term Loan on July 26, 2019.

Cash Flows

The following table presents information regarding our cash flows, cash, cash equivalents and restricted cash for the periods indicated:

	Six months ended June 30,
(in thousands)	2019	2018
Cash flow from operating activities	$7,508	$18,391
Cash used in investing activities	(46,588)	(8,165)
Cash flow used in financing activities	(1,250)	—
Net change in cash, cash equivalents and restricted cash	(40,330)	10,226
Cash, cash equivalents and restricted cash at beginning of period	112,354	57,147
Cash, cash equivalents and restricted cash at end of period	$72,024	$67,373

Cash Flows from Operating Activities

Cash flows from operating activities decreased by $10.9 million in the six months ended June 30, 2019 compared to the same period in 2018, primarily due to a decrease in net income of $13.0 million, income tax receivables and payables of $4.2 million and other current assets of $2.0 million. Such decreases were partially offset by adjustments to net income related to share-based compensation expense of $7.7 million and depreciation and amortization of $1.8 million.

Cash Used in Investing Activities

Cash used in investing activities increased by 38.4 million in the six months ended June 30, 2019 compared to the same period in 2018, due to the $35.9 million purchase price for the GFPC acquisition and a $2.8 million increase in capital expenditures, partially offset by $0.3 million in purchases of investments.

Cash Flows Used in Financing Activities

Cash flows used in financing activities increased by $1.3 million in the six months ended June 30, 2019 compared to the same period in 2018, primarily due to principal payments of indebtedness under our Term Loan of $1.3 million.

Contractual Obligations

The following table describes our contractual obligations as of December 31, 2018:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations(1)	$16,467	$3,431	$10,386	$2,650	—
Purchase obligations(2)	8,697	4,573	4,124	—	—
Debt principal and interest(3)	348,348	17,244	50,744	280,360	—
Total contractual obligations	$373,512	$25,248	$65,254	$283,010	—

(1)	Represents minimum operating lease payments under operating leases for office facilities, excluding potential lease renewals.
(2)

Represents future minimum payments under non-cancelable purchase commitments. For those agreements with variable terms, we do not estimate what the total obligation may be beyond any minimum quantities and/or pricing. On April 16, 2019, we completed the acquisition of GFPC and recognized $8.4 million of purchase commitments.

(3)

Debt principal and interest includes payments under the Term Loan. Interest payments were calculated using the forecasted rate as of December 31, 2018.  On July 26, 2019, we made a partial prepayment of $125 million of our outstanding indebtedness under the Term Loan.

Off-Balance Sheet Arrangements

As of December 31, 2018 and June 30, 2019, we had no off-balance sheet arrangements.

JOBS Act Accounting Election

We are an emerging growth company, as defined in the Tax Cuts and JOBS Act. Under the Jobs Act of 2017 (the “JOBS Act”), emerging growth companies can delay adopting new or revised accounting standards issued after the enactment of the JOBS Act until those standards apply to private companies. We have elected to use this extended transition period under the JOBS Act.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with GAAP. The preparation of consolidated financial statements in accordance with GAAP requires certain estimates, assumptions and judgments to be made that may affect our consolidated financial statements. Accounting policies that have significant impact on our results are described in the prospectus dated July 17, 2019 that we filed with the SEC pursuant to Rule 424(b) under the Securities Act and in Note 2 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The accounting policies discussed therein are those that we consider to be the most critical. We consider an accounting policy to be critical if the policy is subject to a material level of judgment and if changes in those judgments are reasonably likely to materially impact our results.

Recently Issued Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Our exposure to market risk is directly related to revenue from service and management fees earned based upon a percentage of assets on our platform. In the six months ended June 30, 2019 and 2018, 90% and 94% of our total revenue, respectively, was based on the market value of assets on the platform and were recurring in nature. We expect this percentage to vary over time. A 1% decrease in the aggregate value of assets on the platform at the beginning of the period for the six months ended June 30, 2019 and 2018 would have caused our total revenue to decline by 1% and 1%, respectively, and would have caused our pre-tax income to decline by 10% and 4%, respectively, assuming we did not initiate additional expense measures in response to a market decline.

Interest Rate Risk

Changes in interest rates will impact our spread-based revenue. As of June 30, 2019, client cash assets participating in the insured cash deposit program at ATC totaled $1.5 billion. A change in short-term interest rates of 1% at the beginning of the period for the six months ended June 30, 2019 would result in an increase or decrease in income before income taxes of approximately $14.0 million on an annual basis (based on total client cash assets at June 30, 2019 and subject to any changes to interest credited to the end-investor). Actual impacts may vary depending on interest rate levels and the significance of change.

Additionally, changes to interest rates will impact the cost of our borrowing. Borrowing under both the Term Loan and the Revolver bears interest at (x) LIBOR plus a margin of 3.50%, with a step down to 3.25% or (y) the Alternate Base Rate, as specified in the Credit Agreement, plus a margin of 2.50%, with a stepdown to 2.25%, in each case based on our achievement of a specified first-lien leverage ratio. Additionally, the Term Loan’s margin was reduced by 0.25% following our IPO. With respect to the Revolver, a quarterly fee of 0.50% is due for the unused amounts thereunder, with a stepdown to 0.375% based on our achievement of a specified first-lien leverage ratio. If LIBOR-based interest rates increased by 1% of this amount, our interest expense on an annualized basis would increase by approximately $2.5 million based on amounts drawn down under the Term Loan as of June 30, 2019 and assuming no draw down of the Revolver.

Operational Risk

Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, improper or unauthorized execution and processing of transactions, deficiencies in our technology or financial operating systems and inadequacies or breaches in our control processes. We operate in diverse markets and are reliant on the ability of our employees and systems to process a large number of transactions. These risks are less direct and quantifiable than market risk, but managing them is critical, particularly in a rapidly changing environment with increasing transaction volumes. In the event of a breakdown or improper operation of systems or improper action by employees or advisers, we could suffer financial loss, regulatory sanctions and damage to our reputation. Business continuity plans exist for critical systems, and redundancies are built into the systems as deemed appropriate. To mitigate and control operational risk, we have developed and continue to enhance specific policies and procedures that are designed to identify and manage operational risk at appropriate levels throughout our organization and within various departments. These control mechanisms attempt to ensure that operational policies and procedures are being followed and that our employees operate within established corporate policies and limits.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2019. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of all possible controls and procedures. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company have been detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are, from time to time, involved in various legal proceedings, litigation and regulatory matters that arise in the normal course of our business. We do not believe that the resolutions of any such matters we are currently involved in, individually or in the aggregate, will have a material adverse impact on our financial condition or results of operations. However, we can provide no assurance that any pending or future matters will not have a material effect on our financial condition or results of operations in the future.

Item 1A. Risk Factors.

Risks Related to Our Business and Operations

Our revenue may fluctuate from period to period, which could cause our share price to fluctuate.

Our revenue may fluctuate from period to period in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following events, as well as other factors described elsewhere in this Quarterly Report on Form 10-Q:

•

a decline or slowdown of the growth in the value of financial market assets or changes in the mix of assets on our platform, which may reduce the value of our platform assets and therefore our revenue and cash flows;

•	significant fluctuations in securities prices affecting the value of assets on our platform;
•	negative public perception and reputation of the financial services industry, which would reduce demand for our investment solutions and services;
•	unanticipated acceleration of client investment preferences to lower fee options;
•	downward pressure on fees we charge our investor clients, which would reduce our revenue;
•	changes in laws or regulations that could impact our ability to offer investment solutions and services;
•	failure to obtain new clients or retain existing clients on our platform, or changes in the mix of clients on our platform;
•	failure by our financial adviser clients to obtain new investor clients or retain their existing investor clients;
•	failure to adequately protect our proprietary technology and intellectual property rights;
•	reduction in the suite of investment solutions and services made available by third-party providers to existing clients;
•	reduction in fee percentage or total fees for future periods, which may have a delayed impact on our results given that our asset-based fees are billed to advisers in advance of each quarter;
•	changes in our pricing policies or the pricing policies of our competitors to which we have to adapt; or
•	general domestic and international economic and political conditions that may decrease investor demand for financial advisers or investment services.

As a result of these and other factors, our results of operations for any quarterly or annual period may differ materially from our results of operations for any prior or future quarterly or annual period and should not be relied upon as indications of our future performance.

We operate in an intensely competitive industry, with many firms competing for business from financial advisers on the basis of the quality and breadth of investment solutions and services, ability to innovate, reputation and the prices of services, among other factors, and this competition could hurt our financial performance.

We compete with many different types of companies that vary in size and scope, including other TAMPs. In addition, some of our adviser clients have developed or may develop the in-house capability to provide the technology or investment advisory services they have retained us to perform. These clients may also offer internally developed services to their financial advisers, obviating the need to hire us, and they may offer these services to third-party financial advisers or financial institutions, thereby competing directly with us for that business.

Some of our competitors have greater name recognition or greater resources than we do, and may offer a broader range of services across more markets. These resources may allow our competitors to respond more quickly to new technologies or changes in demand for investment solutions and services, devote greater resources to developing and promoting their services and make more attractive offers to potential clients and strategic partners, which could hurt our financial performance. Further, some of our competitors operate in a different regulatory environment than we do, which may give them certain competitive advantages in the services they offer.

We compete on a number of bases including the performance of our technology, the level of fees charged, the quality of our services, our reputation and position in the industry, our ability to adapt to technological developments or unforeseen market entrants and our ability to address the complex and changing needs of our clients. Our failure to successfully compete on the basis of any of these factors could result in a significant decline in market share, revenue and net income.

We derive nearly all of our revenue from the delivery of investment solutions and services to clients in the financial advisory industry and our revenue could suffer if that industry experiences a downturn.

We derive nearly all of our revenue from the delivery of investment solutions and services to clients in the financial advisory industry and we are therefore subject to the risks affecting that industry. A decline or lack of growth in demand for financial advisory services would adversely affect the financial advisers who work with us and, in turn, our results of operations, financial condition or business. For example, the availability of free or low-cost investment information and resources, including research and information relating to publicly traded companies and mutual funds available on the Internet or on company websites, could lead to lower demand by investors for the services provided by financial advisers. In addition, demand for our investment solutions and services among financial advisers could decline for many reasons. Consolidation or limited growth in the financial advisory industry could reduce the number of financial advisers and their potential clients. Events that adversely affect financial advisers’ businesses, rates of growth or the numbers of customers they serve, including decreased demand for their products and services, adverse conditions in the markets or adverse economic conditions generally, could decrease demand for our investment solutions and services and thereby decrease our revenue. Any of the foregoing could have a material adverse effect on our results of operations, financial condition or business.

Investors that pay us an asset-based fee may seek to negotiate a lower fee percentage, choose to use lower revenue products or cease using our services, which could limit the growth of our revenue or cause our revenue to decrease.

We derive a significant portion of our revenue from asset-based fees. Individual advisers or their clients may seek to negotiate a lower asset-based fee percentage. In addition, clients may elect to use products that generate lower revenue, which may result in lower total fees being paid to us. For example, one of our broker-dealer clients recently decided to limit its advisers’ access to certain of our retail share class strategies, which may cause these advisers to shift to lower revenue products offered on our platform. Further, as competition among financial advisers increases, our clients may be required to lower the fees they charge to their clients, which could cause them to seek lower fee options on our platform or to more aggressively negotiate the fees we charge. Any reduction in asset-based fees could persist beyond the near term given the recurring quarterly nature of our asset-based fee arrangements. Any of these factors could result in a fluctuation or decline in our asset-based revenue, which would have a material adverse effect on our results of operations, financial condition or business.

Investors may redeem or withdraw their investment assets generally at any time. Significant changes in investing patterns or large-scale withdrawal of investment funds could have a material adverse effect on our results of operations, financial condition or business.

The clients of our financial advisers are generally free to change financial advisers, forgo the advice and other services provided by financial advisers or withdraw the funds they have invested with financial advisers. These clients of financial advisers may elect to change their investment strategies, including by withdrawing all or a portion of their assets from their accounts to avoid securities markets-related risks. These actions by investors are outside of our control and could materially adversely affect the market value of our platform assets, which could materially adversely affect the asset-based revenue we receive.

Changes in market and economic conditions could lower the value of assets on which we earn revenue and could decrease the demand for our investment solutions and services.

Asset-based revenue makes up a significant portion of our revenue, representing 90% and 94% of our total revenue for the six months ended June 30, 2019 and 2018, respectively. In addition, given our fee-based model, we expect that asset-based revenue will continue to account for a significant percentage of our total revenue in the future. Spread-based revenue accounted for 8% and 5% of our total revenue for the six months ended June 30, 2019 and 2018, respectively. Significant fluctuations in securities prices, as well as recent and anticipated increases in interest rates, may materially affect the value of the assets managed by our clients and may also influence financial adviser and investor decisions regarding whether to invest in, or maintain an investment in, one or more of our investment solutions. If such market fluctuation led to less investment in the securities markets, our revenue and earnings derived from asset-based and spread-based revenue could be simultaneously materially adversely affected.

We provide our investment solutions and services to the financial services industry. The financial markets, and in turn the financial services industry, are affected by many factors, such as U.S. and foreign economic conditions and general trends in business and finance that are beyond our control, which could be adversely affected by changes in the equity or debt marketplaces, unanticipated changes in currency exchange rates, interest rates, inflation rates, the yield curve, financial crises, war, terrorism, natural disasters and other factors that are difficult to predict. In the event that the U.S. or international financial markets suffer a severe or prolonged downturn, investments may lose value and investors may choose to withdraw assets from financial advisers and use the assets to pay expenses or transfer them to investments that they perceived to be more secure, such as bank deposits and Treasury securities. Any prolonged downturn in financial markets, or increased levels of asset withdrawals could have a material adverse effect on our results of operations, financial condition or business.

We must continue to introduce new investment solutions and services, and enhancements thereon, to address our clients’ changing needs, market changes and technological developments, and a failure to do so could have a material adverse effect on our results of operations, financial condition or business.

The market for our investment solutions and services is characterized by shifting client demands, evolving market practices and, for many of our investment solutions and services, rapid technological change, including an increased use of and reliance on web and social network properties. Changing client demands (including increased reliance on technology), new market practices or new technologies can render existing investment solutions and services obsolete and unmarketable. As a result, our future success will continue to depend upon our ability to develop and enhance investment solutions and services that address the future needs of our target markets and respond to technological and market changes. We may not be able to accurately estimate the impact of new investment solutions and services on our business or how their benefits will be perceived by our clients. Further, we may not be successful in developing, introducing and marketing our new investment solutions or services or enhancements on a timely and cost effective basis, or at all, and our new investment solutions and services and enhancements may not adequately meet the requirements of the marketplace or achieve market acceptance. In addition, clients may delay purchases in anticipation of new investment solutions or services or enhancements. Any of these factors could materially adversely affect our results of operations, financial condition or business.

We could face liability or incur costs to remediate operational errors or to address possible customer dissatisfaction.

Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, improper or unauthorized execution and processing of transactions, deficiencies in our operating systems, business disruptions and inadequacies or breaches in our internal control processes. We operate in diverse markets and are reliant on the ability of our employees and systems to process large volumes of transactions often within short time frames. In the event of a breakdown or improper operation of systems, human error or improper action by employees, we could suffer financial loss, regulatory sanctions or damage to our reputation. In addition, there may be circumstances when our customers are dissatisfied with our investment solutions and services, even in the absence of an operational error. In such circumstances, we may elect to make payments or otherwise incur increased costs or lower revenue to maintain customer relationships. In any of the forgoing circumstances, our results of operations, financial condition or business could be materially adversely affected.

We may be subject to liability for losses that result from a breach of our fiduciary duties.

Certain of our investment advisory services involve fiduciary obligations that require us to act in the best interests of our clients, and we may be sued and face liabilities for actual or claimed breaches of our fiduciary duties. Because we provide investment advisory services with respect to substantial assets, we could face substantial liability to our clients if it is determined that we have breached our fiduciary duties. In certain circumstances, which generally depend on the types of investment solutions and services we are providing, we may enter into client agreements jointly with advisers and retain third-party investment money managers and strategists on behalf of clients. We are responsible for conducting due diligence on the investment solutions and strategies offered by such third parties with whom we partner, and a failure to adequately conduct due diligence could subject us to liability for misstatements or omissions contained in marketing and other materials describing the investment solutions and strategies offered by such third parties to our investor clients. As such, we may be included as a defendant in lawsuits against financial advisers, strategists and third-party investment money managers that involve claims of breaches of the duties of such persons, and we may face liabilities for the improper actions and/or omissions of such advisers and third-party investment money managers and strategists. In addition, we may face claims based on the results of our investment advisory services, even in the absence of a breach of our fiduciary duty. Such claims and liabilities could therefore have a material adverse effect on our results of operations, financial condition or business.

If our reputation is harmed, our results of operations, financial condition or business could be materially adversely affected.

Our reputation, which depends on earning and maintaining the trust and confidence of our clients, is critical to our business. Our reputation is vulnerable to many threats that can be difficult or impossible to control, and costly or impossible to remediate. Regulatory inquiries or investigations, lawsuits initiated by our clients, employee misconduct, perceptions of conflicts of interest and rumors, among other developments, could substantially damage our reputation, even if they are baseless or satisfactorily addressed. Potential, perceived and actual conflicts of interest are inherent in our business activities and could give rise to client dissatisfaction or litigation. In particular, we offer proprietary mutual funds and portfolios of mutual funds as well as custodial services, and financial advisers or their clients could conclude that we favor our proprietary investment products or services over those of third parties. In addition, any perception that the quality of our investment solutions and services may not be the same or better than that of other providers can also damage our reputation. Any damage to our reputation could harm our ability to attract and retain clients, which could materially adversely affect our results of operations, financial condition or business.

If our investment solutions and services fail to perform properly due to undetected errors or similar problems, our results of operations, financial condition or business could be materially adversely affected.

Investment solutions and services we develop or maintain may contain undetected errors or defects despite testing. Such errors can exist at any point in the life cycle of our investment solutions or services, but are typically found after introduction of new investment solutions and services or enhancements to existing investment solutions or services. We continually introduce new investment solutions and services and new versions of existing solutions and services. Our third-party providers, including asset managers whose products our clients access through our platform, could fail to detect errors or defects in the offered products that our clients use. Despite internal testing and testing by current and prospective clients, our current and future investment solutions and services may contain serious defects or malfunctions. If we detect any errors before release, we might be required to delay the release of the investment solution or service for an extended period of time while we address the problem. We might not discover errors that affect our new or current investment solutions, services or enhancements until after they are deployed, and we may need to provide enhancements to correct such errors. Errors may occur that could have a material adverse effect on our results of operations, financial condition or business and could result in harm to our reputation, lost sales, delays in commercial release, third-party claims, contractual disputes, contract terminations or renegotiations or unexpected expenses and diversion of management and other resources to remedy errors. In addition, negative public perception and reputational damage caused by such claims would adversely affect our client relationships and our ability to enter into new contracts. Any of these problems could have a material adverse effect on our results of operations, financial condition or business.

Our failure to successfully execute the conversion of our clients’ assets from their existing technology platform to our platform in a timely and accurate manner could have a material adverse effect on our results of operations, financial condition or business.

When we begin working with a new client, or acquire new client assets through an acquisition or other transaction, we may be required to convert the new assets from the clients’ existing technology platform to our technology platform. These conversions sometimes present significant technological and operational challenges, can be time-consuming, may result in the loss of the target company’s clients and may divert management’s attention from other operational challenges. If we fail to successfully complete our conversions in a timely and accurate manner, we may be required to expend more time and resources than anticipated, which could erode the profitability of the client relationship. In addition, any such failure may harm our reputation and may cause financial advisers or their clients to move their assets off of our platform or make it less likely that prospective clients will commit to working with us. Any of these risks could materially adversely affect our results of operations, financial condition or business.

Our business relies heavily on computer equipment, electronic delivery systems and the Internet. Any failures or disruptions could result in reduced revenue and the loss of customers.

The success of our business depends upon our ability to deliver time-sensitive, up-to-date data and information. Our business relies heavily on computer equipment (including servers), electronic delivery systems and the Internet, but these technologies are vulnerable to disruptions, failures or slowdowns caused by fire, earthquake, power loss, telecommunications failure, terrorist attacks, wars, Internet failures, cyber-attacks and other events beyond our control. Furthermore, we rely on agreements with our suppliers, such as our current data hosting and service providers, to provide us with access to certain computer equipment, electronic delivery systems and the Internet. We are unable to predict whether a future contractual dispute may arise with one of our suppliers that could cause a disruption in service, or whether our agreements with our suppliers can be obtained or renewed on acceptable terms, or at all. An unanticipated disruption, failure or slowdown affecting our key technologies or facilities may have significant ramifications, such as data-loss, data corruption, damaged software codes or inaccurate processing of transactions. We maintain off-site back-up facilities for our electronic information and computer equipment, but these facilities could be subject to the same interruptions that may affect our primary facilities. Any significant disruptions, failures, slowdowns, data-loss or data corruption could have a material adverse effect on our results of operations, financial condition or business and result in the loss of customers.

If government regulation of the Internet changes, or if consumer attitudes towards the Internet change, we may need to change the manner in which we conduct our business or incur greater operating expenses.

We rely heavily on the Internet in conducting our business. The adoption, modification or interpretation of laws or regulations relating to the Internet could adversely affect the manner in which we conduct our business. Such laws and regulations may cover sales practices, taxes, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts, consumer protection, broadband residential Internet access and the characteristics and quality of services. Moreover, it is not clear how existing laws governing these matters apply to the Internet. If we are required to comply with new regulations or legislation or new interpretations of existing regulations or legislation, we may be required to incur additional expenses or alter our business model, either of which could have a material adverse effect on our results of operations, financial condition or business.

Inadequacy or disruption of our disaster recovery plans and procedures in the event of a catastrophe could adversely affect our business.

We have made a significant investment in our infrastructure, and our operations are dependent on our ability to protect the continuity of our infrastructure against damage from catastrophe or natural disaster, breach of security, cyber-attack, loss of power, telecommunications failure or other natural or man-made events. A catastrophic event could have a direct negative impact on us by adversely affecting financial advisers, our employees or facilities, or an indirect impact on us by adversely affecting the financial markets or the overall economy. While we have implemented business continuity and disaster recovery plans and maintain business interruption insurance, it is impossible to fully anticipate and protect against all potential catastrophes. If our business continuity and disaster recovery plans and procedures were disrupted, inadequate or unsuccessful in the event of a catastrophe, we could experience a material adverse interruption of our operations.

We serve financial advisers and their clients using third-party data centers and cloud services. While we have electronic access to the infrastructure and components of our platform that are hosted by third parties, we do not control the operation of these facilities. Consequently, we may be subject to service disruptions as well as failures to provide adequate support for reasons that are outside of our direct control. These data centers and cloud services are vulnerable to damage or interruption from a variety of sources, including earthquakes, floods, fires, power loss, system failures, cyber-attacks, physical or electronic break-ins, human error or interference (including by employees, former employees or contractors), and other catastrophic events. Our data centers may also be subject to local administrative actions, changes to legal or permitting requirements and litigation to stop, limit or delay operations. Despite precautions taken at these facilities, such as disaster recovery and business continuity arrangements, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in interruptions or delays in our services, impede our ability to scale our operations or have other adverse impacts upon our business.

We are reliant on our relationships with certain broker-dealers and strategists, the loss of which could adversely affect our results of operations, financial condition or business.

We maintain relationships with certain broker-dealers who serve clients on our platform. The loss of these relationships likely would result in a loss of adviser and investor clients. Likewise, we engage strategists who offer certain investment products on our platform. The loss of certain strategists and their investment products could cause our investor clients to leave our platform to follow such strategists and investment products to our competitors or otherwise. Additionally, the engagement contracts governing our relationships with these broker-dealers and strategists are terminable by either us or the broker-dealer or strategist, as applicable, upon short-notice with or without cause. Loss of our investor clients, whether due to termination of a significant number of engagement contracts or otherwise, may have a material adverse effect on our financial condition and result in harm to our business.

We are dependent on third-party service providers in our operations.

We utilize numerous third-party service providers in our operations, including for the development of new product offerings, the provision of custodial, strategy and other services and the maintenance of our proprietary systems. A failure by a third-party service provider could expose us to an inability to provide contractual services to our clients in a timely manner. Additionally, if a third-party service provider is unable to provide these services, we may incur significant costs to either internalize some of these services or find a suitable alternative. We serve as the investment adviser for several of the products offered through our investment management programs and utilize the services of investment sub-advisers to manage many of these assets. A failure in the performance of our due diligence processes and controls related to the supervision and oversight of these firms in detecting and addressing conflicts of interest, fraudulent activity, data breaches and cyber-attacks, noncompliance with relevant securities and other laws could cause us to suffer financial loss, regulatory sanctions or damage to our reputation.

We are dependent on third-party pricing services for the valuation of securities invested in our investment products.

The majority of the securities held by our investment products are valued using quoted prices from active markets gathered by external third-party pricing services. Securities for which market prices are not readily available are valued in accordance with procedures applicable to that investment product. These procedures may utilize unobservable inputs that are not gathered from any active markets and involve considerable judgment. If these valuations prove to be inaccurate, our revenue and earnings from platform assets could be adversely affected.

We rely on our key personnel and principals.

We depend on the efforts of our executive officers, other management team members, employees and principals. Our executive officers, in particular, play an important role in the stability and growth of our business, and our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. The loss of any key personnel could have a material adverse effect on our results of operations, financial condition or business.

Principal, employee or third-party provider misconduct could expose us to significant legal liability and reputational harm.

We are vulnerable to reputational harm because we and our investment adviser clients operate in an industry in which personal relationships, integrity and the confidence of clients are of critical importance. Our management team and employees, as well as the management teams and employees at our investment adviser clients or our third-party service providers, could engage in misconduct that adversely affects our business. For example, if a member of management or an employee were to engage in illegal or suspicious activities, we or our investment adviser clients could be subject to regulatory sanctions and we could suffer serious harm to our reputation (as a consequence of the negative perception resulting from such activities), our financial position or financial advisers’ client relationships and ability to attract new clients. In addition, certain of our third-party providers may engage in illegal activities, which could result in disruptions to our platform or solutions, subject us to liability, fines, penalties, regulatory orders or reputational harm or require us to be involved in regulatory investigations. Further, our business and that of our financial adviser clients often require that we deal with confidential information, personal information and other sensitive data. If principals, employees or third-party providers were to improperly use or disclose this information, even if inadvertently, we or our financial adviser clients could be subject to legal or regulatory investigations or action and suffer serious harm to our reputation, financial position and current and future business relationships or those of our financial adviser clients. It is not always possible to deter misconduct, and the precautions we take to detect and prevent this activity may not always be effective. Misconduct by management, employees or third-party providers, or even unsubstantiated allegations of misconduct, could result in an adverse effect on our reputation and our business.

We could face liability related to our storage of personal information about our users.

We store extensive amounts of personal investment and financial information for consumers, including portfolio holdings, on our systems. We could be subject to liability if we were to inappropriately disclose any personal information or if third parties were able to penetrate our network security or otherwise access or misappropriate any personally identifiable information or portfolio holdings. Any such disclosure, security incident or breach could subject us to claims for financial loss, impersonation or other similar fraud claims, claims under data protection laws, claims for other misuses of personal information, such as unauthorized marketing or unauthorized access to personal portfolio information, or indemnity claims by our clients for fines, penalties or other assessments arising from third-party claims. Further, any real or perceived defects, errors or vulnerabilities in our security systems could harm our reputation or adversely impact or business, financial position and results of operations.

We could face liability for certain information we provide, including information based on data we obtain from other parties.

We may be subject to claims for securities law violations, negligence, breach of fiduciary duties or other claims relating to the information we provide. For example, individuals may take legal action against us if they rely on information we have provided and it contains an error. In addition, we could be subject to claims based upon the content that is accessible from our website through links to other websites. Moreover, we could face liability based on inaccurate information provided to us by others. Defending any such claims could be expensive and time-consuming, and any such claim could materially adversely affect our results of operations, financial condition or business.

We are exposed to data and cyber-security risks that could result in data breaches, service interruptions, harm to our reputation or significant liability.

A failure to safeguard the integrity, confidentiality, availability and authenticity of personal information, client data and our proprietary data from cyber-attacks, unauthorized access, fraudulent activity (e.g., check “kiting” or fraud, wire fraud or other dishonest acts), data breaches and other security incidents that we, our third-party service providers or our clients may experience may lead to modification, destruction, loss of availability or theft of critical and sensitive data pertaining to us or our clients. We have established a strategy designed to protect against threats and vulnerabilities containing preventive and detective controls including, but not limited to, firewalls, intrusion detection systems, computer forensics, vulnerability scanning, server hardening, penetration testing, anti-virus software, data leak prevention, encryption and centralized event correlation monitoring. Such protective measures, as well as additional measures that may be required to comply with rapidly evolving privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations, have and will continue to create uncertainty and cause us to incur substantial expenses.

Despite our efforts to ensure the integrity, confidentiality, availability, and authenticity of our proprietary systems and information, it is possible that we may not be able to anticipate or to implement effective preventive measures against all cyber threats. No security solution, strategy, or measures can address all possible security threats or block all methods of penetrating a network or otherwise perpetrating a security incident. The risk of unauthorized circumvention of our security measures or those of our third-party providers, clients and partners has been heightened by advances in computer and software capabilities and the increasing sophistication of hackers who employ complex techniques involving the theft or misuse of personal and financial information, counterfeiting, “phishing” or social engineering incidents, account takeover attacks, denial or degradation of service attacks, malware, fraudulent payment and identity theft. Because the techniques used by hackers change frequently, we may be unable to anticipate these techniques or implement adequate preventive measures. Improper access to our systems or databases could result in the theft, publication, deletion or modification of confidential end-user information. An actual or perceived breach of our security systems or those of our third-party service providers may require notification under applicable data privacy regulations or contractual obligations.

Security incidents or disruptions of our proprietary systems or those of our service providers could also impact our ability to provide services to our clients, which could expose us to liability for damages which may not be covered by insurance, result in the loss of customer business, damage our reputation, subject us to regulatory scrutiny or expose us to protracted and costly civil litigation. In addition, the failure to timely upgrade or maintain computer systems, software and networks as necessary could also make us or our third-party service providers susceptible to breaches and unauthorized access and misuse. Data security breaches may also result from non-technical means, for example, employee misconduct or human error. We may be required to expend significant additional resources to modify, investigate or remediate vulnerabilities or other exposures arising from data and cyber-security risks. Data security breaches, acts of fraud involving our solutions or adverse findings in security audits or examinations could result in reputational damage to us, which could reduce the use and acceptance of our solutions, cause our customers to cease doing business with us or have a significant adverse impact on our revenue and future growth prospects. Furthermore, even if not directed at us specifically, attacks on other financial institutions could disrupt the overall functioning of the financial system or lead to additional regulation and oversight by federal and state agencies, which could impose new and costly compliance obligations.

If we are not able to satisfy data protection, security, privacy and other government- and industry-specific requirements or regulations, our results of operations, financial condition or business could be harmed.

Personal privacy, data protection, information security and other regulations are significant issues in the United States. Our handling of data is subject to a variety of laws and regulations, including regulation by various government agencies. The U.S. federal government and various state governments have adopted or proposed limitations on the collection, distribution, use and storage of personally identifiable information of individuals. We also may find it necessary or desirable to join industry or other self-regulatory bodies or other information security or data protection-related organizations that require compliance with their rules pertaining to information security and data protection. We also may be bound by additional, more stringent contractual obligations relating to our collection, use and disclosure of personal, financial and other data.

The data protection landscape is rapidly evolving, and we expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection, information security and telecommunications services, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. For example, on June 28, 2018, California enacted the California Consumer Privacy Act (the “CCPA”), which takes effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business.

Evolving and changing definitions of personal data and personal information, especially relating to the classification of IP addresses, machine identification, location data and other information, may limit or inhibit our ability to operate or expand our business, including limiting the sharing of data. Even the perception of privacy concerns, whether or not valid, may harm our reputation, inhibit adoption of our products by current and future customers, or adversely impact our ability to attract and retain workforce talent. In addition, changes in laws or regulations that adversely affect the use of the Internet, including laws impacting net neutrality, could impact our business. We expect that existing laws, regulations and standards may be interpreted in new manners in the future. Future laws, regulations, standards and other obligations, and changes in the interpretation of existing laws, regulations, standards and other obligations could require us to modify our solutions, restrict our business operations, increase our costs and impair our ability to maintain and grow our adviser base and increase our revenue.

Although we work to comply with applicable laws and regulations, industry standards, contractual obligations and other legal obligations, such laws, regulations, standards and obligations are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another. In addition, they may conflict with other requirements or legal obligations that apply to our business or the features and services that our adviser clients and their investor clients expect from our products and services. As such, we cannot assure ongoing compliance with all such laws, regulations, standards and obligations. Any failure by us to comply with applicable laws and regulations, or to comply fully with employee, client and other data privacy and data security requirements pursuant to contract and our stated privacy notice(s), could result in enforcement actions against us, including fines, imprisonment of company officials and public censure, claims for damages by customers and other affected individuals, damage to our reputation and loss of goodwill (in relation to both existing and prospective clients), any of which could have a material adverse effect on our operations, financial performance and business. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable laws, regulations, standards and obligations, could result in additional cost and liability to us, damage our reputation, inhibit sales and materially and adversely affect our results of operations, financial condition or business.

If third parties infringe upon our intellectual property or if we were to infringe upon the intellectual property of third parties, we may expend significant resources enforcing or defending our rights or suffer competitive injury.

Our success depends in part on our proprietary technology. We rely on a combination of copyright, trademark and trade secret laws, confidentiality, nondisclosure, non-interference and invention assignment agreements and other contractual and technical security measures to establish and protect our proprietary rights. If we fail to successfully enforce, monitor, police or defend our intellectual property rights, or if we were to infringe on the intellectual property rights of others, our competitive position, operations, financial condition or business could suffer.

We license certain trademark and web domain rights from third parties and may be subject to claims of infringement if such parties do not possess the necessary intellectual property rights. In addition, we may face additional risk of infringement or misappropriation claims if we hire an employee who possesses third-party proprietary information who decides to use such information in connection with our investment solutions, services or business processes without such third party’s authorization. Furthermore, third parties may in the future assert intellectual property infringement claims against our customers, which, in certain circumstances, we have agreed to indemnify.

In some instances, litigation may be necessary to enforce our intellectual property rights and protect our proprietary information, or to defend against claims by third parties that we have infringed their intellectual property rights. Any litigation or claims brought by or against us, whether with or without merit, could result in substantial costs to us and divert the attention of our management, which could harm our results of operations, financial condition or business. In addition, any intellectual property litigation or claims against us could result in the loss or compromise of our intellectual property and proprietary rights, subject us to significant liabilities or require us to seek licenses on unfavorable terms or make changes to the investment services and solutions we offer, any of which could harm our results of operations, financial condition or business.

Confidentiality agreements with employees, consultants and others may not adequately prevent disclosure of trade secrets and other proprietary information.

We have devoted substantial resources to the development of our proprietary technologies, investment solutions and services. To protect our proprietary rights, we enter into confidentiality, nondisclosure, non-interference and invention assignment agreements with our employees, consultants and independent contractors. These agreements may not effectively prevent unauthorized disclosure of confidential information or unauthorized parties from copying aspects of our technologies, investment solutions or products or obtaining and using information that we regard as proprietary. Moreover, these agreements may not provide an adequate remedy in the event of such unauthorized disclosures of confidential information and we cannot assure you that our rights under such agreements will be enforceable. In addition, others may independently discover trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could reduce any competitive advantage we have developed and cause us to lose customers or otherwise harm our business.

The use of “open source code” in investment solutions may expose us to additional risks and harm our intellectual property rights.

We rely on open source code to some extent to develop our investment solutions and support our internal systems and infrastructure. While we monitor our use of open source code to attempt to avoid subjecting our investment solutions to conditions we do not intend, such use could occur. Additionally, if a third-party software provider has incorporated certain types of open source code into software we license from such third party for our investment solutions, we could, under certain circumstances, be required to disclose the source code for our investment solutions. This could harm our intellectual property position and have a material adverse effect on our results of operations, financial condition or business.

We may become subject to liability based on the use of our investment solutions and services by our clients.

Our investment solutions and services support the investment processes of our clients, which, in the aggregate, manage billions of dollars of assets. Our client agreements have provisions designed to limit our exposure to potential liability claims brought by our adviser clients, their clients or other third parties based on the use of our investment solutions and services. However, these provisions have certain exceptions and could be invalidated by unfavorable judicial decisions or by federal, state, foreign or local laws. Use of our products as part of the investment process creates the risk that clients, or the parties whose assets are managed by our clients, may pursue claims against us for significant dollar amounts. Any such claim, even if the outcome were to be ultimately favorable to us, would involve a significant commitment of our management, personnel, financial and other resources and could have a negative impact on our reputation. Such claims and lawsuits could therefore have a material adverse effect on our results of operations, financial condition or business.

Furthermore, our clients may use our investment solutions and services together with software, data or products from other companies. As a result, when problems occur, it might be difficult to identify the source of the problem. Even when our investment solutions and services do not cause these problems, the existence of these errors might cause us to incur significant costs and divert the attention of our management and technical personnel, any of which could materially adversely affect our results of operations, financial condition or business.

Lack of liquidity or access to capital could impair our business and financial condition.

We expend significant resources investing in our business, particularly with respect to our technology and service platforms. In addition, we must maintain certain levels of required capital. As a result, reduced levels of liquidity could have a significant negative effect on us. Some potential conditions that could negatively affect our liquidity include diminished access to debt or capital markets, unforeseen or increased cash or capital requirements, adverse legal settlements or judgments or illiquid or volatile markets.

The capital and credit markets continue to experience varying degrees of volatility and disruption. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for businesses similar to ours. Such market conditions may limit our ability to satisfy statutory capital requirements, generate fee and other market-related revenue to meet liquidity needs and access the capital necessary to grow our business. As such, we may be forced to delay raising capital, issue different types of capital than we would otherwise, less effectively deploy such capital or bear an unattractive cost of capital, which could decrease our profitability and significantly reduce our financial flexibility.

In the event that our current resources are insufficient to satisfy our needs, we may need to rely on financing sources such as bank debt. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services industry, our credit ratings and credit capacity and the possibility that our stockholders, advisers or lenders could develop a negative perception of our long- or short-term financial prospects if the level of our business activity decreases due to a market downturn. Similarly, our access to funds may be impaired if regulatory authorities or rating organizations take negative actions against us.

We may not be able to generate sufficient cash to service our indebtedness and may be forced to take other actions to satisfy our obligations under our Credit Facility, which may not be successful.

As of June 30, 2019, we had total indebtedness of $248.7 million, and used the net proceeds to us from our IPO, together with cash on hand, to pay down approximately $125 million of such indebtedness on July 30, 2019. Our ability to make scheduled payments on or to refinance our indebtedness depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flow from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay acquisitions and capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis could harm our ability to incur additional indebtedness. In the absence of sufficient cash flows and capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our Credit Facility (as defined in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”) currently restricts our ability to dispose of assets and our use of the proceeds from such disposition. We may not be able to consummate those dispositions, and the proceeds of any such disposition may not be adequate to meet any debt service obligations then due. Any of these circumstances could adversely affect our results of operations, financial condition or business.

Restrictions in our existing and future debt agreements could limit our growth and our ability to engage in certain activities.

Our Credit Facility contains a number of covenants that impose operating and financial restrictions on us, including restrictions on our ability to incur additional indebtedness, create liens, make acquisitions, dispose of assets and make restricted payments, among others. In addition, our Credit Facility may require us to maintain certain financial ratios. These restrictions may also limit our ability to obtain future financings, to withstand a future downturn in our business or the economy in general, or to otherwise conduct necessary corporate activities. We may also be prevented from taking advantage of acquisitions or other business opportunities that arise because of the limitations that the restrictive covenants under our Credit Facility impose on us. A breach of any covenant in our Credit Facility would result in a default under the applicable agreement after any applicable grace periods. A default, if not waived, could result in acceleration of the indebtedness outstanding under the Credit Facility and our inability to borrow under the Revolver (as defined in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”). The accelerated indebtedness would become immediately due and payable. If that occurs, we may not be able to make all of the required payments or borrow on short notice sufficient funds to refinance such indebtedness. Even if new financing were available at that time, it may not be on terms that are acceptable to us.

We may make future acquisitions which may be difficult to integrate, divert management resources, result in unanticipated costs or dilute our stockholders.

We may choose to grow our business in part through acquisitions, which could pose a number of risks to our operations. We may not be able to complete acquisitions or integrate the operations, products, technologies or personnel gained through any such acquisition, such as our recent acquisition of Global Financial Private Capital, without a material adverse effect on our results of operations, financial condition or business. Assimilating the acquired businesses may divert significant management attention and financial resources from our other operations and could disrupt our ongoing business. We may have difficulty integrating the acquired operations, products, technologies or personnel, and may incur substantial unanticipated integration costs. Financing an acquisition could result in dilution from issuing equity securities or a weaker balance sheet from using cash or incurring debt, and we may fail to realize the potential cost savings or other financial benefits of the acquisition. In addition, acquisitions, including our recent acquisition of Global Financial Private Capital, may result in the loss of key employees or customers, particularly those of the acquired operations. Acquisitions, including our recent acquisition of Global Financial Private Capital, could further adversely affect our existing business relationships with third parties and/or cause us to incur regulatory, legal or other liabilities from the acquired businesses, including claims for infringement of intellectual property rights, for which we may not be indemnified in full or at all.

Our insurance coverage may be inadequate or expensive.

We maintain voluntary and required insurance coverage, including, among others, general liability, property, director and officer, errors and omissions, network cyber-security and privacy, employee practices liability, fidelity bond and fiduciary liability insurance and insurance required under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). Recently in the insurance industry, premiums and deductible costs associated with certain insurance coverage have increased, and the number of insurers has decreased. While we endeavor to purchase coverage that is appropriate to our assessment of our risk, we are unable to predict with certainty the frequency, nature or magnitude of claims for direct or consequential damages. Our business may be negatively affected if in the future our insurance proves to be inadequate or unavailable. In addition, insurance claims may harm our reputation or divert management resources away from operating our business.

Our controls and procedures may fail or be circumvented, our risk management policies and procedures may be inadequate and operational risks could adversely affect our reputation and financial condition.

We have adopted policies and procedures to identify, monitor and manage our operational risk. These policies and procedures, however, may not be fully effective. Some of our risk evaluation methods depend upon information provided by others and public information regarding markets, clients or other matters that are otherwise accessible by us. If our policies and procedures are not fully effective or we are not successful in capturing all risks to which we are or may be exposed, we may suffer harm to our reputation or be subject to litigation or regulatory actions that could have a material adverse effect on our business, results of operations or financial condition.

Risks Related to Our Controlling Stockholder’s Ultimate Parent Being a PRC Company with Stock Listed in Hong Kong and Shanghai.

Our controlling stockholder is subject to supervision by regulatory authorities in the PRC and must comply with certain PRC laws and regulations that may influence our controlling stockholder’s decisions relating to our business.

As a Delaware corporation with revenue and operations exclusively within the United States, we are not subject to regulation by foreign authorities. However, because our controlling stockholder is an enterprise incorporated under the laws of the People’s Republic of China (“PRC”), our controlling stockholder is subject to and must comply with PRC laws and regulations promulgated by PRC governmental authorities. Such regulations may influence the decisions of our controlling stockholder, as well as those of its director appointees serving on our board of directors, regarding our business and operations. Certain of these regulations require our controlling stockholder to approve specific corporate actions taken by us, including any amendment to our certificate of incorporation; certain mergers, acquisitions, asset sales and divestments that we may seek to undertake; and certain related-party transactions in which we are involved. In addition, certain PRC regulations require our controlling stockholder to file with or obtain approval from various PRC regulators before approving certain of our corporate actions, including:

•

obtaining approval from or filing with the China National Development and Reform Commission (the “NDRC”), for certain debt issuances by us, or certain investments we seek to make involving a sensitive industry, country or region, as defined by the NDRC; and

•	filing with the China Securities Regulatory Commission (the “CSRC”), and registering with the State Administration of Foreign Exchange, to provide us with financing or to guarantee our obligations.

In addition, PRC regulations require our controlling stockholder to ensure that our business focuses on securities, futures, asset management, broker-dealer services, financial information services, financial information technology system services, back-office support services for specific financial businesses or products or other financial-related businesses. A failure by our controlling stockholder to comply with these or other existing or future PRC laws or regulations could result in the imposition of administrative or financial sanctions against our controlling stockholder by PRC authorities. These laws and regulations could cause our controlling stockholder and its director appointees serving on our board of directors to act in a manner that may not be perceived to be in the best interests of our other stockholders. Likewise, any failure by our controlling stockholder to obtain certain approvals, make requisite filings or otherwise comply with PRC laws and regulations could materially limit our ability to raise debt financing or make certain investments, any of which could have a material adverse effect on our financial condition or business.

Our controlling stockholder is required by the stock exchanges on which its shares are listed to disclose and obtain approval from its board of directors or shareholders for certain corporate actions that we undertake.

HTSC is listed on The Shanghai Stock Exchange and The Stock Exchange of Hong Kong Limited, and is therefore subject to the Rules Governing the Listing of Stocks on The Shanghai Stock Exchange (the “SSE Listing Rules”), and the Rules Governing the Listing of Securities on The Hong Kong Stock Exchange (the “HKEX Listing Rules”). Under the SSE Listing Rules and the HKEX Listing Rules, HTSC must obtain approval from its board of directors or shareholders for certain major transactions in which we, as a subsidiary of HTSC, engage, including the purchase or sale of assets, mergers and acquisitions, lending, leasing of assets, donation or acceptance of assets, debt restructuring, license agreements, research and development joint ventures, and related-party transactions, the value of which exceeds certain financial thresholds established by the applicable listing rules. In addition, the HKEX Listing Rules require our controlling stockholder to obtain shareholder approval for (i) any issuance of shares by us that results in a reduction of HTSC’s equity interest in us in excess of a specified dilution threshold, (ii) the implementation of a share option scheme involving the issuance of new shares by us and (iii) any issuance of debt by us outside the ordinary course of our business.

There can be no assurance that HTSC will obtain the requisite approvals if we desired to enter into any of the above transactions, and a failure to do so would restrict our ability to engage in such transactions. Furthermore, PRC regulators including the CSRC, The Shanghai Stock Exchange or The Hong Kong Stock Exchange could impose additional restrictions or approval requirements that could impact our ability to undertake certain corporate actions. We cannot guarantee that our controlling stockholder will be able to successfully or timely obtain any of the approvals needed to permit us to undertake any of the corporate actions described above, and the failure to do so may have a material adverse effect on our results of operations, financial condition or business.

The Committee on Foreign Investment in the United States (“CFIUS”) may modify, delay or prevent our future acquisition or investment activities.

For so long as HTSC retains a material ownership interest in us, we will be deemed a “foreign person” under the regulations relating to CFIUS. As such, acquisitions of or investments in U.S. businesses or foreign businesses with U.S. subsidiaries that we may wish to pursue may be subject to CFIUS review, the scope of which was recently expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”), to include certain non-passive, non-controlling investments (including certain investments in entities that hold or process personal information about U.S. nationals), certain acquisitions of real estate even with no underlying U.S. business, transactions the structure of which is designed or intended to evade or circumvent CFIUS jurisdiction and any transaction resulting in a “change in the rights” of a foreign person in a U.S. business if that change could result in either control of the business or a covered non-controlling investment. FIRRMA also subjects certain categories of investments to mandatory filings. If a particular proposed acquisition or investment in a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit to CFIUS review on a voluntary basis, or to proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. CFIUS may decide to block or delay an acquisition or investment by us, impose conditions with respect to such acquisition or investment or order us to divest all or a portion of a U.S. business that we acquired without first obtaining CFIUS approval, which may limit the attractiveness of or prevent us from pursuing certain acquisitions or investments that we believe would otherwise be beneficial to us and our stockholders. In addition, among other things, FIRRMA authorizes CFIUS to prescribe regulations defining “foreign person” differently in different contexts, which could result in less favorable treatment for investments and acquisitions by companies from countries of “special concern.” If such future regulations impose additional burdens on acquisition and investment activities involving PRC and PRC-controlled entities, our ability to consummate transactions falling within CFIUS’s jurisdiction that might otherwise be beneficial to us and our stockholders may be hindered.

Risks Related to Regulation and Litigation

We are subject to extensive government regulation in the United States, and our failure or inability to comply with these regulations or regulatory action against us could adversely affect our results of operations, financial condition or business.

The financial services industry is among the most extensively regulated industries in the United States. We operate investment advisory, broker-dealer, mutual fund and custodial businesses, each of which is subject to a specific and extensive regulatory scheme. In addition, we are subject to numerous state and Federal laws and regulations of general application. It is very difficult to predict the future impact of the legislative and regulatory requirements affecting our business and our clients’ businesses.

Certain of our subsidiaries are registered as “investment advisers” with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940 (as amended, the “Advisers Act”) and are regulated thereunder. In addition, many of our investment advisory services are conducted pursuant to the nonexclusive safe harbor from the definition of an “investment company” provided under Rule 3a-4 under the Investment Company Act of 1940 (as amended, the “1940 Act”). If Rule 3a-4 were to cease to be available, or if the SEC were to modify the rule or its interpretation of how the rule is applied, our business could be adversely affected. Certain of our registered investment adviser subsidiaries provide advice to mutual fund clients. Mutual funds are registered as “investment companies” under the 1940 Act. The Advisers Act and the 1940 Act, together with related regulations and interpretations of the SEC, impose numerous obligations and restrictions on investment advisers and mutual funds, including requirements relating to the safekeeping of client funds and securities, limitations on advertising, disclosure and reporting obligations, prohibitions on fraudulent activities, restrictions on transactions between an adviser and its clients, and between a mutual fund and its advisers and affiliates, and other detailed operating requirements, as well as general fiduciary obligations.

Our subsidiary AssetMark, Inc. is a commodity pool operator registered with the Commodity Futures Trading Commission (“CFTC”), and is a member of the National Futures Association (the “NFA”). As such, it is subject to regulatory requirements under the Commodity Exchange Act (the “CEA”), CFTC regulations and NFA by-laws and regulations. These include disclosure and reporting requirements, restrictions on advertising, registration and licensing of certain personnel and conduct and anti-fraud requirements, among others.

In addition, AssetMark Brokerage, LLC, our limited purpose broker-dealer subsidiary, is subject to regulatory restrictions and requirements imposed by applicable statutes, regulations and policies in the jurisdictions in which we operate. U.S. government agencies and self-regulatory organizations, including U.S. state securities commissions, are empowered to enforce the regulatory restrictions and requirements applicable to us and conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer from registration or membership. AssetMark Brokerage, LLC is registered with the SEC and with all 53 U.S. states and jurisdictions as a limited purpose broker-dealer providing mutual fund distribution and underwriting, and is a member of FINRA, a securities industry self-regulatory organization that supervises and regulates the conduct and activities of its members. As a registered broker-dealer, AssetMark Brokerage, LLC is subject to periodic examinations and investigations by FINRA. Further, broker-dealers are subject to regulations which cover all applicable aspects of their business, which may include sales practices, anti-money laundering, handling of material non-public information, safeguarding data, recordkeeping, reporting and the conduct and qualifications of directors, officers, employees, representatives and other associated persons.

Further, AssetMark Brokerage, LLC, along with our mutual fund businesses, are subject to the Bank Secrecy Act (the “BSA”), as amended by the USA PATRIOT Act of 2001 (the “PATRIOT Act”), and the implementing regulations thereunder, which require financial institutions, including broker-dealers, to establish anti-money laundering compliance programs, file suspicious activity and other reports with the U.S. government and maintain certain records. Broker-dealers and mutual funds must also implement related customer identification procedures and beneficial ownership identification procedures.

Additionally, ATC, our wholly owned trust company subsidiary licensed with and regulated by the Arizona Department of Financial Institutions (“ADFI”), is one of several custodians on our platform that offers integrated custodial, brokerage and related services to clients of our adviser clients.

All of the foregoing laws and regulations are complex and we are required to expend significant resources to monitor and maintain our compliance with such laws and regulations. Any failure on our part to comply with these and other applicable laws and regulations could result in regulatory fines, suspensions of personnel or other sanctions, including revocation of our registration or that of our subsidiaries as an investment adviser, broker-dealer, commodity pool operator or trust company, as the case may be, which could, among other things, require changes to our business practices and scope of operations or harm our reputation, which, in turn could have a material adverse effect on our results of operations, financial condition or business.

Changes to the laws or regulations applicable to us or to our financial adviser clients could adversely affect our results of operations, financial condition or business.

We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC or other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets around the world. In addition, we may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. For example, on June 5, 2019, the SEC voted to adopt a package of rulemakings and interpretations that (i) require broker-dealers to act in the “best interest” of retail customers when making a recommendation, without placing the financial or other interests of the broker-dealer ahead of the interest of the retail customer, (ii) require the delivery to retail investors of a short-form disclosure document (form CRS) describing the firm’s relationship with and duties to the customer, (iii) clarify the scope of the “solely incidental” exception to Advisers Act registration by brokers when providing investment advice and (iv) clarify the SEC’s views on the fiduciary duty that investment advisers owe to their clients. Any legislative or regulatory actions and any required changes to our business operations resulting from such legislation and regulations, as well as any deficiencies in our compliance with such legislation and regulation, could result in significant loss of revenue, limit our ability to pursue business opportunities in which we might otherwise consider engaging or otherwise adversely affect our businesses.

It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any current proposals will become law, and it is difficult to predict how any changes or potential changes could affect our business. Changes to laws or regulations could increase our potential liability in connection with the investment solutions and services that we provide. The introduction of any new laws or regulations could make our ability to comply with applicable laws and regulations more difficult and expensive. Any of the foregoing could have a material adverse effect on our results of operations, financial condition or business.

If we experience material weaknesses or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Until such time as we are no longer an “emerging growth company,” our independent registered public accounting firm will not be required to attest as to our internal controls over financial reporting. If we fail to identify or remediate any material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, if we are unable to conclude that our internal controls over financial reporting are effective or if, once required, our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. As a result of such failures, we could also become subject to stockholder or other third-party litigation, as well as investigations by the NYSE, the SEC or other regulatory authorities, which could result in fines, trading suspensions or other remedies, harm our reputation and financial condition or divert financial and management resources from our regular business activities.

Failure to comply with ERISA and Internal Revenue Code regulations could result in penalties against us.

We are subject to ERISA and Sections 4975(c)(1)(A), (B), (C) and (D) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) and to regulations promulgated thereunder, insofar as we act as a “fiduciary” under ERISA with respect to certain benefit plan clients or otherwise deal with benefit plan clients. ERISA and applicable provisions of the Internal Revenue Code impose duties on persons who are fiduciaries under ERISA, prohibit specified transactions involving ERISA plan clients (including, without limitation, employee benefit plans (as defined in Section 3(3) of ERISA), individual retirement accounts and Keogh plans) and impose monetary penalties for violations of these prohibitions. Our failure to comply with these requirements could result in significant penalties against us that could have a material adverse effect on our business (or, at worst, severely limit the extent to which we could act as a fiduciary for any plans under ERISA).

We are subject to litigation and regulatory examinations and investigations.

The financial services industry faces substantial regulatory risks and litigation. Like many firms operating within the financial services industry, we are experiencing a difficult regulatory environment across our markets. Our current scale and reach as a provider to the financial services industry, the increased regulatory oversight of the financial services industry generally, new laws and regulations affecting the financial services industry and ever-changing regulatory interpretations of existing laws and regulations have made this an increasingly challenging and costly regulatory environment in which to operate. These examinations or investigations, including any enforcement action brought by the SEC against us relating to any failure to comply with our settlement agreement dated August 25, 2016 (relating to allegations of misleading performance advertisements created by F-Squared Investments, Inc., one of our former investment strategists) could result in the identification of matters that may require remediation activities or enforcement proceedings by the regulator. The direct and indirect costs of responding to these examinations, or of defending ourselves in any litigation could be significant. Additionally, actions brought against us may result in settlements, awards, injunctions, fines and penalties. The outcome of litigation or regulatory action is inherently difficult to predict and could have an adverse effect on our ability to offer some of our products and services.

Failure to properly disclose conflicts of interest could harm our reputation, results of operations or business.

We are party to certain compensation arrangements pursuant to which we receive payments based on client assets invested in certain investment products, including ETFs, proprietary mutual funds and third-party mutual funds. In certain circumstances, such arrangements allow us to receive payments from multiple parties based on the same client asset. Further, we operate as an investment adviser; our status as a registered investment adviser subjects us to a legal obligation to operate under the fiduciary standard. The SEC and other regulators have increased their scrutiny of potential conflicts of interest, and we have implemented policies and procedures to mitigate such conflicts of interest. However, if we fail to fully disclose conflicts of interest or if our policies and procedures are not effective, we could face reputational damage, litigation or regulatory proceedings or penalties, any of which may adversely affect our reputation, results of operations or business.

In the event of a change of control of our company, we may be required to obtain FINRA approval and the consent of our advisory clients to the change of control, and any failure to obtain these consents could adversely affect our results of operations, financial condition or business.

As required by the Advisers Act, the investment advisory agreements entered into by our investment adviser subsidiaries provide that an “assignment” of the agreement may not be made without the client’s consent. Under the 1940 Act, advisory agreements with registered funds provide that they terminate automatically upon “assignment” and the board of directors and the shareholders of the registered funds must approve a new agreement for advisory services to continue. Under both the Advisers Act and the 1940 Act, a change of ownership may constitute such an “assignment” if it is a change of control. For example, under certain circumstances, an assignment may be deemed to occur if a controlling block of voting securities is transferred, if any party acquires control, or, in certain circumstances, if a controlling party gives up control. Under the 1940 Act, a 25% voting interest is presumed to constitute control. HTSC, through its indirect subsidiary Huatai International Investment Holdings Limited (“HIIHL”), holds a 70.3% voting interest in us. An assignment or a change of control could be deemed to occur in the future if we, or one of our investment adviser subsidiaries, were to gain or lose a controlling person, or in other situations that may depend significantly on facts and circumstances. In any such case we would seek to obtain the consent of our advisory clients, including any funds, to the assignment. To the extent of any failure to obtain these consents, our results of operations, financial condition or business could be adversely affected.

Further, our U.S. broker-dealer subsidiary, AssetMark Brokerage, LLC, is a member of FINRA and subject to FINRA rules, which could impede or delay a change of control. FINRA’s NASD Rule 1017 generally provides that FINRA approval must be obtained in connection with any transaction resulting in a single person or entity acquiring or controlling, directly or indirectly, 25% or more of a FINRA member firm’s or its parent company’s equity.

Risks Related to Ownership of Our Common Stock

Control by our principal stockholder could adversely affect our other stockholders.

HTSC, through its indirect subsidiary HIIHL, owns approximately 70.3% of our outstanding shares of common stock, and controls our management and affairs, including determining the outcome of matters requiring stockholder approval. So long as HTSC continues to own a significant amount of the outstanding shares of our common stock, even if such amount is less than a majority, HTSC will continue to be able to strongly influence or effectively control our decisions, including matters requiring approval by our stockholders (including the election of directors and the approval of mergers or other extraordinary transactions), regardless of whether or not other stockholders believe that the transaction is in their own best interests. Such concentration of voting power could also have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

Further, HTSC and its affiliates engage in a broad spectrum of activities, including investments in the financial services industry in particular. In the ordinary course of their businesses, HTSC and its affiliates may engage in activities where their interests conflict with our interests or those of our stockholders. In addition, HTSC or an affiliate may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. Further, although we are a stand-alone public company, a subsidiary of HTSC will remain our majority stockholder and may from time to time make strategic decisions that may be different from the decisions that we would have made on our own. HTSC’s decisions with respect to us or our business may be resolved in ways that favor HTSC and therefore HTSC’s own stockholders, which may not coincide with the interests of our stockholders. Our audit committee reviews and approves all proposed related party transactions, including any transactions between us and HTSC. However, we may not be able to resolve certain conflicts of interest, or the resolution may be less favorable to us and our stockholders.

The price of our common stock may be volatile, which could cause the value of your investment to decline.

We cannot predict the prices at which our common stock will trade. The market price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. In addition, the limited public float of our common stock tends to increase the volatility of the trading price of our common stock. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the market price of our common stock include the following:

•	market conditions in the broader stock market in general, or in our industry in particular;
•	actual or anticipated fluctuations in our quarterly financial and operating results;
•	introduction of new products and services by us or our competitors;
•	issuance of new or changed securities analysts’ reports or recommendations;
•	sales of large blocks of our stock by our controlling stockholder or the perception that our controlling stockholder will sell our stock;
•	additions or departures of key personnel;
•	regulatory developments; litigation and governmental investigations; and
•	economic, political and geopolitical conditions or events.

These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have often instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business.

An active market for our common stock may not develop or be sustained, which may inhibit the ability of our stockholders to sell common stock.

Although we have listed our common stock on the NYSE under the symbol AMK, we cannot assure you that an active trading market for our common stock will continue on that exchange or elsewhere or that any market will be sustained. Accordingly, we cannot assure you of the likelihood of your ability to sell your shares of common stock when desired, the prices that you may be able to obtain for your shares or the liquidity of any trading market.

Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause the price of our common stock to decline.

If our existing stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of common stock could also depress our market price. As of June 30, 2019, we had 72,400,000 shares of common stock outstanding. Of these shares, the 14,375,000 shares sold in the IPO (including the shares sold pursuant to the underwriters’ option to purchase additional shares and the shares sold through the directed share program to participants other than our directors and executive officers and each participant who purchased more than $100,000 of shares) are freely tradable, without restriction, in the public market (other than shares held by our affiliates, as that term is defined in Rule 144 under the Securities Act).

Subject to certain exceptions, we, our directors, executive officers and substantially all of our other equityholders holding our securities immediately prior to the IPO are subject to lock-up agreements with the underwriters of the IPO and the Rule 144 holding period requirements. After these lock-up periods have expired, which we anticipate will occur 180 days after July 17, 2019, and the holding periods have elapsed, up to 59,900,000 additional shares will be eligible for sale in the public market. In addition, J.P. Morgan Securities LLC and Goldman Sachs & Co. LLC may, in their sole discretion, release all or some portion of the shares subject to lock-up agreements prior to the expiration of the lock-up period. Sales of a substantial number of shares upon the expiration of the lock-up period and the Rule 144 holding period requirements, the perception that such sales may occur or the early release of the lock-up agreements could cause the trading price of our common stock to fall or make it more difficult for you to sell your shares of common stock at a time and price that you deem appropriate.

In addition, the holders of 50,873,799 shares of common stock have the right, subject to certain exceptions and conditions, to require us to register their shares of common stock under the Securities Act, and they will have the right to participate in future registrations of securities by us. Registration of any of these outstanding shares of common stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the registration statement. Further, we filed a registration statement on Form S-8 under the Securities Act to register shares of our common stock or securities convertible into or exchangeable for shares of our common stock issued pursuant to our 2019 Equity Incentive Plan. Such registration statement on Form S-8 automatically became effective upon filing, and the shares registered under such registration statement are available for sale in the open market. The market price of shares of our common stock may drop significantly when the restrictions on resale by our existing stockholders lapse. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

If securities or industry analysts do not publish research or reports about our business, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock may be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of the analysts who cover us downgrade our stock or describe us or our business in a negative manner, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fails to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. In addition, if we fail to meet the expectations and forecasts for our business provided by securities analysts, our stock price could decline.

We are a “controlled company” within the meaning of the NYSE listing standards and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.

HTSC, through its indirect subsidiary HIIHL, controls a majority of the voting power of our common stock. As a result, we are a “controlled company” within the meaning of the NYSE listing standards. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements of the NYSE, including (1) the requirement that a majority of the board of directors consist of independent directors, (2) the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and (3) the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. We rely on some or all of these exemptions. As a result, we do not have a majority of independent directors and our compensation and nominating and corporate governance committees do not consist entirely of independent directors. Accordingly, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act, and we have elected to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business, particularly after we are no longer an “emerging growth company.”

As a public company, we are required to comply with various regulatory and reporting requirements, including those required by the SEC. Complying with these reporting and other regulatory requirements is time-consuming and may result in increased costs to us and could have a negative effect on our results of operations, financial condition or business.

As a public company, we are subject to the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures, we have committed and will continue to commit significant resources, hire additional staff and provide additional management oversight. We have implemented and will be implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. Sustaining our growth also will require us to commit additional management, operational and financial resources to identify new professionals to join our firm and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our results of operations, financial condition or business.

As an “emerging growth company” as defined in the JOBS Act, we have elected to take advantage of certain temporary exemptions from various reporting requirements including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. In addition, we have and may continue to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies, as permitted by the JOBS Act.

When these exemptions cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with them. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.

Some provisions of Delaware law and our certificate of incorporation and bylaws may deter third parties from acquiring us.

Our amended and restated certificate of incorporation and our amended and restated bylaws provide for, among other things:

•	a staggered board and restrictions on the ability of our stockholders to fill a vacancy on the board of directors;
•	the authorization of undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;
•	advance notice requirements for stockholder proposals;
•	certain limitations on convening special stockholder meetings; and
•

the amendment of certain provisions of our certificate of incorporation and bylaws only by the affirmative vote of the holders of at least two-thirds in voting power of all outstanding shares of our stock entitled to vote thereon, voting together as a single class.

These anti-takeover defenses could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take other corporate actions than you desire.

Delaware law may delay or prevent a change in control, and may discourage bids for our common stock at a premium over its market price.

We are subject to the provisions of Section 203 of the Delaware General Corporation Law (the “DGCL”). These provisions prohibit large stockholders, in particular a stockholder owning 15% or more of the outstanding voting stock, from consummating a merger or combination with a corporation unless this stockholder receives board approval for the transaction or 66 2/3% of the shares of voting stock not owned by the stockholder approve the merger or transaction. These provisions of Delaware law may have the effect of delaying, deferring or preventing a change in control, and may discourage bids for our common stock at a premium over its market price.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware and, to the extent enforceable, the federal district courts of the United States as the sole and exclusive forums for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is, to the fullest extent permitted by applicable law, the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees, agents or trustees to us or our stockholders, (iii) any action asserting a claim against us or any director or officer or other employee of ours arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws or (iv) any action asserting a claim against us or any director or officer or other employee of ours that is governed by the internal affairs doctrine, in each such case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. This provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction.

Our amended and restated certificate of incorporation provides that, to the fullest extent permitted by law, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States is the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the federal securities laws of the United States, subject to and contingent upon a final adjudication in the State of Delaware of the enforceability of such exclusive forum provision. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of, and consented to, the provisions of our amended and restated certificate of incorporation described in the preceding sentences.

These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and such persons. If any court of competent jurisdiction were to find either exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our results of operations or financial condition. For example, the Court of Chancery of the State of Delaware recently determined that a provision stating that U.S. federal district courts are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act is not enforceable. However, this decision may be reviewed and ultimately overturned by the Delaware Supreme Court.

We are a holding company and rely on dividends, distributions and other payments, advances and transfers of funds from our subsidiaries to meet our debt service and other obligations.

We have no direct operations and derive all of our cash flow from our subsidiaries. Because we conduct our operations through our subsidiaries, we depend on those entities for dividends and other payments or distributions to meet any existing or future debt service and other obligations. The deterioration of the earnings from, or other available assets of, our subsidiaries for any reason could limit or impair their ability to pay dividends or other distributions to us. In addition, SEC and FINRA regulations may under certain circumstances restrict the payment of dividends by a registered broker-dealer. Compliance with this regulation may impede our ability to receive dividends from AssetMark Brokerage, LLC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Not applicable.

Use of Proceeds for IPO of Common Stock

On July 22, 2019, we closed our IPO, in which we sold 6,250,000 shares of common stock and the selling stockholder sold 8,125,000 shares of common stock (including shares sold in connection with the full exercise of the underwriters’ option to purchase additional shares) at a price to the public of $22.00 per share. The offer and sale of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-232312) (the “Registration Statement”), which was declared effective by the SEC on July 17, 2019. The managing underwriters of the IPO were J.P. Morgan Securities LLC and Goldman Sachs & Co. LLC. Following the sale of the shares and in connection with the closing of the IPO, the offering terminated. The aggregate offering price of the shares sold by us and the selling stockholder in the IPO was $316.25 million, before deducting underwriters’ discounts and commissions of $20,556,250 and before deducting an $4.1 million of offering expenses payable by us. None of such expenses were paid by us to our directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy. We received net proceeds of $124.4 million from the IPO. We used the net proceeds to us from the IPO, together with cash on hand, to pay down approximately $125 million of indebtedness under our Term Loan. Such use of proceeds was in accordance with, and there was no material change from, our intended use of proceeds as described in our final prospectus dated July 17, 2019 filed with the SEC pursuant to Rule 424(b) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Company.	S-1/A	333-232312	3.1	July 8, 2019
3.2	Amended and Restated Bylaws of the Company.	8-K	001-38980	3.1	July 22, 2019
4.1	Form of Registration Rights Agreement by and between the Company and Huatai International Investment Holdings Limited.	S-1	333-232312	4.2	June 24, 2019
10.1	Credit Agreement by and among the Company, AssetMark Holdings LLC, Credit Suisse AG, Cayman Islands Branch and the lenders party thereto, dated as of November 14, 2018, as amended on June 28, 2019.	S-1/A	333-232312	10.2	July 8, 2019
10.2	Third Amendment to Office Lease for facilities at 1655 Grant Street, Concord, California, dated May 29, 2019.					X
31.1

Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

X
31.2

Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

X
32.1*	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

* The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates them by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in Concord, California, on the day of August 28, 2019.

ASSETMARK FINANCIAL HOLDINGS, INC.

By:	/s/ Charles Goldman
Charles Goldman
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gary Zyla
Gary Zyla
Chief Financial Officer
(Principal Financial Officer)