Form 10-Q
period 2019-09-30
AssetMark Financial Holdings, Inc.
filed 2019-11-06
CIK 1591587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 31, 2019, the number of shares of the registrant’s common stock outstanding was 72,400,000.

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

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

AssetMark Financial Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands except share data and par value)

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$83,236	$105,354
Restricted cash	7,500	7,000
Investments, at fair value	373	333
Fees and other receivables	9,449	8,760
Federal income tax receivable	1,214	586
State income tax receivable	872	332
Other current assets	6,568	4,391
Total current assets	109,212	126,756
Property, plant and equipment, net	7,100	7,040
Capitalized software, net	70,677	72,644
Other intangible assets, net	653,178	642,420
Goodwill	325,376	298,415
Total assets	$1,165,543	$1,147,275
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$486	$730
Accrued liabilities and other current liabilities	39,004	38,200
Current portion of long-term debt	—	2,305
Current portion of acquisition earn-out	—	8,000
Total current liabilities	39,490	49,235
Long-term debt, net	121,645	242,817
Other long-term liabilities	9,938	5,097
Deferred income tax liabilities, net	146,836	151,115
Total long-term liabilities	278,419	399,029
Total liabilities	317,909	448,264
Commitments and contingencies	—	—
Stockholder’s equity:
Common stock, $0.001 par value (675,000,000 shares authorized and 72,400,000 shares issued and outstanding)	72	66
Additional paid-in capital	782,439	635,096
Retained earnings	65,123	63,846
Accumulated other comprehensive income, net of tax	—	3
Total stockholder’s equity	847,634	699,011
Total liabilities and stockholder’s equity	$1,165,543	$1,147,275

The accompanying notes are an integral part of the condensed consolidated financial statements.

AssetMark Financial Holdings, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Asset-based revenue	$99,211	$86,513	$276,547	$248,823
Spread-based revenue	9,638	5,405	25,997	13,888
Other revenue	1,282	994	4,384	3,511
Total revenue	110,131	92,912	306,928	266,222
Expenses:
Asset-based expenses	33,532	29,535	93,259	85,059
Spread-based expenses	1,556	422	3,629	1,227
Employee compensation	42,054	27,515	109,428	78,918
General and operating expenses	18,324	11,238	43,751	32,491
Professional fees	3,723	2,341	10,578	6,666
Interest	2,512	—	10,567	—
Depreciation and amortization	7,523	6,564	22,032	19,300
Total expenses	109,224	77,615	293,244	223,661
Income before income taxes	907	15,297	13,684	42,561
Provision for income taxes	4,635	4,943	11,364	13,151
Net income (loss)	(3,728)	10,354	2,320	29,410
Other comprehensive income, net of tax	—	—	—	—
Unrealized gain on investments, net of tax	—	7	—	7
Net comprehensive income (loss)	$(3,728)	$10,361	$2,320	$29,417
Net income (loss) per share attributable to common shareholder:
Net income (loss) per share, basic and diluted	$(0.05)	$0.16	$0.03	$0.44
Weighted average number of common shares outstanding, basic	69,275,000	66,150,000	69,275,000	66,150,000
Weighted average number of common shares outstanding, diluted	69,503,611	66,150,000	69,503,611	66,150,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

AssetMark Financial Holdings, Inc.

Unaudited Condensed Consolidated Statements of Stockholder’s Equity

(in thousands except share data)

For the three months ended September 30, 2019 and 2018

	Common stock		Additional paid-in	Retained earnings	Accumulated other comprehensive	Total stockholder’s
	Shares	Amount	capital	(deficit)	income	equity
Balance at June 30, 2018	66,150,000	$66	$787,203	$120,476	$8	$907,753
Net income	—	—	—	10,354	—	10,354
Other comprehensive income	—	—	—	—	7	7
Share-based employee compensation	—	—	1,517	—	—	1,517
Balance at September 30, 2018	66,150,000	$66	$788,720	$130,830	$15	$919,631

Balance at June 30, 2019	66,150,000	$66	$646,594	$68,851	$—	$715,511
Net loss	—	—	—	(3,728)	—	(3,728)
Share-based employee compensation	—	—	11,641	—	—	11,641
Initial public offering proceeds, net of expenses	6,250,000	6	124,204	—	—	124,210
Balance at September 30, 2019	72,400,000	$72	$782,439	$65,123	$—	$847,634

For the nine months ended September 30, 2019 and 2018

	Common stock		Additional paid-in	Retained earnings	Accumulated other comprehensive	Total stockholder’s
	Shares	Amount	capital	(deficit)	income (loss)	equity
Balance at December 31, 2017	66,150,000	$66	$784,464	$101,420	$8	$885,958
Net income	—	—	—	29,410	—	29,410
Other comprehensive income	—	—	—	—	7	7
Share-based employee compensation	—	—	4,256	—	—	4,256
Balance at September 30, 2018	66,150,000	$66	$788,720	$130,830	$15	$919,631

Balance at December 31, 2018	66,150,000	$66	$635,096	$63,846	$3	$699,011
Net income	—	—	—	2,320	—	2,320
Other comprehensive income (loss)	—	—	—	3	(3)	—
2018 dividend reclassification	—	—	1,046	(1,046)	—	—
Share-based employee compensation	—	—	22,093	—	—	22,093
Initial public offering proceeds, net	6,250,000	6	124,204	—	—	124,210
Balance at September 30, 2019	72,400,000	$72	$782,439	$65,123	$—	$847,634

The accompanying notes are an integral part of the condensed consolidated financial statements.

AssetMark Financial Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,320	$29,410
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	22,032	19,300
Interest	478	—
Deferred income taxes	173	301
Share-based compensation	22,093	4,256
Changes in certain assets and liabilities:
Fees and other receivables, net	(615)	(1,251)
Receivable from related party	(314)	(130)
Other current assets	(1,461)	789
Accounts payable, accrued expenses and other liabilities	(10,972)	(9,210)
Income tax receivable and payable	(1,168)	(1,552)
Net cash provided by operating activities	32,566	41,913
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Global Financial Private Capital, LLC	(35,789)	—
Purchase of investments	(24)	(300)
Purchase of property and equipment	(1,341)	(810)
Purchase of computer software	(14,990)	(11,095)
Net cash used in investing activities	(52,144)	(12,205)
CASH FLOWS FROM FINANCING ACTIVITIES
Initial public offering proceeds	124,210	—
Payments on long-term debt	(126,250)	—
Net cash used in financing activities	(2,040)	—
Net change in cash, cash equivalents, and restricted cash	(21,618)	29,708
Cash, cash equivalents, and restricted cash at beginning of period	112,354	57,147
Cash, cash equivalents, and restricted cash at end of period	$90,736	$86,855
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$11,783	$14,915
Interest paid	$10,076	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

All dollar amounts presented are in thousands other than per share amounts.

Note 1. Organization and Nature of Business

These unaudited condensed consolidated financial statements include AssetMark Financial Holdings, Inc. and its subsidiaries, which include AssetMark Financial, Inc., which is the parent company of AssetMark, Inc., AssetMark Trust Company, AssetMark Brokerage, LLC, AssetMark Retirement Services, Inc., Global Financial Private Capital, Inc. and Global Financial Advisory, LLC (collectively, the “Company”).

The Company’s legal entity structure as of September 30, 2019 was as follows:

At the beginning of the quarter ended September 30, 2019, the Company was a wholly owned subsidiary of AssetMark Holdings LLC (“AssetMark Holdings”), which was organized for the purpose of acquiring the Company effective October 31, 2016. On July 5, 2019, the Company filed an amended and restated certificate of incorporation effecting a 661,500-for-one forward stock split. The par value was adjusted to $0.001 per share of common stock in connection with such filing. The number of authorized shares of common stock was increased to 675,000,000 and 75,000,000 shares of preferred stock were authorized to be issued; no preferred stock had been issued as of September 30, 2019. All share and per share data shown in the unaudited condensed consolidated financial statements and related notes thereto have been retroactively revised to reflect the forward stock split.

On July 17, 2019, immediately following the pricing of its initial public offering (the “IPO”), AssetMark Holdings liquidated and dissolved and distributed shares of the Company’s common stock to its members as follows: holders of Class A Common Units and Class B Common Units of AssetMark Holdings received an aggregate of 59,840,951 shares of the Company’s common stock, and holders of Class C Common Units of AssetMark Holdings received an aggregate number of restricted stock awards equal to 6,309,049 shares of the Company’s common stock. Upon such liquidation and dissolution, the Company ceased to be a wholly owned subsidiary of AssetMark Holdings. On July 22, 2019, the Company completed its IPO, in which the Company issued and sold an aggregate of 6.25 million shares of its common stock at a price to the public of $22.00 per share. The Company received aggregate net proceeds of $124.2 million from the IPO after deducting underwriting discounts and commissions and offering expenses payable by the Company. As of September 30, 2019, 72.4 million shares of the Company’s common stock were outstanding.

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

AssetMark Trust Company (“ATC”) is a licensed trust company incorporated under the laws of the State of Arizona on August 24, 1994 and regulated by the Arizona Department of Financial Institutions. ATC provides custodial recordkeeping services primarily to investor clients of registered investment advisers (including AMI) located throughout the United States.

AssetMark, Inc. (“AMI”) is a registered investment adviser that was incorporated under the laws of the State of California on May 13, 1999. AMI offers a broad array of wealth management solutions to individual investors through financial advisers by providing an open-architecture product platform along with tailored client advice, asset allocation options, practice management, support services and technology solutions to the financial adviser channel. AMI serves as investment adviser to the Company’s proprietary GuideMark Funds, GuidePath Funds and the Savos Dynamic Hedging Fund, each of which is a mutual fund offered to clients of financial advisers.

AssetMark Retirement Services, Inc. (“ARS”), formerly known as Aris Corporation of America, was incorporated under the laws of the State of Pennsylvania on April 30, 1974. ARS serves as the record-keeper and third-party administrator for the Aris Retirement product, which are 401(k) or 403(b) investment offerings utilized by small businesses.

AssetMark Brokerage, LLC (“AMB”) is a limited-purpose broker-dealer located in Concord, California and was incorporated under the laws of the State of Delaware on September 25, 2013. AMB’s primary function is to distribute the mutual funds of the Company and to sponsor the FINRA licensing of those AssetMark associates who provide distribution support through promotion of the AssetMark programs and strategies that employ the Company’s mutual funds.

Global Financial Private Capital, Inc. (“GFPC”), formerly known as Global Financial Private Capital, LLC and renamed effective July 12, 2019, is a registered investment adviser that was incorporated under the laws of the State of Florida on June 7, 2004. GFPC provides a broad suite of integrated wealth management services for institutional and individual investors.

Global Financial Advisory, LLC (“GFA”) is an insurance services company that was incorporated under the laws of the State of Delaware on June 30, 2016. GFA provides insurance services on an intermediary basis and is not a policy writer.

Note 2. Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation have been included. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ended December 31, 2019 or any future period. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2018 included in the Company’s prospectus dated July 17, 2019 filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”).

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

Note 3. Acquisition of Global Financial Private Capital, Inc. and Global Financial Advisory, LLC

On August 11, 2018, the Company entered into a unit purchase agreement to acquire Global Financial Private Capital, LLC, which was renamed Global Financial Private Capital, Inc. effective July 12, 2019, and Global Financial Advisory, LLC for $55,000, subject to client attrition and working capital purchase price adjustments and closing conditions that included approval from the Committee on Foreign Investment in the United States (“CFIUS”). On April 16, 2019, the Company closed the acquisition and paid a final purchase price of $35,789, net of working capital and client attrition adjustments. The Company recorded goodwill of $26,961, adviser relationships of $14,250 and deferred tax assets of $4,452 in connection with the acquisition.

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4. Goodwill and Intangible Assets

Goodwill

The Company’s goodwill balance was $325,376 and $298,415 as of September 30, 2019 and December 31, 2018, respectively. The Company, which has one reporting unit, performed an annual test for goodwill impairment in December for the years ended December 31, 2018 and 2017 and determined that goodwill was not impaired. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the Company’s annual assessment.

Intangible Assets

Information regarding the Company’s intangible assets is as follows:

September 30, 2019	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived intangible assets:
Broker-dealer relationships	$570,480	$—	$570,480
Definite-lived intangible assets:
Trade names	45,830	(6,683)	39,147
Broker-dealer license	11,550	(1,684)	9,866
ATC regulatory status	23,300	(3,398)	19,902
GFPC adviser relationships	14,250	(467)	13,783
Total	$665,410	$(12,232)	$653,178

December 31, 2018	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived intangible assets:
Broker-dealer relationships	$570,480	$—	$570,480
Definite-lived intangible assets:
Trade names	45,830	(4,965)	40,865
Broker-dealer license	11,550	(1,251)	10,299
ATC regulatory status	23,300	(2,524)	20,776
Total	$651,160	$(8,740)	$642,420

The weighted average estimated remaining useful life was 16.4 years for trade names, the broker-dealer license, ATC regulatory status and GFPC adviser relationships as of September 30, 2019. Amortization expense for definite-lived intangible assets was $1,263 and $1,009 for the three months ended September 30, 2019 and 2018, respectively, and $3,492 and $3,026 for the nine months ended September 30, 2019 and 2018, respectively. The Company performed an annual test for intangible assets impairment in December for the years ended December 31, 2018 and 2017 and determined that intangible assets were not impaired. There have been no significant events or circumstances affecting the valuation of intangible assets subsequent to the Company’s annual assessment.

The expected future amortization expense for intangible assets as of September 30, 2019 is as follows:

Remainder of 2019	$1,263
2020	5,052
2021	5,052
2022	5,052
2023	5,052
Thereafter	61,227
Total	$82,698

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 5. Accrued Liabilities and Other Current Liabilities

The following table shows the breakdown of accrued expenses and other current liabilities:

	September 30, 2019	December 31, 2018
Accrued bonus	$12,672	$14,553
Compensation and benefits payable	8,029	5,882
Asset-based payables	5,445	4,041
Other accrued expenses	12,858	13,724
Total	$39,004	$38,200

Note 6. Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

	September 30, 2019	December 31, 2018
Contractor liability	$3,073	$3,825
Deferred rent	1,102	1,272
Purchase commitments related to acquisition of GFPC	5,763	—
Total	$9,938	$5,097

Note 7. Asset-Based Expenses

Asset-based expenses incurred by the Company relating to the generation of asset-based revenues are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Strategist and manager fees	$26,887	$23,852	$75,008	$68,394
Premier broker-dealer fees	2,870	2,083	7,405	5,914
Custody fees	1,387	1,457	3,836	4,886
Fund advisory fees	1,823	1,595	5,266	4,264
Marketing allowance	565	548	1,692	1,600
Other	—	—	52	1
Total	$33,532	$29,535	$93,259	$85,059

Note 8. Debt

On November 14, 2018, the Company executed a Credit Agreement with Credit Suisse AG for a $250,000 term loan (the “Term Loan”) and a revolving line of credit (the “Revolver”) that permits the Company to borrow up to $20,000. Both the Term Loan and the Revolver bear interest at (x) the London InterBank Offered Rate (“LIBOR”) plus a margin of 3.50%, with a step down to 3.25% or (y) the Alternate Base Rate, as defined and specified in the Credit Agreement, plus a margin of 2.50%, with a step down to 2.25%, in each case based on the Company’s achievement of a specified first-lien leverage ratio. Additionally, the Term Loan’s margin was reduced by 0.25% following the Company’s initial public offering. The Term Loan matures on November 14, 2025 and the Revolver matures on November 14, 2023. On July 26, 2019, the Company made a partial repayment of $125 million of the Company’s outstanding indebtedness under the Term Loan. The repayment was considered a substantial modification and the debt was considered partially extinguished. As of September 30, 2019, $123.7 million aggregate principal amount of the Term Loan remained outstanding and the Revolver was undrawn. Interest expense was $2,512 and $0 for the three months ended September 30, 2019 and 2018, respectively, and $10,567 and $0 for the nine months ended September 30, 2019 and 2018, respectively.

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 9. Share-Based Compensation

On July 3, 2019, the Company’s Board of Directors adopted, and the Company’s sole stockholder approved, the 2019 Equity Incentive Plan (the “2019 Equity Incentive Plan”), which became effective on July 17, 2019, the date of effectiveness of the Company’s IPO registration statement on Form S-1.  As of September 30, 2019, 4,801,954 shares were available for issuance under the 2019 Equity Incentive Plan, which amount excluded the 85,737 shares of common stock subject to restricted stock units granted under the 2019 Equity Incentive Plan immediately following the pricing of the IPO.

Restricted Stock Awards

Prior to the liquidation and dissolution of AssetMark Holdings and the IPO, the executive officers of AssetMark Holdings held Class C Common Units of AssetMark Holdings, which were intended to be treated as profits interests. Immediately following the pricing of the IPO, AssetMark Holdings liquidated and dissolved and distributed shares of the Company’s common stock to its members, including an aggregate number of restricted stock awards (“RSAs”) equal to 6,309,049 shares of the Company’s common stock to the holders of the Class C Common Units of AssetMark Holdings.

These RSAs are subject to the same vesting schedule as the Class C Common Units of AssetMark Holdings, with 50% of the RSAs scheduled to vest in three (3) equal installments on the third, fourth and fifth anniversaries of October 31, 2016, and 50% subject to the satisfaction of a performance-based vesting condition. The performance condition for these RSAs—an internal rate of return by AssetMark Holdings of greater than 12%—was satisfied in connection with the IPO.  The time-based vesting condition for these RSAs will be satisfied upon the holder’s continued service with the Company through February 2021. In the event that the vesting conditions are not satisfied for any portion of an award, the shares covered by such RSAs will transfer automatically to the Company.

Share-based compensation expense related to the RSAs was $10,072 for both the three and nine months ended September 30, 2019, and share-based compensation expense related to the Class C Common Units of AssetMark Holdings was $955 and $11,407 for the three and nine months ended September 30, 2019, respectively.

Stock Options

In connection with the IPO, the Company issued options to certain officers to acquire an aggregate of 918,981 shares of the Company’s common stock outside of the 2019 Equity Incentive Plan, with an exercise price of $22 dollars per share.  Each of these options is scheduled to vest and become exercisable in substantially equal installments on each of the first three anniversaries of July 18, 2019.

Share-based compensation expense related to the stock options was $485 for both the three and nine months ended September 30, 2019.

Restricted Stock Units

Also in connection with the IPO, the Company issued restricted stock units (“RSUs”) to certain officers covering an aggregate of 85,737 shares of the Company’s common stock under the 2019 Equity Incentive Plan.  Each of these RSUs is scheduled to vest in substantially equal installments on each of the first three anniversaries of July 18, 2019.

Share-based compensation expense related to the RSUs was $129 for both the three and nine months ended September 30, 2019.

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 10. Commitments and Contingencies

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

Note 11. Income Taxes

The Company’s effective income tax rate differs from the federal corporate tax rate of 21.0%, primarily as a result of state taxes and the income tax effects of the Company’s share-based compensation.

The Company’s effective tax rate was 511.0% and 32.3% for the three months ended September 30, 2019 and 2018, respectively, and 83.0% and 30.9% for the nine months ended September 30, 2019 and 2018, respectively.

Note 12. Related Party Transactions

As of September 30, 2019, the Company had a receivable due from AssetMark Holdings of $314, which represents the cash paid by the Company on behalf of AssetMark Holdings with respect to certain taxes payable in connection with the Company’s distribution to AssetMark Holdings in the fourth quarter of 2018.

Note 13. Subsequent Events

On September 30, 2019, the Company entered into a unit purchase agreement to acquire WBI OBS Financial, LLC, subject to closing conditions that include approval from CFIUS, which had not been met as of November 5, 2019.

Any material subsequent events have been considered for disclosure through November 5, 2019, the date on which the financial statements were made available.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated condensed financial statements and the related notes thereto and the other financial information included in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our fiscal year ends on December 31 each year.

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

Business Highlights

•	We successfully completed our initial public offering (the “IPO”) on July 22, 2019 and raised $124.2 million after deducting underwriting discounts and commissions and offering expenses payable by us.
•

We used the aggregate net proceeds to us from the IPO, together with cash on hand, to pay down $125 million of our outstanding indebtedness. Moody’s upgraded our debt rating to Ba2 from B1, while S&P affirmed our BB+ rating.

Financial Highlights

•	Total revenue for the quarter ended September 30, 2019 was $110.1 million, up $17.2 million, or 18.5%, from $92.9 million in the quarter ended September 30, 2018.
•

Net loss for the quarter ended September 30, 2019 was $3.7 million, or $0.05 per share, compared to net income of $10.4 million, or $0.16 per share, for the third quarter of 2018, primarily due to a $10.1 million increase in share-based compensation as a result of the growth in the valuation of our business and our issuance of restricted stock awards (“RSAs”) immediately following the pricing of our IPO.

•

Adjusted net income for the quarter ended September 30, 2019 was $17.1 million, or $0.25 per share, compared to $16.3 million, or $0.25 per share, for the quarter ended September 30, 2018. For a reconciliation of net income, the most directly comparable GAAP financial measure, to adjusted net income, see the section titled “—Key Operating Metrics—Non-GAAP Financial Metrics—Adjusted Net Income.”

•

Adjusted EBITDA for the quarter ended September 30, 2019 was $29.2 million, up $5.5 million, or 23.0%, from $23.8 million in the quarter ended September 30, 2018. For a reconciliation of net income, the most directly comparable GAAP financial measure, to adjusted EBITDA, see the section titled “—Key Operating Metrics—Non-GAAP Financial Metrics—Adjusted EBITDA.”

Asset and Adviser Growth Trends

•	Platform assets were $57.9 billion as of September 30, 2019, up 21.0% from $47.9 billion as of September 30, 2018.
•

We had 2,159 engaged advisers on our platform as of September 30, 2019, up 13.5% from 1,903 as of September 30, 2018.  We added 93 new engaged advisers through our acquisition of GFPC, 91 of which remained engaged advisers as of September 30, 2019.

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

Increase of New Financial Advisers on Our Platform

Within the wealth management industry, the percentage of assets served by independent financial advisers is forecasted to grow from 42% in 2018 to 48% in 2023, based on our internal estimates and Cerulli data on expected industry growth. We seek to capitalize on this trend and attract new financial advisers to our platform by continuing to invest in our technology platform, sales and service standards and curated investment offering. Our annual cohort of new producing advisers grew 66% from 548 new producing advisers in 2014 to 910 in 2018. Our business will depend in part on our ability to continue to attract new advisers to our platform.

Technology Development

We invested $178 million in the development of our technology and our dedicated technology team from January 1, 2015 to September 30, 2019. We intend to continue to invest in our technology platform to address the needs of financial advisers and their investors. Our revenue growth will depend, in part, on our ability to continue to launch new offerings and deliver solutions to financial advisers efficiently. While these investments may delay or reduce our profitability, we believe they will enable us to grow our revenue meaningfully in the long term.

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

Acquisitions

Our ability to pursue and execute strategic transactions may impact our assets and revenue. From 2014 to 2018, we acquired the platform assets of two firms, which collectively have added $3.5 billion in assets. Subsequently, in April 2019, we closed our acquisition of GFPC following CFIUS clearance and FINRA approval, for a total cash purchase price of $35.8 million. This acquisition added another $3.8 billion in platform assets. We expect to continue to selectively seek acquisitions that will enhance our scale, operating leverage and capabilities to further deepen our offering to advisers and investors.

Initial Public Offering

On July 22, 2019, we completed our IPO, in which we issued and sold 6,250,000 shares of our common stock, and the selling stockholder sold 8,125,000 shares of our common stock (including shares sold in connection with the full exercise of the underwriters’ option to purchase additional shares), at a price to the public of $22.00 per share. We received aggregate net proceeds of $124.2 million from the IPO after deducting underwriting discounts and commissions and offering expenses payable by us. We used the aggregate net proceeds to us, together with cash on hand, to pay down approximately $125 million of our indebtedness under the Term Loan, as defined in the section titled “—Liquidity and Capital Resources—Credit Facility.”

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

Key metrics for the three months ended September 30, 2019 and 2018 and the nine months ended September 30, 2019 and 2018 include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operational metrics:
Platform assets (at period-beginning) (millions of dollars)	$56,051	$45,274	$44,855	$42,385
Net flows (millions of dollars)	1,357	1,442	4,281	4,805
Market impact net of fees (millions of dollars)	494	1,152	4,977	678
Acquisition impact	—	—	3,789	—
Platform assets (at period-end) (millions of dollars)	$57,902	$47,868	$57,902	$47,868
Net flows lift (% of beginning-of-year platform assets)	3.0%	3.4%	9.5%	11.3%
Advisers (at period-end)	7,920	7,491	7,920	7,491
Engaged advisers (at period-end)	2,159	1,903	2,159	1,903
Assets from engaged advisers (at period-end) (millions of dollars)	$51,207	$41,582	$51,207	$41,582
Households (at period-end)	159,496	129,707	159,496	129,707
New producing advisers	203	245	681	696
Production lift from existing advisers (year-to-date %)	23.4%	21.8%	24.1%	23.0%
Assets in custody at ATC (at period-end) (millions of dollars)	$39,739	$33,442	$39,739	$33,442
ATC client cash (at period-end) (millions of dollars)	$1,754	$1,184	$1,754	$1,184
Financial metrics:
Total revenue (millions of dollars)	$110	$93	$307	$266
Net income (loss) (millions of dollars)	$(3.7)	$10.4	$2.3	$29.4
Net income (loss) margin (%)	(3.4)%	11.1%	0.8%	11.0%
Capital expenditure (millions of dollars)	$6	$4	$16	$12
Non-GAAP financial metrics:
Adjusted EBITDA (millions of dollars)	$29.2	$23.8	$80.5	$66.9
Adjusted EBITDA margin (%)	26.6%	25.6%	26.2%	25.1%
Adjusted net income (millions of dollars)	$17.1	$16.3	$46.5	$46.5

Platform Assets

We believe that the amount of assets on our platform is an important indicator of the strength and growth of our business, our increased customer footprint and the market acceptance of our platform. We define platform assets as all assets on the AssetMark platform, whether these are assets for which we provide advisory services, referred to as regulatory assets under management (“AUM”), or non-advisory assets under administration, assets held in cash accounts or otherwise not managed (collectively, “Other Assets”). There is generally no material economic difference to our financial results whether assets are considered AUM or Other Assets. We view our platform assets as reflective of our revenue growth and potential for future growth. We had platform assets of $57,902 million and $47,868 million as of September 30, 2019 and 2018, respectively. Our regulatory AUM totaled $35,603 million and $31,767 million as of September 30, 2019 and September 30, 2018, respectively. We intend to continue growing our platform assets with enhancements to our technology, services and investment solutions. We expect the growth in our platform assets will remain a significant indicator of our business momentum and results of operations as existing advisers and new advisers realize the benefits of our platform. Our platform assets in any period may continue to fluctuate as a result of several factors, including our adviser satisfaction with the functionality, features, performance or pricing of our offering, overall fluctuations in the securities markets and other factors, a number of which are beyond our control.

Net Flows, Market Impact Net of Fees and Acquisition Impact

The changes in our platform assets from period to period are primarily driven by the amount of new assets that are added to existing and new client accounts, which we refer to as production, and the amount of assets that are withdrawn from client accounts, which we refer to as redemption. We refer to the difference between production and redemption as net flows. Positive net flows indicate that the amount of assets added to client accounts exceeds the amount of assets that have been terminated or withdrawn from client accounts. In addition to net flows, the change in the market value of investments held in client accounts between the beginning and end of a period, which we define as market impact, also influences platform assets. For each period, we show the market impact on platform assets net of the fees paid to financial advisers, AssetMark custodians and certain fees embedded in investment vehicles. Further, acquisition impact refers to the amount of assets added to our platform through acquisitions.

Net Flows Lift

Net flows lift refers to net flows over a given period divided by platform assets at the beginning of the year. Net flows lift allows us to determine the percentage return we are attaining in terms of net new assets from our asset base at the beginning of year. We use beginning-of-year platform assets to calculate net flows lift for a given quarter to eliminate market and net flows impacts from previous quarters of the calendar year, which allows for a more accurate and consistent quarterly comparison.

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

Production Lift from Existing Advisers (Year-to-Date)

Existing advisers for a given period are defined as those who had invested client assets on our platform as of the beginning of the period. Production lift from existing advisers for a given period is calculated by dividing production (the amount of new assets that are added to client accounts) attributable to existing advisers (excluding GFPC advisers) for such period by platform assets as of the beginning of the year. This metric represents both the organic growth of these advisers as well as any incremental share of wallet of the adviser’s business that is added to our platform.

Assets in Custody at ATC (at Period-End)

Assets in custody at ATC represents platform assets that are in custody at AssetMark Trust Company (“ATC”).

ATC Client Cash (at Period-End)

In general, all accounts with ATC are required to have cash at a minimum level ranging from of 1.5% to 5% of invested assets. In addition to this minimum amount, strategists and advisers have the discretion to hold additional invested assets in cash. We refer to the aggregate amount of cash held at ATC as ATC client cash. As of December 31, 2018 and September 30, 2019, ATC client cash accounted for 5% and 4%, respectively, of the total assets in custody at ATC. As of December 31, 2018 and September 30, 2019, 86% and 99%, respectively, of the ATC client cash was placed with the ATC-insured cash deposit program and was the primary source of spread-based revenue for our business.

Total Revenue

Total revenue includes all revenue that we recognize, including asset-based revenue, spread-based revenue and other revenue.

Net Income (Loss)

Net income is defined as total revenue less total expenses and provision for income taxes.

Net Income (Loss) Margin

Net income (loss) margin is defined as net income (loss) divided by total revenue.

Capital Expenditure

Capital expenditure represents the long-term investments that we make on an annual basis. Capital expenditure primarily reflects investments in technology, the development of new products and services and other intangible assets, but also includes investments in property and equipment such as technology support and office space.

Non-GAAP Financial Metrics

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA is defined as EBITDA (net income plus interest expense, income tax expense, depreciation and amortization and less interest income), further adjusted to exclude certain non-cash charges and other adjustments set forth below. Adjusted EBITDA margin is defined as adjusted EBITDA divided by total revenue. Adjusted EBITDA and adjusted EBITDA margin are useful financial metrics in assessing our operating performance from period to period because they exclude certain items that we believe are not representative of our core business, such as certain material non-cash items and other adjustments such as share-based compensation, strategic initiatives and reorganization and integration costs. We believe that adjusted EBITDA and adjusted EBITDA margin, viewed in addition to, and not in lieu of, our reported GAAP results, provide useful information to investors regarding our performance and overall results of operations for various reasons, including:

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

We use adjusted EBITDA and adjusted EBITDA margin:

•	as measures of operating performance;
•	for planning purposes, including the preparation of budgets and forecasts;
•	to allocate resources to enhance the financial performance of our business;
•	to evaluate the effectiveness of our business strategies;
•	in communications with our board of directors concerning our financial performance; and
•	as considerations in determining compensation for certain employees.

Adjusted EBITDA and adjusted EBITDA margin have limitations as analytical tools, and should not be considered in isolation to, or as substitutes for, analysis of our results as reported under GAAP. Some of these limitations are:

•	adjusted EBITDA and adjusted EBITDA margin do not reflect all cash expenditures, future requirements for capital expenditures or contractual commitments;
•	adjusted EBITDA and adjusted EBITDA margin do not reflect changes in, or cash requirements for, working capital needs;
•	adjusted EBITDA and adjusted EBITDA margin do not reflect interest expense on our debt or the cash requirements necessary to service interest or principal payments; and
•

the definitions of adjusted EBITDA and adjusted EBITDA margin can differ significantly from company to company and as a result have limitations when comparing similarly titled measures across companies.

Set forth below is a reconciliation from net income, the most directly comparable GAAP financial measure, to adjusted EBITDA for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
(in thousands)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Net income (loss)			$(3,728)			$10,354
Provision for income taxes	—	$4,635	4,635	—	$4,943	4,943
Interest income (loss)	—	(664)	(664)	—	(524)	(524)
Interest expense	—	2,512	2,512	—	—	—
Amortization/depreciation	—	7,523	7,523	—	6,564	6,564
EBITDA	—	14,006	10,278	—	10,983	21,337
Share-based compensation(1)	$11,641	—	11,641	$1,517	—	1,517
IPO readiness(2)	—	1,501	1,501	11	670	681
Reorganization and integration costs(3)	141	21	162	220	10	230
Acquisition expenses(4)	1,380	1,982	3,362	—	—	—
Debt acquisition cost write-down(5)	—	2,296	2,296	—	—	—
Adjusted EBITDA	$13,162	$19,806	$29,240	$1,748	$11,663	$23,765

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
(in thousands)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Net income (loss)			$2,320			$29,410
Provision for income taxes	—	$11,364	11,364	—	$13,151	13,151
Interest income (loss)	—	(2,286)	(2,286)	—	(1,256)	(1,256)
Interest expense	—	10,567	10,567	—	—	—
Amortization/depreciation	—	22,032	22,032	—	19,300	19,300
EBITDA	—	41,677	43,997	—	31,195	60,605
Share-based compensation(1)	$22,093	—	22,093	$4,256	—	4,256
IPO readiness(2)	—	2,835	2,835	152	987	1,139
Reorganization and integration costs(3)	831	119	950	775	130	905
Acquisition expenses(4)	3,525	4,868	8,393	—	—	—
Debt acquisition cost write-down(5)	—	2,296	2,296	—	—	—
Adjusted EBITDA	$26,449	$51,795	$80,564	$5,183	$32,312	$66,905

(1)

“Share-based compensation” represents granted share-based compensation in the form of Class C Common Units (which are incentive units) of AssetMark Holdings LLC, our former parent company, to certain of our directors and employees. Although this expense occurred in each measurement period, we have added the expense back in our calculation of adjusted EBITDA because of its noncash impact.

(2)

“IPO readiness” includes professional fees related to our preparation for becoming a public company. These expenses primarily include services for financial and human resources systems implementation, executive compensation assessments and other consulting services. Although these expenses occurred in both 2018 and the first three quarters of 2019, these expenses are nonrecurring as they are limited to our public-company readiness preparation and do not include ongoing public-company compliance costs.

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

(4)	“Acquisition expenses” includes employee severance, transition and retention expenses, duplicative general and administrative expenses and other professional fees related to the acquisition of GFPC.
(5)

“Debt acquisition cost write-down” represents capitalized debt issuance costs extinguished due to the partial repayment of $125 million of the Company’s outstanding indebtedness under the Term Loan. The repayment was considered a substantial modification and the debt was considered partially extinguished.

Set forth below is a reconciliation from net income margin, the most directly comparable GAAP financial measure, to adjusted EBITDA margin for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
(in thousands except for percentages)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Net income (loss)			$(3,728)			$10,354
Net income (loss) margin			(3.4)%			11.1%
Provision for income taxes	—	4.2%	4.2%	—	5.3%	5.3%
Interest income	—	(0.6)%	(0.6)%	—	(0.5)%	(0.5)%
Interest expense	—	2.3%	2.3%	—	—	—
Amortization/depreciation	—	6.8%	6.8%	—	7.1%	7.1%
EBITDA margin	—	12.7%	9.3%	—	11.9%	23.0%
Share-based compensation(1)	10.6%	—	10.6%	1.6%	—	1.6%
IPO readiness(2)	—	1.4%	1.4%	—	0.7%	0.7%
Reorganization and integration costs(3)	0.1%	—	0.1%	0.3%	—	0.3%
Acquisition expenses(4)	1.3%	1.8%	3.1%	—	—	—
Debt acquisition cost write-down(5)	—	2.1%	2.1%	—	—	—
Adjusted EBITDA margin	12.0%	18.0%	26.6%	1.9%	12.5%	25.6%

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
(in thousands except for percentages)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Net income (loss)			$2,320			$29,410
Net income (loss) margin			0.8%			11.0%
Provision for income taxes	—	3.7%	3.7%	—	5.0%	5.0%
Interest income	—	(0.7)%	(0.7)%	—	(0.5)%	(0.5)%
Interest expense	—	3.4%	3.4%	—	—	—
Amortization/depreciation	—	7.2%	7.2%	—	7.2%	7.2%
EBITDA margin	—	13.6%	14.4%	—	11.7%	22.7%
Share-based compensation(1)	7.2%	—	7.2%	1.6%	—	1.6%
IPO readiness(2)	—	0.9%	0.9%	0.1%	0.3%	0.4%
Reorganization and integration costs(3)	0.3%	—	0.3%	0.3%	0.1%	0.4%
Acquisition expenses(4)	1.1%	1.6%	2.7%	—	—	—
Debt acquisition cost write-down(5)	—	0.7%	0.7%	—	—	—
Adjusted EBITDA margin	8.6%	16.8%	26.2%	2.0%	12.1%	25.1%

(1)

“Share-based compensation” represents granted share-based compensation in the form of Class C Common Units (which are incentive units) of AssetMark Holdings LLC, our former parent company, to certain of our directors and employees. Although this expense occurred in each measurement period, we have added the expense back in our calculation of adjusted EBITDA because of its noncash impact.

(2)

“IPO readiness” includes professional fees related to our preparation for becoming a public company. These expenses primarily include services for financial and human resources systems implementation, executive compensation assessments and other consulting services. Although these expenses occurred in both 2018 and the first three quarters of 2019, these expenses are nonrecurring as they are limited to our public-company readiness preparation and do not include ongoing public-company compliance costs.

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

(4)	“Acquisition expenses” includes employee severance, transition and retention expenses, duplicative general and administrative expenses and other professional fees related to the acquisition of GFPC.
(5)

“Debt acquisition cost write-down” represents capitalized debt issuance costs extinguished due to the partial repayment of $125 million of the Company’s outstanding indebtedness under the Term Loan. The repayment was considered a substantial modification and the debt was considered partially extinguished.

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

Set forth below is a reconciliation from net income, the most directly comparable GAAP financial measure, to adjusted net income for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
(in thousands)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Net income (loss)			$(3,728)			$10,354
Acquisition-related amortization(1)	—	$5,108	5,108	—	$5,108	5,108
Expense adjustments(2)	$1,520	5,800	7,320	$231	680	911
Share-based compensation	11,641	—	11,641	1,517	—	1,517
Tax effect of adjustments(3)	(395)	(2,836)	(3,231)	(60)	(1,505)	(1,565)
Adjusted net income	$12,766	$8,072	$17,110	$1,688	$4,283	$16,325

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
(in thousands)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Net income			$2,320			$29,410
Acquisition-related amortization(1)	—	$15,324	15,324	—	$15,324	15,324
Expense adjustments(2)	$4,355	10,118	14,473	$928	1,116	2,044
Share-based compensation	22,093	—	22,093	4,256	—	4,256
Tax effect of adjustments(3)	(1,132)	(6,615)	(7,747)	(243)	(4,274)	(4,517)
Adjusted net income	$25,316	$18,827	$46,463	$4,941	$12,166	$46,517

(1)	Relates to intangible assets established in connection with HTSC’s acquisition of our Company in 2016.
(2)	Consists of the adjustments to EBITDA listed in the adjusted EBITDA reconciliation table above other than share-based compensation.
(3)	Reflects the tax impact of expense adjustments and acquisition-related amortization.

Components of Results of Operations

Revenue

Asset-Based Revenue

A majority of our revenue is derived from the fees we charge as a percentage of platform assets. We record this revenue as asset-based revenue. Our asset-based revenue varies based on the types of investment solutions and services that financial advisers utilize for their clients. Asset-based revenue accounted for approximately 90.1% and 93.1% of our total revenue for the three months ended September 30, 2019 and 2018, respectively, and approximately 90.1% and 93.5% of our total revenue for the nine months ended September 30, 2019 and 2018, respectively.

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

Interest Expense

Interest expense reflects the interest we pay on our Term Loan, which may fluctuate over time.

Depreciation and Amortization

Amortization expense reflects the amortization of our intangible technology assets and our other assets such as trade names, broker-dealer licenses and ATC regulatory status, from the fair value established at the date of our sale to Huatai Securities Co., Ltd. (“HTSC”) in 2016. Depreciation expense reflects the ongoing cost of annual usage of property and equipment.

Results of Operations

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

The following discussion presents an analysis of our results of operations for the three months ended September 30, 2019 and 2018. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items.

	Three months ended September 30,
(in thousands)	2019	2018	$ Change	% Change
Revenue:
Asset-based revenue	$99,211	$86,513	$12,698	14.7
Spread-based revenue	9,638	5,405	4,233	78.3
Other income	1,282	994	288	29.0
Total revenue	110,131	92,912	17,219	18.5
Expenses:
Asset-based expenses	33,532	29,535	3,997	13.5
Spread-based expenses	1,556	422	1,134	268.7
Employee compensation	42,054	27,515	14,539	52.8
General and operating expenses	18,324	11,238	7,086	63.1
Professional fees	3,723	2,341	1,382	59.0
Interest expense	2,512	—	2,512	*
Depreciation and amortization	7,523	6,564	959	14.6
Total expenses	109,224	77,615	31,609	40.7
Income before income taxes	907	15,297	(14,390)	(94.1)
Provision for income taxes	4,635	4,943	(308)	(6.2)
Net income (loss)	(3,728)	10,354	(14,082)	(136.0)
Other comprehensive income, net of tax	—	—	—	—
Unrealized gain on available for sale investments, net of tax	—	7	(7)	*
Net comprehensive income (loss)	$(3,728)	$10,361	$(14,089)	(136.0)

*	Not meaningful.

Asset-Based Revenue

Asset-based revenue increased $12.7 million, or 14.7%, from $86.5 million in the three months ended September 30, 2018 to $99.2 million in the three months ended September 30, 2019. This increase is primarily related to increased platform fees and advisory fees of $12.5 million associated with growth in platform assets.  The remaining increase primarily related to higher custodial revenue driven by increased administrative service fees due to growth in mutual fund assets on our platform.

Spread-Based Revenue

Spread-based revenue increased $4.2 million, or 78.3%, from $5.4 million in the three months ended September 30, 2018 to $9.6 million in the three months ended September 30, 2019. This increase was due to higher cash balances held at ATC and increased interest rates on invested cash.

Other Income

Other income increased $0.3 million, or 29.0%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. This increase related to higher interest income of $0.1 million attributed to higher interest rates and higher cash balances generated from our operating activities, $0.1 million higher fees collected at ATC and $0.1 million from other miscellaneous income.

Asset-Based Expenses

Asset-based expenses increased $4.0 million, or 13.5%, from $29.5 million in the three months ended September 30, 2018 to $33.5 million in the three months ended September 30, 2019. This increase primarily related to increased strategist, investment management and sub-adviser expenses of $3.3 million, due to growth in platform assets.  We also experienced an increase in asset-based broker-dealer payments of $0.7 million driven by growth in platform assets.

Spread-Based Expenses

Spread-based expenses increased $1.1 million, or 268.7%, from $0.4 million in the three months ended September 30, 2018 to $1.5 million in the three months ended September 30, 2019. This increase was due to higher interest-credited payments to clients of $1.1 million driven by higher interest rates and higher cash balances at ATC.

Employee Compensation

Employee compensation increased $14.5 million, or 52.8%, from $27.5 million in the three months ended September 30, 2018 to $42.1 million in the three months ended September 30, 2019. This increase was due primarily to a $10.1 million increase in share-based compensation as a result of the growth in the valuation of our business and our issuance of RSAs immediately following the pricing of our IPO. The increase in employee compensation was also due to a $4.8 million increase in salaries and related expenses on account of our increased associate headcount to support our ongoing growth, including $1.4 million in expenses related to the GFPC acquisition that will continue until we transition GFPC assets to our platform, as well as $0.1 million higher reorganization and integration costs.

General and Operating Expenses

General and operating expenses increased by $7.1 million, or 63.1%, from $11.2 million in the three months ended September 30, 2018 to $18.3 million in the three months ended September 30, 2019. This increase was primarily due to $2.3 million in debt modification expenses, $1.8 million in GFPC-related costs that will continue until we transition GFPC assets to our platform and a $0.5 million increase in expenses related to our preparation for becoming a public company. The remaining increase to general and operating expenses was driven primarily by $0.6 million in higher subscription costs, $0.6 million in insurance costs, $0.5 million in higher rent and facilities upgrade costs, $0.4 million in higher travel costs and $0.3 million in higher trade claims.

Professional Fees

Professional fees increased $1.4 million, or 59.0%, from $2.3 million in the three months ended September 30, 2018 to $3.7 million in the three months ended September 30, 2019. This increase was due in part to $0.2 million in GFPC-related costs and a $0.2 million increase in expenses related to our preparation for becoming a public company.  The remaining increase in professional fees related to $0.5 million in higher audit costs and a $0.4 million increase in consulting fees.

Interest Expense

Interest expense increased from $0 in the three months ended September 30, 2018 to $2.5 million in the three months ended September 30, 2019. This increase related to the interest we paid on our long-term debt issued in November 2018.  We had no outstanding debt or related interest expense during the three months ended September 30, 2018.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $1.0 million, or 14.6%, from $6.6 million in the three months ended September 30, 2018 to $7.5 million in the three months ended September 30, 2019. This increase was due in part to $0.3 million of amortization expense related to intangible assets established in connection with the GFPC acquisition.  The remaining increase related to incremental assets placed in service during 2018 and the first three quarters of 2019. When HTSC acquired AssetMark on October 31, 2016, all intangible assets were fair valued, and those assets with definite-lives commenced amortization schedules ranging from five- to 20-years. Because less than three years has elapsed since the acquisition in late 2016, we experienced minimal fully amortized asset run-off in 2017 and 2018 with which to offset the incremental assets recently placed in service.

Provision for Income Taxes

Provision for income taxes decreased $0.3 million, or 6.2%, from $4.9 million in the three months ended September 30, 2018 to $4.6 million in the three months ended September 30, 2019. This decrease was due to the decrease in our income before income taxes and was offset in part by an increase in share-based compensation, which is not deductible for tax purposes, and the effect of discrete items unrelated to our current-year business operations.

Net Comprehensive Income (Loss)

Net comprehensive income decreased $14.1 million, or 136.0%, from net income of $10.4 million in the three months ended September 30, 2018 to a net loss of $3.7 million in the three months ended September 30, 2019, despite a $17.2 million increase in total revenue over the same period. This decrease in net comprehensive income was due to increased expenses incurred in the quarter ended September 30, 2019, including (i) a $10.1 million increase in the carrying value of share-based compensation expenses attributed to the growth in the valuation of our business and our issuance of RSAs immediately following the pricing of our IPO, (ii) a $5.0 million increase in non-recurring costs related to IPO readiness and the GFPC acquisition and integration, (iii) $2.5 million in interest expense incurred in the quarter ended September 30, 2019 resulting from our drawdown on our Credit Facility to make a one-time distribution to AssetMark Holdings LLC and (iv) an increase in our effective tax rate from 32% in the quarter ended September 30, 2018 to 511% in the quarter ended September 30, 2019 due to the fact that share-based compensation is not tax deductible, which resulted in our tax expenses remaining relatively constant over the same period despite lower pre-tax income in the quarter ended September 30, 2019.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

The following discussion presents an analysis of our results of operations for the nine months ended September 30, 2019 and 2018. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items.

	Nine months ended September 30,
(in thousands)	2019	2018	$ Change	% Change
Revenue
Asset-based revenue	$276,547	$248,823	$27,724	11.1
Spread-based revenue	25,997	13,888	12,109	87.2
Other income	4,384	3,511	873	24.9
Total revenue	306,928	266,222	40,706	15.3
Expenses
Asset-based expenses	93,259	85,059	8,200	9.6
Spread-based expenses	3,629	1,227	2,402	195.8
Employee compensation	109,428	78,918	30,510	38.7
General and operating expenses	43,751	32,491	11,260	34.7
Professional fees	10,578	6,666	3,912	58.7
Interest expense	10,567	—	10,567	*
Depreciation and amortization	22,032	19,300	2,732	14.2
Total expenses	293,244	223,661	69,583	31.1
Income before income taxes	13,684	42,561	(28,877)	(67.8)
Provision for income taxes	11,364	13,151	(1,787)	(13.6)
Net income (loss)	$2,320	$29,410	$(27,090)	(92.1)
Other comprehensive income, net of tax	—	—	—	—
Unrealized gain on available for sale investments, net of tax	—	7	(7)	*
Net comprehensive income (loss)	$2,320	$29,417	$(27,097)	(92.1)

*	Not meaningful.

Asset-Based Revenue

Asset-based revenue increased $27.7 million, or 11.1%, from $248.8 million in the nine months ended September 30, 2018 to $276.5 million in the nine months ended September 30, 2019. This increase is primarily related to increased platform fees and advisory fees of $27.2 million associated with growth in platform assets, in addition to a $1.4 million increase related to higher custodial revenue driven by increased administrative service fees due to growth in mutual fund assets on our platform.  This increase was offset by a $0.9 million decrease in custodial support payments from our third-party custodians related to a 2018 renegotiated contract, which is reflected in asset-based expenses.

Spread-Based Revenue

Spread-based revenue increased $12.1 million, or 87.2%, from $13.9 million in the nine months ended September 30, 2018 to $26.0 million in the nine months ended September 30, 2019. This increase was primarily due to higher cash balances held at ATC and increased interest rates on invested cash.

Other Income

Other income increased $0.9 million, or 24.9%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. This increase primarily related to higher interest income of $1.0 million attributed to higher interest rates and higher cash balances generated from our operating activities, $0.3 million higher termination fees collected at ATC and $0.4 million in miscellaneous income, partially offset by the recognition of $0.9 million payable to AssetMark as a result of a legal settlement in 2018.

Asset-Based Expenses

Asset-based expenses increased $8.2 million, or 9.6%, from $85.1 million in the nine months ended September 30, 2018 to $93.3 million in the nine months ended September 30, 2019. This increase primarily related to increased strategist, investment management and sub-adviser expenses of $7.6 million, due to growth in platform assets. We also experienced an increase in asset-based payments to our broker-dealer partners of $1.5 million driven by growth in platform assets. These increases were offset in part by lower negotiated custody fees that we pay to third-party custodians.

Spread-Based Expenses

Spread-based expenses increased $2.4 million, or 195.8%, from $1.2 million in the nine months ended September 30, 2018 to $3.6 million in the nine months ended September 30, 2019. This increase was due to higher interest-credited payments to clients of $2.2 million due to higher interest rates and higher cash balances at ATC, in addition to increased expenses paid to ATC’s third-party administrator for ATC’s insured cash deposit program.

Employee Compensation

Employee compensation increased $30.5 million, or 38.7%, from $78.9 million in the nine months ended September 30, 2018 to $109.4 million in the nine months ended September 30, 2019. This increase was primarily due to an increase of $17.8 million related to share-based compensation as a result of the growth in the valuation of our business and our issuance of RSAs immediately following the pricing of our IPO. The increase in employee compensation was also due to a $12.6 million increase in salaries and related expenses on account of our increased associate headcount to support our ongoing growth, including $3.5 million in expenses related to the GFPC acquisition that will continue until we transition GFPC assets to our platform, along with an increase of $1.1 million related to higher sales incentive compensation attributable to a larger sales organization, a $0.8 million increase in costs attributable to our use of contractors and a $1.1 million increase in variable incentive compensation, partially offset by the increased capitalization of $2.9 million in internal-use-software costs.

General and Operating Expenses

General and operating expenses increased $11.3 million, or 34.7%, from $32.5 million in the nine months ended September 30, 2018 to $43.8 million in the nine months ended September 30, 2019. This increase was primarily due to $2.3 million in debt modification expenses, $3.3 million in GFPC-related costs that will continue until we transition GFPC assets to our platform and a $1.3 million increase in expenses related to our preparation for becoming a public company. The remaining increase was driven by $1.2 million in higher subscription costs, $1.0 million in software and hardware expenses, $0.8 million in insurance costs, $0.8 million in higher facilities costs and $0.6 million in higher trade claims.

Professional Fees

Professional fees increased $3.9 million, or 58.7%, from $6.7 million in the nine months ended September 30, 2018 to $10.6 million in the nine months ended September 30, 2019. This increase was primarily driven by $1.6 million in GFPC-related costs, which primarily related to a one-time payment to a strategist to assist with asset retention, an increase of $1.0 million in audit costs and a $0.5 million increase in expenses related to our preparation for becoming a public company. The remaining increase was primarily due to higher consulting fees.

Interest Expense

Interest expense increased from $0 in the nine months ended September 30, 2018 to $10.6 million in the nine months ended September 30, 2019. This increase related to the interest we paid on our long-term debt issued in November 2018. We had no outstanding debt or related interest expense during the nine months ended September 30, 2018.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $2.7 million, or 14.2%, from $19.3 million in the nine months ended September 30, 2018 to $22.0 million in the nine months ended September 30, 2019. This increase was due in part to $0.5 million of amortization expense related to intangible assets established in connection with the GFPC acquisition. The remaining increase related to incremental assets placed in service during 2018 and the first three quarters of 2019. When HTSC acquired AssetMark on October 31, 2016, all intangible assets were fair valued, and those assets with definite-lives commenced amortization schedules ranging from five- to 20-years. Because less than three years has elapsed since the acquisition in late 2016, we experienced minimal fully amortized asset run-off in 2017 and 2018 with which to offset the incremental assets recently placed in service.

Provision for Income Taxes

Provision for income taxes decreased $1.8 million, or 13.6%, from $13.2 million in the nine months ended September 30, 2018 to $11.4 million in the nine months ended September 30, 2019. This decrease was due to the decrease in our income before income taxes and was offset in part by an increase in share-based compensation, which is not deductible for tax purposes, and the effect of discrete items unrelated to our current-year business operations.

Net Comprehensive Income (Loss)

Net comprehensive income decreased $27.1 million, or 92.1%, from $29.4 million in the nine months ended September 30, 2018 to $2.3 million in the nine months ended September 30, 2019, despite a $17.2 million increase in total revenue over the same period. This decrease in net comprehensive income was due to increased expenses incurred in the nine months ended September 30, 2019, including (i) a $17.8 million increase in the carrying value of share-based compensation expenses attributed to the growth in the valuation of our business and our issuance of RSAs immediately following the pricing of our IPO, (ii) a $10.1 million increase in non-recurring costs related to IPO readiness and the GFPC acquisition, (iii) $10.6 million in interest expense incurred in the nine months ended September 30, 2019 resulting from our drawdown on our Credit Facility to make a one-time distribution to AssetMark Holdings and (iv) an increase in our effective tax rate from 31% in the nine months ended September 30, 2018 to 83% in the nine months ended September 30, 2019 due to the fact that share-based compensation is not tax deductible, which resulted in our tax expenses remaining relatively constant over the same period despite lower pre-tax income in the nine months ended September 30, 2019.

Liquidity and Capital Resources

Liquidity

Since 2016, our operations have been financed primarily through cash flows from operations. In November of 2018, we also established a credit facility consisting of a $250.0 million term loan and a $20.0 million revolving credit facility with Credit Suisse AG, Cayman Islands Branch (“Credit Suisse”). As of September 30, 2019 and 2018, we had cash and cash equivalents of $83.2 million and $79.9 million, respectively, and restricted cash of $7.5 million and $7.0 million, respectively. Over the next twelve months, we expect that our cash and liquidity needs will continue to be met by cash generated by our ongoing operations as well as our credit facility. To the extent that existing cash, cash from operations and our credit facility are not sufficient to fund our future operations, we may need to raise additional funds through public or private equity or additional debt financing. In addition, we may opportunistically seek to raise additional capital to fund our continued growth. To the extent that we are unsuccessful in additional debt or equity financings, our plans for continued growth may be curtailed.

Credit Facility

In November 2018, we entered into a credit agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent (collectively, the “Agent”), and the lenders party thereto (the “Credit Agreement”), which we amended on June 28, 2019. The Credit Agreement consists of a $250.0 million term loan (the “Term Loan”) and a $20.0 million revolving credit facility (the “Revolver,” and together with the Term Loan, collectively, the “Credit Facility”). Our obligations under the Credit Facility are guaranteed by certain of our subsidiaries and are secured by substantially all of our assets, and all of the assets of certain of our subsidiaries, subject to certain exceptions. We used the net proceeds to us from the IPO, together with cash on hand, to repay approximately $125 million of our indebtedness under the Term Loan on July 26, 2019. As of September 30, 2019, $123.7 million aggregate principal amount of the Term Loan remained outstanding and the Revolver was undrawn.

The Term Loan matures in November 2025 and requires quarterly amortization payments equal to $625,000, subject to a prepayment adjustment. The Revolver matures in November 2023 with outstanding loans thereunder payable within 364 days of the applicable drawdown date. Both the Term Loan and the Revolver bear interest at (x) the London InterBank Offered Rate (“LIBOR”) plus a margin of 3.50%, with a step down to 3.25% or (y) the Alternate Base Rate, as defined and specified in the Credit Agreement, plus a margin of 2.50%, with a step down to 2.25%, in each case based on our achievement of a specified first-lien leverage ratio. Additionally, the Term Loan’s margin was reduced by 0.25% following our IPO. With respect to the Revolver, a quarterly fee of 0.50% is due for the unused amounts thereunder with a stepdown to 0.375% based on our achievement of a specified first-lien leverage ratio. The Credit Agreement includes a process by which a successor rate to LIBOR will be determined in the event that LIBOR is no longer available in the market, whereby we and the Agent will endeavor to establish an alternative rate of interest giving consideration to the then-prevailing market conditions for syndicated loans in the United States.

The Credit Agreement contains customary affirmative and negative covenants, including reporting requirements and restrictions, subject to various exceptions, on the incurrence of additional indebtedness, the creation of liens, the making of acquisitions and investments, the disposal of assets and the making of restricted payments. Additionally, the Revolver includes a springing financial covenant, which provides that if, on the last day of a fiscal quarter, the principal amount of our revolving loans and letters of credit, subject to certain exceptions, exceeds $6.0 million, our total leverage ratio shall not exceed 4.75 to 1.00 for the fiscal quarters between March 31, 2019 and December 31, 2019 or 4.50 to 1.00 for the fiscal quarters ending on or after March 31, 2020. As of September 30, 2019, we were in compliance with all applicable covenants. The Credit Agreement also contains customary events of default, which could result in acceleration of amounts due under the Credit Facility. Such events of default include, subject to the grace periods specified therein, our failure to pay principal or interest when due, our failure to satisfy or comply with covenants, a change of control, the imposition of certain judgments and the invalidation of liens we have granted.

Cash Flows

The following table presents information regarding our cash flows, cash, cash equivalents and restricted cash for the periods indicated:

	Nine months ended September 30,
(in thousands)	2019	2018
Cash flow from operating activities	$32,566	$41,913
Cash used in investing activities	(52,144)	(12,205)
Cash flow used in financing activities	(2,040)	—
Net change in cash, cash equivalents and restricted cash	(21,618)	29,708
Cash, cash equivalents and restricted cash at beginning of period	112,354	57,147
Cash, cash equivalents and restricted cash at end of period	$90,736	$86,855

Cash Flows from Operating Activities

Cash flows from operating activities decreased by $9.3 million in the nine months ended September 30, 2019 compared to the same period in 2018, primarily due to a decrease in net income of $27.1 million, payables of $1.8 million and other current assets of $2.3 million. Such decreases were partially offset by adjustments to net income related to share-based compensation expense of $17.8 million, depreciation and amortization of $2.7 million and fees and other receivables of $0.6 million.

Cash Used in Investing Activities

Cash used in investing activities increased by $40.0 million in the nine months ended September 30, 2019 compared to the same period in 2018, due to the $35.8 million purchase price for the GFPC acquisition and a $4.4 million increase in capital expenditures, partially offset by $0.3 million in purchases of investments.

Cash Flows Used in Financing Activities

Cash flows used in financing activities increased by $2.0 million in the nine months ended September 30, 2019 compared to the same period in 2018, due to net IPO proceeds of $124.2 million and net principal payments of indebtedness under our Term Loan of $126.2 million.

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

(1)

Represents minimum operating lease payments under operating leases for office facilities, excluding potential lease renewals. From January 1, 2019 to September 30, 2019, our operating lease commitments increased by $44.1 million due to amendments to four of our existing leases and our assumption of a GFPC lease obligation for lease terms through 2028, with $0.3 million due in less than 1 year, $5.9 million due in 1-3 years, $10.3 million due in 3-5 years and $27.6 million due in more than 5 years.

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

Off-Balance Sheet Arrangements

As of December 31, 2018 and September 30, 2019, we had no off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Our exposure to market risk is directly related to revenue from service and management fees earned based upon a percentage of assets on our platform. In the nine months ended September 30, 2019 and 2018, 90% and 93% of our total revenue, respectively, was based on the market value of assets on our platform and were recurring in nature. We expect this percentage to vary over time. A 1% decrease in the aggregate value of assets on the platform at the beginning of the period for the nine months ended September 30, 2019 and 2018 would have caused our total revenue to decline by 1% and 1%, respectively, and would have caused our pre-tax income to decline by 15% and 4%, respectively, assuming we did not initiate additional expense measures in response to a market decline.

Interest Rate Risk

Changes in interest rates will impact our spread-based revenue. As of September 30, 2019, client cash assets participating in the insured cash deposit program at ATC totaled $1.8 billion. A change in short-term interest rates of 100 basis points at the beginning of the period for the nine months ended September 30, 2019 would result in an increase or decrease in income before income taxes of approximately $16.0 million on an annual basis (based on total client cash assets at December 31, 2018) and subject to any changes to interest credited to the end-investor). Actual impacts may vary depending on interest rate levels and the significance of change.

Additionally, changes to interest rates will impact the cost of our borrowing. Borrowing under both the Term Loan and the Revolver bears interest at (x) LIBOR plus a margin of 3.50%, with a step down to 3.25% or (y) the Alternate Base Rate, as defined and specified in the Credit Agreement, plus a margin of 2.50%, with a stepdown to 2.25%, in each case based on our achievement of a specified first-lien leverage ratio. Additionally, the Term Loan’s margin was reduced by 0.25% following the IPO. With respect to the Revolver, a quarterly fee of 0.50% is due for the unused amounts thereunder, with a stepdown to 0.375% based on our achievement of a specified first-lien leverage ratio. If LIBOR-based interest rates increased by 100 basis points, our interest expense on an annualized basis would increase by approximately $1.2 million based on amounts drawn down under the Term Loan as of September 30, 2019 and assuming no draw down of the Revolver.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”)) as of September 30, 2019. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective, at the reasonable assurance level.

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

•	significant fluctuations in securities prices affecting the value of assets on our platform;
•	negative public perception and reputation of the financial services industry, which would reduce demand for our investment solutions and services;
•	unanticipated acceleration of client investment preferences to lower-fee options;
•	downward pressure on fees we charge our investor clients, which would reduce our revenue;
•	changes in laws or regulations that could impact our ability to offer investment solutions and services;
•	failure to obtain new clients or retain existing clients on our platform, or changes in the mix of clients on our platform;
•	failure by our financial adviser clients to obtain new investor clients or retain their existing investor clients;
•	failure to adequately protect our proprietary technology and intellectual property rights;
•	reduction in the suite of investment solutions and services made available by third-party providers to existing clients;
•	reduction in fee percentage or total fees for future periods, which may have a delayed impact on our results given that our asset-based fees are billed to advisers in advance of each quarter;
•	changes in our pricing policies or the pricing policies of our competitors to which we have to adapt; or
•	general domestic and international economic and political conditions that may decrease investor demand for financial advisers or investment services.

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

We derive a significant portion of our revenue from asset-based fees. Individual advisers or their clients may seek to negotiate a lower asset-based fee percentage. In particular, recent trends in the broker-dealer industry towards zero-commission trading may make self-directed brokerage services comparatively less expensive, and therefore more attractive to investors, than investment adviser services, which could prompt our investment adviser clients to attempt to renegotiate the fees they pay to us. In addition, clients may elect to use products that generate lower revenue, which may result in lower total fees being paid to us. For example, one of our broker-dealer clients recently decided to limit its advisers’ access to certain of our retail share class strategies, which may cause these advisers to shift to lower-revenue products offered on our platform. If other broker-dealer clients similarly limit access to certain of our strategies such that advisers shift to our lower-revenue products, we may be required to shift our service offering towards lower-revenue products, which would lead to a decline in asset-based revenue. Further, as competition among financial advisers increases, our clients may be required to lower the fees they charge to their clients, which could cause them to seek lower fee options on our platform or to more aggressively negotiate the fees we charge. Any reduction in asset-based fees could persist beyond the near term given the recurring quarterly nature of our asset-based fee arrangements. Any of these factors could result in a fluctuation or decline in our asset-based revenue, which would have a material adverse effect on our results of operations, financial condition or business.

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

Asset-based revenue makes up a significant portion of our revenue, representing 90% and 93% of our total revenue for the nine months ended September 30, 2019 and 2018, respectively. In addition, given our fee-based model, we expect that asset-based revenue will continue to account for a significant percentage of our total revenue in the future. Spread-based revenue accounted for 8% and 5% of our total revenue for the nine months ended September 30, 2019 and 2018, respectively. Significant fluctuations in securities prices, as well as recent and potential decreases in interest rates, may materially affect the value of the assets managed by our clients and may cause a decrease in our spread-based revenue.  Changes in interest rates may also influence financial adviser and investor decisions regarding whether to invest in, or maintain an investment in, one or more of our investment solutions. If such fluctuations in securities prices or decreases in interest rates were to lead to decreased investment in the securities markets, our revenue and earnings derived from asset-based and spread-based revenue could be simultaneously materially adversely affected.

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

Certain of our investment advisory services involve fiduciary obligations that require us to act in the best interests of our clients, and we may be sued and face liabilities, regulatory investigations or enforcement actions for actual or claimed breaches of our fiduciary duties. Because we provide investment advisory services with respect to substantial assets, we could face substantial liability to our clients if it is determined that we have breached our fiduciary duties. In certain circumstances, which generally depend on the types of investment solutions and services we are providing, we may enter into client agreements jointly with advisers and retain third-party investment money managers and strategists on behalf of clients. We are responsible for conducting due diligence on the investment solutions and strategies offered by such third parties with whom we partner, and a failure to adequately conduct due diligence could subject us to liability for misstatements or omissions contained in marketing and other materials describing the investment solutions and strategies offered by such third parties to our investor clients. As such, we may be included as a defendant in lawsuits against financial advisers, strategists and third-party investment money managers that involve claims of breaches of the duties of such persons, and we may face liabilities for the improper actions and/or omissions of such advisers and third-party investment money managers and strategists. In addition, we may face claims based on the results of our investment advisory services, even in the absence of a breach of our fiduciary duty. Such claims and liabilities could therefore have a material adverse effect on our results of operations, financial condition or business.

If our reputation is harmed, our results of operations, financial condition or business could be materially adversely affected.

Our reputation, which depends on earning and maintaining the trust and confidence of our clients, is critical to our business. Our reputation is vulnerable to many threats that can be difficult or impossible to control, and costly or impossible to remediate. Regulatory inquiries or investigations, lawsuits initiated by our clients, employee misconduct, perceptions of conflicts of interest and rumors, among other developments, could substantially damage our reputation, even if they are baseless or satisfactorily addressed. Potential, perceived and actual conflicts of interest are inherent in our business activities and could give rise to client dissatisfaction or litigation. In particular, we offer both proprietary and third-party mutual funds, portfolios of mutual funds and custodial services on our platform, and financial advisers or their clients could conclude that we favor our proprietary investment products or services over those of third parties. In addition, any perception that the quality of our investment solutions and services may not be the same or better than that of other providers can also damage our reputation. Any damage to our reputation could harm our ability to attract and retain clients, which could materially adversely affect our results of operations, financial condition or business.

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

We store extensive amounts of personal investment and financial information for consumers, including portfolio holdings, on our systems. We could be subject to liability if we were to inappropriately disclose any personal information or if third parties were able to penetrate our network security or otherwise access or misappropriate any personally identifiable information or portfolio holdings. Any such disclosure, security incident or breach could subject us to regulatory investigations and enforcement actions, the imposition of fines or other significant penalties and significant remediation costs, as well as claims for financial loss, impersonation or other similar fraud claims, claims under data protection laws, claims for other misuses of personal information, such as unauthorized marketing or unauthorized access to personal portfolio information, or indemnity claims by our clients for fines, penalties or other assessments arising from third-party claims. Further, any real or perceived defects, errors or vulnerabilities in our security systems could harm our reputation or adversely impact or business, financial position and results of operations.

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

Personal privacy, data protection, information security and other regulations are significant issues in the United States. We are subject to a variety of laws and regulations that apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data, and our handling of personal data is regulated by various government agencies. The U.S. federal government and various state governments have adopted or proposed limitations on the collection, distribution, use and storage of personally identifiable information of individuals. We also may find it necessary or desirable to join industry or other self-regulatory bodies or other information security or data protection-related organizations that require compliance with their rules pertaining to information security and data protection. We also may be bound by additional, more stringent contractual obligations relating to our collection, use and disclosure of personal, financial and other data.

The data protection landscape is rapidly evolving, and we expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection, information security and telecommunications services, which may result in increased public scrutiny and escalated levels of enforcement and sanctions, as well as increased costs of compliance. We cannot yet determine the impact such future laws, regulations and standards may have on our business. For example, on June 28, 2018, California enacted the California Consumer Privacy Act (the “CCPA”), which takes effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business.

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

Our success depends in part on our proprietary technology. We rely on a combination of copyright, trademark and trade secret laws, confidentiality, nondisclosure, non-interference and invention assignment agreements and other contractual and technical security measures to establish and protect our intellectual property and proprietary rights. If we fail to successfully obtain, maintain, enforce, monitor, police or defend our intellectual property rights, or if we were to infringe on the intellectual property rights of others, our competitive position, operations, financial condition or business could suffer.

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

We have devoted substantial resources to the development of our proprietary technologies, investment solutions and services. To protect our proprietary rights, we enter into confidentiality, nondisclosure, non-interference and invention assignment agreements with our employees, consultants and independent contractors. However, we cannot guarantee that we have entered into such agreements with each party that has or may have had access to our trade secrets and proprietary know-how. Further, these agreements may not effectively prevent unauthorized disclosure of confidential information or unauthorized parties from copying aspects of our technologies, investment solutions or products or obtaining and using information that we regard as proprietary. Moreover, these agreements may not provide an adequate remedy in the event of such unauthorized disclosures of confidential information and we cannot assure you that our rights under such agreements will be enforceable. In addition, others may independently discover trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could reduce any competitive advantage we have developed and cause us to lose customers or otherwise harm our business.

The use of “open source code” in investment solutions may expose us to additional risks and harm our intellectual property rights.

We rely on code and software licensed under so-called “open source licenses” to some extent to develop our investment solutions and support our internal systems and infrastructure. While we monitor our use of open source code to attempt to avoid subjecting our investment solutions to conditions we do not intend, such use could occur. Many of the risks associated with the usage of open source software cannot be eliminated, and could, if not properly addressed, negatively impact our business. In the event that portions of our proprietary software are determined to be subject to an open source license that requires that we make available source code for modifications or derivative works we create based upon the open source software, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our technologies or otherwise be limited in the licensing of our technologies, any of which could reduce or eliminate the value of our technologies and solutions. Additionally, if a third-party software provider has incorporated certain types of open source code into software we license from such third party for our investment solutions, we could, under certain circumstances, be required to disclose the source code for our investment solutions. This could harm our intellectual property position and have a material adverse effect on our results of operations, financial condition or business.

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

As of September 30, 2019, we had total indebtedness of $123.7 million. Our ability to make scheduled payments on or to refinance our indebtedness depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flow from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay acquisitions and capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis could harm our ability to incur additional indebtedness. In the absence of sufficient cash flows and capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our Credit Facility (as defined in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”) currently restricts our ability to dispose of assets and our use of the proceeds from such disposition. We may not be able to consummate those dispositions, and the proceeds of any such disposition may not be adequate to meet any debt service obligations then due. Any of these circumstances could adversely affect our results of operations, financial condition or business.

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

We may choose to grow our business in part through acquisitions, which could pose a number of risks to our operations. We may not be able to complete acquisitions, including our planned acquisition of OBS Financial Services, Inc., or integrate the operations, products, technologies or personnel gained through any such acquisition, such as our recent acquisition of Global Financial Private Capital, without a material adverse effect on our results of operations, financial condition or business. Assimilating the acquired businesses may divert significant management attention and financial resources from our other operations and could disrupt our ongoing business. We may have difficulty integrating the acquired operations, products, technologies or personnel, and may incur substantial unanticipated integration costs. Financing an acquisition could result in dilution from issuing equity securities or a weaker balance sheet from using cash or incurring debt, and we may fail to realize the potential cost savings or other financial benefits of the acquisition. In addition, acquisitions, including our recent acquisition of Global Financial Private Capital, may result in the loss of key employees or customers, particularly those of the acquired operations. Acquisitions, including our recent acquisition of Global Financial Private Capital, could further adversely affect our existing business relationships with third parties and/or cause us to incur regulatory, legal or other liabilities from the acquired businesses, including claims for infringement of intellectual property rights, for which we may not be indemnified in full or at all.

Our insurance coverage may be inadequate or expensive.

We maintain voluntary and required insurance coverage, including, among others, general liability, property, director and officer, errors and omissions, network cyber-security and privacy, employee practices liability, fidelity bond and fiduciary liability insurance and insurance required under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). Recently in the insurance industry, premiums and deductible costs associated with certain insurance coverage have increased, and the number of insurers has decreased. If such trends continue, our insurance costs may increase, which may affect our financial condition. Further, while we endeavor to purchase coverage that is appropriate to our assessment of our risk, we are unable to predict with certainty the frequency, nature or magnitude of claims for direct or consequential damages. Our business may be negatively affected if in the future our insurance proves to be inadequate or unavailable. In addition, insurance claims may harm our reputation or divert management resources away from operating our business.

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

HTSC is listed on The Shanghai Stock Exchange and The Stock Exchange of Hong Kong Limited, and is therefore subject to the Rules Governing the Listing of Stocks on The Shanghai Stock Exchange (the “SSE Listing Rules”), and the Rules Governing the Listing of Securities on The Stock Exchange of Hong Kong Limited (the “HKEx Listing Rules”). Under the SSE Listing Rules and the HKEx Listing Rules, HTSC must obtain approval from its board of directors and/or shareholders for certain major transactions in which we, as a subsidiary of HTSC, engage, including the purchase or sale of assets, mergers and acquisitions, lending, leasing of assets, donation or acceptance of assets, debt restructuring, license agreements, research and development joint ventures, and related-party transactions, the value of which exceeds certain financial thresholds established by the applicable listing rules. In addition, the HKEx Listing Rules require our controlling stockholder to obtain shareholder approval for (i) any issuance of shares by us that results in a reduction of HTSC’s equity interest in us in excess of a specified dilution threshold, (ii) the implementation of a share option scheme involving the issuance of new shares by us and (iii) any issuance of debt by us outside the ordinary course of our business.

There can be no assurance that HTSC will obtain the requisite approvals if we desired to enter into any of the above transactions, and a failure to do so would restrict our ability to engage in such transactions. Furthermore, PRC regulators including the CSRC, The Shanghai Stock Exchange or The Stock Exchange of Hong Kong Limited could impose additional restrictions or approval requirements that could impact our ability to undertake certain corporate actions. We cannot guarantee that our controlling stockholder will be able to successfully or timely obtain any of the approvals needed to permit us to undertake any of the corporate actions described above, and the failure to do so may have a material adverse effect on our results of operations, financial condition or business.

The Committee on Foreign Investment in the United States (“CFIUS”) may modify, delay or prevent our future acquisition or investment activities.

For so long as HTSC retains a material ownership interest in us, we will be deemed a “foreign person” under the regulations relating to CFIUS. As such, acquisitions of or investments in U.S. businesses or foreign businesses with U.S. subsidiaries that we may wish to pursue may be subject to CFIUS review, the scope of which was recently expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”), to include certain non-passive, non-controlling investments (including certain investments in entities that hold or process personal information about U.S. nationals), certain acquisitions of real estate even with no underlying U.S. business, transactions the structure of which is designed or intended to evade or circumvent CFIUS jurisdiction and any transaction resulting in a “change in the rights” of a foreign person in a U.S. business if that change could result in either control of the business or a covered non-controlling investment. FIRRMA also subjects certain categories of investments to mandatory filings. If a particular proposed acquisition or investment in a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit to CFIUS review on a voluntary basis, or to proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. CFIUS may decide to block or delay an acquisition or investment by us, impose conditions with respect to such acquisition or investment or order us to divest all or a portion of a U.S. business that we acquired without first obtaining CFIUS approval, which may limit the attractiveness of or prevent us from pursuing certain acquisitions or investments that we believe would otherwise be beneficial to us and our stockholders. In addition, among other things, FIRRMA authorizes CFIUS to prescribe regulations defining “foreign person” differently in different contexts, which could result in less favorable treatment for investments and acquisitions by companies from countries of “special concern.” If such future regulations or other actions by the U.S. government impose additional burdens on acquisition and investment activities involving PRC and PRC-controlled entities, our ability to consummate transactions that might otherwise be beneficial to us and our stockholders may be hindered.

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

Our subsidiary AssetMark, Inc. is a commodity pool operator registered with the Commodity Futures Trading Commission (“CFTC”), and is a member of the National Futures Association (the “NFA”). As such, it is subject to regulatory requirements under the Commodity Exchange Act (the “CEA”), CFTC regulations and NFA by-laws and rules. These include disclosure and reporting requirements, restrictions on advertising, registration and licensing of certain personnel and conduct and anti-fraud requirements, among others.

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

We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC or other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets around the world. In addition, we may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. For example, on June 5, 2019, the SEC voted to adopt a package of rulemakings and interpretations that (i) require broker-dealers to act in the “best interest” of retail customers when making a recommendation, without placing the financial or other interests of the broker-dealer ahead of the interest of the retail customer (“Reg BI”), (ii) require the delivery to retail investors of a short-form disclosure document (Form CRS) describing the firm’s relationship with and duties to the customer, (iii) clarify the scope of the “solely incidental” exception to Advisers Act registration by brokers when providing investment advice and (iv) clarify the SEC’s views on the fiduciary duty that investment advisers owe to their clients. Many broker-dealers and investment advisers appear to be re-evaluating their business models in light of Reg BI and other similar regulatory changes, and any ultimate change to their business models may affect their desire or ability to use our services and may therefore adversely affect our business. Legislative or regulatory actions and any required changes to our business operations resulting from such legislation and regulations, as well as any deficiencies in our compliance with such legislation and regulation, could result in significant loss of revenue, limit our ability to pursue business opportunities in which we might otherwise consider engaging or otherwise adversely affect our businesses.

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

A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Until such time as we are no longer an “emerging growth company,” our independent registered public accounting firm will not be required to attest as to our internal controls over financial reporting. If we fail to identify or remediate any material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, if we are unable to conclude that our internal controls over financial reporting are effective or if, once required, our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. As a result of any such failures, we could also become subject to stockholder or other third-party litigation, as well as investigations by the NYSE, the SEC or other regulatory authorities, which could result in fines, trading suspensions or other remedies, harm our reputation and financial condition or divert financial and management resources from our regular business activities.

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

The financial services industry faces substantial regulatory risks and litigation. Like many firms operating within the financial services industry, we are experiencing a difficult regulatory environment across our markets. Our current scale and reach as a provider to the financial services industry, the increased regulatory oversight of the financial services industry generally, new laws and regulations affecting the financial services industry, ever-changing regulatory interpretations of existing laws and regulations and the retroactive imposition of new interpretations through enforcement actions have made this an increasingly challenging and costly regulatory environment in which to operate. These examinations or investigations, including any enforcement action brought by the SEC against us relating to any failure to comply with our settlement agreement dated August 25, 2016 (relating to allegations of misleading performance advertisements created by F-Squared Investments, Inc., one of our former investment strategists) could result in the identification of matters that may require remediation activities or enforcement proceedings by the regulator. The direct and indirect costs of responding to these examinations, or of defending ourselves in any litigation could be significant. Additionally, actions brought against us may result in settlements, awards, injunctions, fines and penalties. The outcome of litigation or regulatory action is inherently difficult to predict and could have an adverse effect on our ability to offer some of our products and services.

Failure to properly disclose conflicts of interest could harm our reputation, results of operations or business.

We are party to certain compensation arrangements pursuant to which we receive payments based on client assets invested in certain investment products, including ETFs, proprietary mutual funds and third-party mutual funds. In certain circumstances, such arrangements allow us to receive payments from multiple parties based on the same client asset. Further, we operate as an investment adviser; our status as a registered investment adviser subjects us to a legal obligation to operate under the fiduciary standard. The SEC and other regulators have increased their scrutiny of potential conflicts of interest, and we have implemented policies and procedures to mitigate such conflicts of interest. However, if we fail to fully disclose conflicts of interest, become subject to retroactive determinations that past disclosures were not sufficient or if our policies and procedures are not effective, we could face reputational damage, litigation or regulatory proceedings or penalties, any of which may adversely affect our reputation, results of operations or business.

In the event of a change of control of our company, we may be required to obtain FINRA approval and the consent of our advisory clients to the change of control, and any failure to obtain these consents could adversely affect our results of operations, financial condition or business.

As required by the Advisers Act, the investment advisory agreements entered into by our investment adviser subsidiaries provide that an “assignment” of the agreement may not be made without the client’s consent. Under the 1940 Act, advisory agreements with registered funds provide that they terminate automatically upon “assignment” and the board of directors and the shareholders of the registered funds must approve a new agreement for advisory services to continue. Under both the Advisers Act and the 1940 Act, a change of ownership may constitute such an “assignment” if it is a change of control. For example, under certain circumstances, an assignment may be deemed to occur if a controlling block of voting securities is transferred, if any party acquires control, or, in certain circumstances, if a controlling party gives up control. Under the 1940 Act, a 25% voting interest is presumed to constitute control. HTSC, through its indirect subsidiary Huatai International Investment Holdings Limited (“HIIHL”), held a 70.3% voting interest in us as of September 30, 2019. An assignment or a change of control could be deemed to occur in the future if we, or one of our investment adviser subsidiaries, were to gain or lose a controlling person, or in other situations that may depend significantly on the facts and circumstances. In any such case we would seek to obtain the consent of our advisory clients, including any funds, to the assignment. Further, our U.S. broker-dealer subsidiary, AssetMark Brokerage, LLC, is a member of FINRA and subject to FINRA rules, which could impede or delay a change of control. FINRA’s Rule 1017 generally provides that FINRA approval must be obtained in connection with any transaction resulting in a single person or entity acquiring or controlling, directly or indirectly, 25% or more of a FINRA member firm’s or its parent company’s equity. If we fail to obtain such consents or approval, our results of operations, financial condition or business could be adversely affected.

Risks Related to Ownership of Our Common Stock

Control by our principal stockholder could adversely affect our other stockholders.

HTSC, through its indirect subsidiary HIIHL, owned approximately 70.3% of our outstanding shares of common stock as of September 30, 2019, and controls our management and affairs, including determining the outcome of matters requiring stockholder approval. So long as HTSC continues to own a significant amount of the outstanding shares of our common stock, even if such amount is less than a majority, HTSC will continue to be able to strongly influence or effectively control our decisions, including matters requiring approval by our stockholders (including the election of directors and the approval of mergers or other extraordinary transactions), regardless of whether or not other stockholders believe that the transaction is in their own best interests. Such concentration of voting power could also have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

Further, HTSC and its affiliates engage in a broad spectrum of activities, including investments in the financial services industry in particular. In the ordinary course of their businesses, HTSC and its affiliates may engage in activities where their interests conflict with our interests or those of our stockholders. In addition, HTSC or an affiliate may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. Further, although we are a stand-alone public company, a subsidiary of HTSC will remain our majority stockholder and may from time to time make strategic decisions that may be different from the decisions that we would have made on our own. HTSC’s decisions with respect to us or our business may be resolved in ways that favor HTSC and therefore HTSC’s own stockholders, which may not coincide with the interests of our stockholders. Although our audit committee reviews and approves all proposed related party transactions, including any transactions between us and HTSC, we may not be able to resolve certain conflicts of interest, or the resolution may be less favorable to us and our stockholders.

Our stock price may be volatile, and the value of our common stock may decline.

The market price of our common stock may be highly volatile and may fluctuate or decline substantially as a result of a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. In addition, the limited public float of our common stock tends to increase the volatility of its trading price. Factors that could cause fluctuations in the market price of our common stock include the following:

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

These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have often instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial defense costs. Such a lawsuit could also divert the time and attention of our management from our business.

An active market for our common stock may not be sustained, which may inhibit the ability of our stockholders to sell shares of our common stock.

Although we have listed our common stock on the NYSE under the symbol “AMK,” we cannot assure you that an active trading market for our common stock will continue on that exchange or elsewhere. Accordingly, we cannot assure you of the likelihood of your ability to sell your shares of our common stock when desired, the prices that you may be able to obtain for your shares or the liquidity of any trading market.

Future sales of a substantial number of shares of our common stock in the public market could cause the price of our common stock to decline.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of September 30, 2019, we had 72,400,000 shares of common stock outstanding. Of these shares, the 14,375,000 shares sold in the IPO (including the shares sold pursuant to the underwriters’ option to purchase additional shares and the shares sold through the directed share program to participants other than our directors and executive officers and each participant who purchased more than $100,000 of shares) are freely tradable, without restriction, in the public market (other than shares held by our affiliates, as that term is defined in Rule 144 under the Securities Act).

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

In addition, HIIHL, the holder of 50,873,799 shares of our common stock, has the right, subject to certain exceptions and conditions, to require us to register its shares of common stock under the Securities Act and to participate in future registrations of securities by us. Registration of any of these outstanding shares of common stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the applicable registration statement. In addition, the shares of our common stock reserved for future issuance under our 2019 Equity Incentive Plan will become eligible for sale in the public market once such shares are issued, subject to various vesting arrangements, lock-up agreements and Rule 144, as applicable. A total of 4,887,691 shares of common stock have been reserved for issuance under our 2019 Equity Incentive Plan.

The market price of shares of our common stock may drop significantly when the restrictions on resale by our existing stockholders lapse if such stockholders sell shares or if HIIHL exercises its registration rights, or if the market perceives that such sales or exercise is likely to occur. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities. In the future, we may also issue our securities in connection with investments or acquisitions, and such issuances could constitute a material portion of the then-outstanding shares of our common stock. Any issuance of additional securities in connection therewith may result in additional dilution to our stockholders.

The foregoing share counts exclude shares underlying stock options and restricted stock units outstanding as of September 30, 2019.

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

We are subject to the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act, as well as the corporate governance requirements of the NYSE. Expenses incurred by public companies for reporting and governance purposes have generally been increasing and may continue to increase, and these requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. To comply with our periodic reporting requirements and to maintain and improve the effectiveness of our disclosure controls and procedures, we have committed and will continue to commit significant resources, hire additional staff and provide additional management oversight. We have implemented and will continue to implement additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. Sustaining our growth will also require us to commit additional management, operational and financial resources to identify new professionals to join our firm and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our results of operations, financial condition or business.

As an “emerging growth company” as defined in the JOBS Act, we have elected to take advantage of certain temporary exemptions from various reporting requirements including, but not limited to, the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and certain disclosure obligations regarding executive compensation in our periodic reports and proxy statements. In addition, we have and may continue to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies, as permitted by the JOBS Act.

When these exemptions cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with them. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.

Our management has limited experience managing a public company, and our current resources may not be sufficient to fulfill our public company obligations.

Following the completion of our initial public offering on July 22, 2019, we became subject to various regulatory requirements, including those of the SEC and the NYSE. These requirements relate to, among other matters, record keeping, financial reporting and corporate governance. Our management team has limited experience in managing a public company, and our internal infrastructure may not be adequate to support our increased regulatory obligations. Further, we may be unable to hire, train or retain necessary staff and may initially be reliant on engaging outside consultants or professionals to overcome our lack of experience. Our business could be adversely affected if our internal infrastructure is inadequate, we are unable to engage outside consultants or are otherwise unable to fulfill our public company obligations.

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

We are subject to the provisions of Section 203 of the Delaware General Corporation Law (the “DGCL”). These provisions prohibit large stockholders, in particular a stockholder owning 15% or more of the outstanding voting stock, from consummating a merger or combination with a corporation unless such stockholder receives board approval for the transaction or 66 2/3% of the shares of voting stock not owned by such stockholder approve the transaction. These provisions of Delaware law may have the effect of delaying, deferring or preventing a change in control, and may discourage bids for our common stock at a premium over its market price.

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

Our amended and restated certificate of incorporation provides that, to the fullest extent permitted by law, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States are the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the federal securities laws of the United States, subject to and contingent upon a final adjudication in the State of Delaware of the enforceability of such exclusive forum provision. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of, and consented to, the provisions of our amended and restated certificate of incorporation described in the preceding sentences.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Not applicable.

Use of Proceeds from Initial Public Offering of Common Stock

On July 22, 2019, we closed our IPO, in which we sold 6,250,000 shares of common stock and the selling stockholder sold 8,125,000 shares of common stock (including shares sold in connection with the full exercise of the underwriters’ option to purchase additional shares) at a price to the public of $22.00 per share. The offer and sale of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-232312) (the “Registration Statement”), which was declared effective by the SEC on July 17, 2019. The managing underwriters of the IPO were J.P. Morgan Securities LLC and Goldman Sachs & Co. LLC. Following the sale of the shares and in connection with the closing of the IPO, the offering terminated. The aggregate offering price of the shares sold by us and the selling stockholder in the IPO was $316.25 million, before deducting underwriters’ discounts and commissions of $20,556,250 and before deducting $4.1 million of offering expenses payable by us. None of such expenses were paid by us to our directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy. We received net proceeds of $124.2 million from the IPO. We used the net proceeds to us from the IPO, together with cash on hand, to pay down approximately $125 million of indebtedness under our Term Loan. Such use of proceeds was in accordance with, and there was no material change from, our intended use of proceeds as described in our final prospectus dated July 17, 2019 filed with the SEC pursuant to Rule 424(b) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company	S-1/A	333-232312	3.1	July 8, 2019
3.2	Amended and Restated Bylaws of the Company	8-K	001-38980	3.1	July 22, 2019
4.1	Registration Rights Agreement by and between the Company and Huatai International Investment Holdings Limited, dated as of July 17, 2019					X
10.2	Form of Indemnification Agreement between the Company and each of its directors and executive officers	S-1	333-232312	10.12	June 24, 2019
10.3#	Amended and Restated Employment Agreement by and between the Company and Charles Goldman, dated August 28, 2019	8-K	001-38980	10.1	August 28, 2019
10.4#	2019 Equity Incentive Plan and forms of Restricted Stock Award Agreement and Restricted Stock Unit Award Agreement	S-1/A	333-232312	10.10	July 10, 2019
10.5#	Form of Stock Option Award Notice and Agreement	S-1/A	333-232312	10.11	July 10, 2019
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

						X
32.1*	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

#	Indicates management contract or compensatory plan, contract or agreement.
*

The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates them by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in Concord, California, on the day of November 5, 2019.

ASSETMARK FINANCIAL HOLDINGS, INC.

By:	/s/ Charles Goldman
Charles Goldman
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gary Zyla
Gary Zyla
Chief Financial Officer
(Principal Financial Officer)