Form 10-K
period 2019-12-31
AssetMark Financial Holdings, Inc.
filed 2020-03-13
CIK 1591587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

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

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	AMK	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934: None

Indicate by check mark if the registrant is a well-known seasoned issued, as defined in Rule 405 of the Securities Act of 1933. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1913. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant, based on the closing price of $27.04 per share of the Registrant’s common stock on July 18, 2019 as reported by the New York Stock Exchange on such date, was approximately $1.8 billion. The Registrant has elected to use July 18, 2019, which was the initial trading date of the Registrant’s common stock on the New York Stock Exchange, as the calculation date because on June 28, 2019 (the last business day of the Registrant’s most recently completed second fiscal quarter), the Registrant was a privately held company. Shares of the Registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose. The Registrant has no non-voting equity.

As of February 29, 2020, the number of shares of the registrant’s common stock outstanding was 72,390,080.

Documents Incorporated by Reference: Certain information required in response to Item 5 of Part II of Form 10-K and Part III of Form 10-K is hereby incorporated by reference to portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2020. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2019.

ASSETMARK FINANCIAL HOLDINGS, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology that conveys uncertainty of future events or outcomes. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance and financial results, our anticipated growth strategies and anticipated trends in our business, our expectations regarding our industry outlook, market position, liquidity and capital resources, acquisition targets, addressable market, investments in new products, services and capabilities, our ability to close and execute on strategic transactions and our ability to comply with existing, modified and new laws and regulations applying to our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed in section titled “Risk Factors.” Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. We are under no duty to update any of these forward-looking statements after the date of this Annual Report on Form 10-K to conform our prior statements to actual results or revised expectations, except as required by law. In addition, “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements as predictions of future events.

PART I

Item 1. Business

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

The compelling value of our tools for advisers and their clients has facilitated our rapid growth. From December 31, 2015 to December 31, 2019, our platform assets(1) grew from $29 billion to $62 billion, representing a compounded annual growth rate of 21%, and more recently grew 45% from December 31, 2017 to December 31, 2019. Further, our investors value the services they receive from advisers as evidenced by the growth in our net flows(2) from $2.6 billion in 2015 to $5.4 billion in 2019, representing 10% and 12% of beginning platform assets, respectively. As of December 31, 2019, our platform served approximately 162,000 investor Households (as defined in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics”) through our approximately 7,900 adviser relationships.

Our platform provides advisers with an integrated suite of products and services that facilitates growth, streamlines workflows and provides scale to advisers’ businesses so they can better serve their clients, who are large and small investors. Highlights of our platform include:

•

Fully integrated technology platform: Our integrated platform is built for advisers, providing advisers access to a broad range of highly automated processes, including new account opening, portfolio construction, streamlined financial planning, customer billing, investor reporting, progress to goal analysis and client activity tracking. Our dual focus on technology utility and design has resulted in a platform that is accessible, easy-to-use, intuitive and expansive.

•

Personalized and scalable adviser service: We surround our advisers with highly experienced consulting and service support. We provide a full spectrum of services for many aspects of the adviser’s firm. These services include high-value day-to-day business support from field professionals, operations and service support teams and specialty teams including business management consultants, investment specialists and retirement consultants. Our offering is guided by extensive intellectual capital and well-established business performance benchmarking tools and responsive back- and middle-office outsourcing support from highly tenured service and operations professionals. We aim for every adviser to feel that their AssetMark service and consulting team is an integral part of their business.

•

Curated investment platform: We provide independent advisers with a curated set of over 25 thoroughly vetted specialty and leading third-party asset managers, in addition to our two proprietary investment providers. Our due diligence team narrows the universe of potential investment solutions to a select group of time-tested and emerging investment choices. In effect, we equip each adviser with a team of skilled investment professionals that act as a virtual extension of their investment staff, who deliver our solutions through an array of technology-enabled tools that assist in the creation and monitoring of goal-based portfolios. Further, the flexibility and breadth of our platform allows us to offer custom portfolios designed to meet the unique needs of investors, specifically mass-affluent and high-net-worth investors.

[1]

We define platform assets as all assets on the AssetMark platform, whether these are assets for which we provide advisory services, referred to as assets under management, or non-advisory assets under administration, assets held in cash accounts or assets otherwise not managed.

[2]

We define net flows for a period as production (the amount of new assets that are added to existing and new client accounts in the period) minus redemptions (the amount of assets that are terminated or withdrawn from client accounts in the period), excluding the impact of changes in the market value of investments held in client accounts and fees charged to advisers and end-investors.

Our offering’s distinctive combination of a compelling technology platform, extensive and scalable value-added services and curated investment solutions has been a key driver of our market share expansion from 8% to 11% from December 31, 2014 to September 30, 2019. We define our market share based on assets managed by third-party vendors as calculated by Cerulli Associates (“Cerulli”), excluding non-advisory assets managed by Schwab’s Marketplace and Fidelity’s Separate Account Network, and, for SEI Investments, including only assets reported in Advisor Network, their third-party asset management segment. Additionally, our platform can act as a critical accelerant for the success of our advisers’ businesses, which in turn can result in an increase in assets on our platform; the success of our advisers is reflected in our continued strong net flows of $5.4 billion in 2019. Further, given that our platform and services are tightly integrated into our advisers’ businesses, we believe that we have engendered and will continue to engender deep loyalty from our advisers.

Our revenue model is almost entirely composed of fees that are recurring in nature, which provides a high level of visibility into our near-term financial performance. The two main components of our revenue are asset-based revenue and spread-based revenue. We generate asset-based revenue from fees billed to investors on a bundled basis in advance of each quarter. The quarterly nature of our asset-based revenue provides significant visibility into near-term revenue and helps minimize unexpected revenue fluctuations stemming from market volatility. Our spread-based revenue is driven by interest rates on the cash assets held by investors at our proprietary trust company. In the year ended December 31, 2019, we generated $377.7 million in asset-based revenue and $34.6 million in spread-based revenue.

In the year ended December 31, 2019, we generated total revenue of $417.9 million, net loss of $0.4 million, adjusted EBITDA of $109.9 million and adjusted net income of $66.1 million. We generated total revenue of $363.6 million, net income of $37.4 million, adjusted EBITDA of $88.9 million and adjusted net income of $60.8 million in the year ended December 31, 2018. From January of 2016 to December 31, 2019, our total revenue has grown at a compounded annual growth rate of 19%.

See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics—Non-GAAP Financial Metrics” for the definitions of adjusted EBITDA and adjusted net income as well as reconciliations of net income to adjusted EBITDA and net income to adjusted net income.

We were incorporated in the State of Delaware in 2013. We had approximately 729 employees as of December 31, 2019.

Market Opportunity

We serve fee-based, independent advisers who provide wealth management advice to U.S. investors. The wealth management market is large and has a long history of rapid growth fueled by several secular trends. According to Cerulli, in aggregate across the United States, 304,241 advisers managed $19.9 trillion in assets as of December 31, 2018, and total industry assets have grown at a compounded annual growth rate of 5% over the five years ended December 31, 2018. Cerulli expects these assets to grow to $24.7 trillion by 2023. Our current offering and growth plans are built to capitalize on favorable industry trends, which we expect will continue to support our growth.

•

Total U.S. investible wealth is massive and growing: According to Cerulli, U.S. households had $99.8 trillion in net worth as of December 31, 2018, which has grown at a compounded annual growth rate of 9.0% over the five years ended December 31, 2018. As of December 31, 2018, advisers managed $19.9 trillion (approximately 20%) of this wealth, indicating ample runway for future growth of the financial advisory industry.

•

Investor demand for financial advisers is expanding: As investors have aged and their financial goals have become more complex, the demand for financial advice has expanded. According to Cerulli, demand for financial advice has increased from 35% to 39% from 2013 to 2019 measured by the percentage of investor households surveyed receiving assistance or direction from financial advisers relative to investor households self-managing their financial affairs.

•

Advisers are transitioning to an independent model, and we expect this trend to continue: The U.S. wealth management industry consists primarily of two types of channels, independent and traditional. We consider the “independent” channel to comprise registered investment advisers (“RIAs”), hybrid RIAs, independent broker-dealers and insurance broker-dealer advisers, and the “traditional” channel to comprise national and regional broker-dealers, bank broker-dealers and wirehouse advisers. According to Cerulli data and internal estimates of expected growth of the wealth management industry, from 2013 to 2018, independent channels have grown faster than traditional channels in terms of market share measured by assets, expanding by 7% annually at the expense of traditional channels. This trend is expected to continue, with independent assets forecasted to grow from $8.4 trillion in 2018 to $12.0 trillion in 2023, from 42% to 48% of total adviser-managed assets over the same period.

•

Shift from commissions to fee-based models: According to PriceMetrix, in 2018, advisers received over 60% of their total revenue from fees, which represented a record level relative to commissions. The long-term adviser trend towards a fiduciary standard of advice, catalyzed in part by the 2016 Department of Labor (“DOL”) rule (later vacated) that expanded the definition of “fiduciary investment advice” to include all financial professionals providing retirement advice, has helped drive this shift to a fee-based revenue model.

Note: Based on data from The State of Retail Wealth Management, PriceMetrix, 2016, 2017 and 2018.

•

Advisers are increasingly reliant on technology to remain price competitive and achieve scale while serving evolving client needs: Individual investors are increasingly turning to independent financial advisers for their wealth management and investment needs. From 2013 to 2017, the average number of investors served by an RIA adviser increased by 20% according to Fidelity. Advisers are increasingly relying on technology to meet the needs of an expanding client base while continuing to scale their advisory businesses, as indicated by a 24% increase in the average number of software solutions used by advisers from 2013 to 2017, according to the 2017 InvestmentNews Adviser Technology Study. Investor preferences for service models delivered via mobile applications and online portals are also increasing advisers’ focus on the quality of their technology. 61% of investors surveyed recently stated that they prefer an advice model that combines human and digital elements to one that is either purely digital or limited to direct interaction with an adviser, according to the Fidelity 2017 Digital Advisor Adoption Study Update.

•

Advisers are rapidly expanding their use of model portfolios: Advisers are increasingly choosing to outsource key components of the asset management aspect of their role as financial advisers, including the choice of investment manager. As such, the use of model portfolios (which we define as mutual fund advisory, ETF advisory, unified managed account and separate account assets) among financial advisers grew at a compounded annual growth rate of 11% from 2013 to 2018, based on data from Cerulli and internal estimates.

Our offering is built around technology, investment solutions and expert support, positioning us to benefit from these trends. Combined with our scalable, fee-based platform and services that help advisers put investors’ needs first, we believe that these favorable industry trends will give us the opportunity to continue to gain market share. Our gains in market share since 2014 have been due largely to organic growth, an area on which we plan to continue to focus.

Our Offering and Business Model

AssetMark’s purpose

Our over 700 employees come to work focused on our mission: to make a difference in the lives of our advisers and the investors they serve. Our mission is guided by a singular focus on successful outcomes for those investors. We strive to execute our mission through our stated corporate values of heart, integrity, excellence and respect, in everything that we do.

The AssetMark offering to advisers and the investors they serve

We provide independent financial advisers with an array of tools and services designed to streamline their workflow, help them develop and expand their businesses and provide goal-oriented investment solutions. We believe that the quality of our offering, coupled with our deep relationships with our advisers, has generated significant adviser satisfaction, as measured by our exceptional Net Promoter Score (“NPS”) of 59 as of June 30, 2019. Our offering is defined by solutions in three focus areas:

•

Fully integrated technology platform: Independent financial advisers and their teams are faced with a multitude of marketing, administrative and business management tasks. We offer a compelling technology suite that fully integrates leading third-party technology solutions with our core proprietary technology and helps advisers perform these tasks. Our solution helps advisers streamline their operations while providing a superior experience for their staff and clients. The combined capabilities of our technology platform support advisers throughout the investor life cycle, from initial prospecting and onboarding through ongoing service and reporting, and replace a complex array of technologies with a single, streamlined solution. With less time spent navigating multiple systems and technologies, advisers are able to focus on enhancing productivity. As advisers come to rely on our integrated platform, it becomes integral to their daily practices. This reliance, in conjunction with high adviser satisfaction due to our platform’s ability to optimize adviser workflow, has contributed to our strong growth in assets and net flows.

We are dedicated to innovation and strive to continually improve our offering through the development of new tools and services. From January 1, 2015 to December 31, 2019, we invested $190 million in technology development and our dedicated technology team, and we have a proven track record of delivering innovative solutions that deepen our advisers’ offerings to their investor clients while also enhancing advisers’ scale. Recent innovations include a new portfolio construction and analysis tool that assists advisers in creating and monitoring investor portfolios, a streamlined account opening solution that reduces the time to onboard new accounts on our platform, a goals-based investor portal that serves as a hub for communications between advisers and their clients and a fully automated digital advice tool that connects our advisers with their clients.

•

Personalized and scalable adviser service: Providing advisers access to high-quality service is a critical component of our value proposition. We develop deep, multi-level relationships with advisers’ firms, helping to ensure that, at all levels, advisers and their teams are connected with AssetMark. We tailor our services to the size of the adviser, allowing us to provide high service levels to a wide-range of adviser business sizes while also maintaining our operating leverage.

The “Regional Consultant” is the centerpiece of an adviser’s relationship with AssetMark. Our highly experienced Regional Consultants ensure that advisers can draw from a wide array of resources and institutional knowledge as they build and grow their businesses. These professionals are the single point of contact for the adviser and bring in expertise to help the adviser grow and compete. As of December 31, 2019, our Regional Consultants in the field and phone-based consultants served approximately 7,900 advisers. Depending on the adviser’s business needs, our consultants introduce advisers to investment experts, business development professionals, retirement consultants and business consultants who can help the adviser reach his or her goals. For example, investment experts provide advisers with insights into portfolio construction and how specific investments help investors reach their goals, and our team of business consultants helps advisers build more efficient and scalable businesses. This relationship model provides each adviser with a trusted colleague whom the adviser can contact with questions and who can provide access to an array of specialty resources. The value our clients place on our sales model is reflected in our high Sales NPS of 66 as of June 30, 2019.

The “Relationship Manager” is at the heart of the back-office professional’s relationship with us. Our Relationship Managers work to ensure operational activity is accurately executed and seek to promptly resolve any issues investors may encounter. We feature high-touch, accurate and rapid client servicing from dedicated teams who strive to enhance the responsiveness of the adviser’s back office. In addition, our Relationship Managers provide productivity and client-service best practices, gained through deep industry experience, to the adviser’s back office teams. Like our Regional Consultants, our Relationship Managers are go-to resources for our advisers and their offices. Depending on the size of the office, we offer a range of service models. Our largest advisers receive support from a dedicated Relationship Manager, while smaller offices are served by a centralized team of professionals. Our service model is highly valued by advisers of all sizes, as demonstrated by our high Service NPS of 64 as of June 30, 2019. Further, approximately 80% of those advisers who were identified as promoters of our services in the NPS surveys from June 30, 2019 selected service as a key reason for their high satisfaction with us.

•

Curated investment solutions: Financial planning is the core competency and value proposition for most wealth managers. The various investment management functions that compose this role, such as formulating capital market assumptions, conducting manager due diligence, constructing portfolios and monitoring markets, managers and portfolios, can take time away from advisers’ ability to help their investors stay on track to reach their goals. As a result, many advisers outsource these activities to independent platforms like AssetMark.

We perform this challenging work for the adviser through our dedicated team of investment professionals who assess markets, conduct due diligence on asset managers and construct model portfolios for advisers to offer to their clients. We deliver these capabilities through a portfolio construction methodology that can be broadly described in three categories:

•	Core markets: Strategies that provide exposure to growth in domestic and global economies.
•	Tactical strategies: Supplemental equity strategies that can augment core performance or provide risk mitigation in periods of market decline.
•

Diversifying strategies: Equity alternative or bond and bond alternative strategies that offer lower volatility or lower correlation to help smooth portfolio performance or allow for greater equity exposure.

Our portfolios feature a wide range of investment vehicles including ETFs, mutual funds, equities, individual bonds and options strategies. In addition, we provide turnkey solutions for advisers who would prefer to fully outsource a selection of investments, and portfolio components and construction tools for advisers who would prefer to build or customize portfolios themselves using our curated list of strategists.

The AssetMark business model

To achieve our mission, we have built a business model that allows us to reinvest in our advisers’ and their clients’ success. Our business model has delivered a track record of attractive revenue growth and adjusted EBITDA margin expansion, both driven by strong fundamentals including:

•

Strong asset growth: We have experienced (1) platform asset growth from existing clients of approximately 43% from December 31, 2014 to December 31, 2019, (2) $20.1 billion in assets attracted from new advisers to the platform over the same period and (3) $7.3 billion in assets added to our platform through acquisitions of competitors over the same period, measured at the date of acquisition.

•

Recurring and resilient revenue model: In the year ended December 31, 2019, 99% of our total revenue was recurring in nature (based on revenue generated from assets that are under contract and not dependent on trading activity) and derived from either asset-based revenue or spread-based revenue from investor cash held at our proprietary custodian. In the year ended December 31, 2019, 90% of our total revenue was derived from asset-based revenue and 8% of our total revenue was derived from spread-based revenue. Since asset-based revenue is influenced by sector, asset class and market returns, while spread-based revenue is influenced by Federal Reserve movements and the amount of cash investors hold, our two sources of revenue are relatively uncorrelated, which has helped us establish a sustainable business model through various market fluctuations.

•

Attractive margin profile driven by a mix of proprietary and third-party solutions: Our open-architecture technology, investment solutions and custodial platform offer choice and superior capabilities for advisers. In addition, since we offer a balance of third-party and proprietary solutions, we capture incremental economics, which has led to enhanced margins. By offering proprietary solutions alongside third-party technology, asset management and custody solutions, we foster competition across our offering. This competition drives participants (including us) to improve their offerings or risk losing favor with advisers. Each solution competes on its own value proposition and merits, and we do not promote or advantage our proprietary offerings above those of third parties. Our trust company held approximately 70% of our platform assets, and our proprietary strategists served 21% of our platform assets, as of December 31, 2019, evidencing the strength of our proprietary offerings.

•

Consistently strong net flows: Because our platform offers an array of solutions to advisers and our technology is deeply integrated into advisers’ businesses, our net flows grew from $2.6 billion in 2015 to $5.4 billion in 2019, representing 10% and 12% of beginning platform assets, respectively. The decrease in our net flows from the year ended December 31, 2018 to the year ended December 31, 2019 was due to increased redemptions from GFPC’s adviser-managed business, which yielded nominal revenue to us.

•

Significant operating leverage: Our purpose-built platform and upfront investments in our business have positioned us to benefit from upside growth and continued scale with meaningful operating leverage, while continuing to deliver enhanced platform capabilities and solutions to advisers. Our net income margin decreased from 10.3% for the year ended December 31, 2018 to (0.1)% for the year ended December 31, 2019, primarily driven by non-cash share-based compensation expense as a result of the growth in the valuation of our business, non-recurring IPO and acquisition costs and interest expense under our Term Loan, as defined in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Although our net income margin has decreased, the power of the operating leverage in our model is most apparent from our ability to expand our adjusted EBITDA margin (defined as adjusted EBITDA divided by total revenue), which expanded from 24.5% for the year ended December 31, 2018 to 26.3% for the year ended December 31, 2019.

Our strengths

For more than 20 years, we have focused on providing solutions that enhance and simplify the lives of our advisers and the investors they serve. We believe that this approach distinguishes us from many of our competitors. The following strengths underpin our competitive advantage:

•

Our mission-driven, client-focused culture: We believe that our exceptional client-centric culture has driven our historical performance. The AssetMark team is dedicated to its mission of making a difference in the lives of advisers and investors through a culture that rests on our core pillars of heart, integrity, excellence and respect. We are also committed to helping advisers and the communities they serve. Through our Summer of Service and Community Inspiration Awards we seek to ensure that our firm’s and our advisers’ communities benefit from our charitable contributions. We believe that our focus on doing the right thing while also running a great business not only results in higher adviser loyalty and referrals, but also increases our employee tenure.

•

A deep understanding of fee-based, independent advisers: Our frequent, value-added interactions with our diverse group of advisers help us tailor offerings to meet their needs, at scale and in the context of their business opportunities and challenges. We also benefit from tracking and evaluating advisers’ extensive activity in our ecosystem. This allows us to create responsive service models, operational processes and solutions that help advisers reduce the time associated with administrative tasks. In addition, members of our community of advisers have access to each other’s best practices as well as data about their specific business activity, which helps our advisers grow their businesses and drives our extensive best practices library.

•

Proven ability to execute superior outsource solutions facilitated by a leading technology offering: We create outsource solutions that transform advisers’ businesses. We believe the transformation that we enable for the advisers on our platform is the result of our deeply integrated service model and robust, user-friendly technology, which together help advisers improve responsiveness to investors. Collectively, our outsource offerings optimize advisers’ time and, as a result, help improve investor outcomes.

•

We are a scale provider: We are an established leader as an outsource service provider for independent, fee-based financial advisers. Our scale and access enable us to establish favorable partnerships with technology and asset management institutions and provide attractive pricing for our advisers’ clients. In addition, scale allows us to consistently invest in our core offering of a fully integrated technology platform, personalized and scalable adviser service and curated investment solutions to address the evolving needs of investors and advisers. Our feature-rich technology solution scales to serve a broad-range of business sizes, from solo practices to ensemble firms. The scope and scale of our offering has made us an essential part of our advisers’ businesses, in turn making us the third largest outsource provider of the components of a managed account platform (known in the industry as a Turnkey Asset Management Program, or TAMP) in terms of platform assets as of September 30, 2019, according to WealthAdvisor’s 2020 America’s Best TAMPs report. As of September 30, 2019, our market share among U.S. TAMPs was 11%.

•

We are a disciplined acquirer: Growth through acquisition of small, subscale, outsource providers is a core competency of our business. Our value creation through acquisition is generated by purchase price discipline and our ability to grow relationships formed through these acquisitions. In 2014 and 2015, respectively, we acquired the platform assets of two firms that collectively added $3.5 billion in assets to our platform at the time of acquisition. On average, three years post-acquisition, these acquired assets had grown by 17% compounded annually. Subsequently, in April 2019, we closed our acquisition of Global Financial Private Capital for a cash purchase price of $35.9 million, which added another $3.8 billion in platform assets. In September 2019, we announced our agreement to acquire OBS Financial, which closed on February 29, 2020 and which added approximately $2.1 billion in platform assets.

Our Growth Strategy

•

Increase the adviser base: Through our marketing efforts and the outreach of our more than 100-person field force, we expect to continue building on our existing relationships with advisers and growing business from new relationships.

•

Expand share of wallet from existing adviser clients: According to our internal share of wallet study, as of March 31, 2019, we had approximately 33% of the total assets and 61% of the total advisory assets of our advisers with at least $5 million in positive net flows on our platform over the life of our relationship with them. We plan to work with existing advisers to add investment solutions to our platform that they otherwise obtain elsewhere. This work aims to help advisers further their operational efficiencies and improve their investor experience by shifting an increasing portion of their business to AssetMark.

•

Help advisers grow their businesses: Our turnkey, holistic platform and adviser engagement model are designed to help advisers grow and build sustainable businesses. We plan to continue to help advisers grow through our deep business consulting engagements and comprehensive platform support.

•

Expand our services to new segments: We are focused on introducing new products and enhancing services and capabilities in areas including cash management, business consulting and trading to further expand our reach into the RIA market, retirement services, bank trusts and the high-net-worth segment. We believe that these solutions will enhance our offering to existing advisers while also deepening and extending our relationships with high-growth segments of advisers.

•

Continue to pursue strategic transactions: We expect to continue to selectively pursue acquisitions that we believe will enhance the scale and operating leverage of our business. In addition, we may pursue acquisitions that expand the appeal of our offering to independent, fee-based advisers and the investors they serve.

Competition

We compete with a broad range of wealth management firms that offer services to independent investment advisers. The principal factors on which participants in our industry compete are: 1) technological capabilities, 2) consulting and back-office servicing and 3) investment solutions. We believe that we compete favorably on each of these factors.

Our competitors offer a variety of products and services that compete with one or more of the investment solutions and services provided through our platform. Our principal competitors include:

•

Other turnkey asset management platform providers: Most providers of turnkey asset management platforms typically provide financial advisers with one or more types of products and services, and vary in the number of choices offered in terms of custodians, technology features, investments and quality of service.

•

Independent broker-dealer proprietary wealth platforms: Many broker-dealers provide integrated proprietary wealth management platforms that offer an array of asset management solutions to their affiliated financial advisers.

•

Providers of specific service applications: Several of our competitors provide financial advisers with a product or service designed to address one or a limited number of specific needs, such as financial planning or performance reporting.

•

Adviser-built solutions: Some financial advisers have developed in-house solutions that overlap with some or all of the technology or services that we currently provide, including portfolio construction, portfolio analytics and model management.

While we anticipate that we will see increased competition and experience fee pressure, we believe that our technology platform, along with our personalized service and curated investment solutions, will continue to drive revenue expansion.

Available Information

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as amendments to those reports, available free of charge at our corporate website as soon as reasonably practicable after they have been filed with the U.S. Securities and Exchange Commission (the “SEC”). Our corporate website address is ir.assetmark.com. Information on or available through our website is not part of this Annual Report on Form 10-K. The SEC maintains a website that contains the materials we file with the SEC at www.sec.gov.

Item 1A. Risk Factors

Risks Related to Our Business and Operations

Our revenue may fluctuate from period to period, which could cause our share price to fluctuate.

Our revenue may fluctuate from period to period in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following events, as well as other factors described elsewhere in this Annual Report on Form 10-K:

•

a decline or slowdown of the growth in the value of financial market assets or changes in the mix of assets on our platform, which may reduce the value of our platform assets and therefore our revenue and cash flows;

•	a lowering of interest rates that will directly and proportionately impact our spread-based revenue;
•	significant fluctuations in securities prices affecting the value of assets on our platform, including as a result of public health concerns or epidemics such as the recent coronavirus outbreak;
•	negative public perception and reputation of the financial services industry, which would reduce demand for our investment solutions and services;
•	unanticipated acceleration of client investment preferences to lower-fee options;
•	downward pressure on fees we charge our investor clients, which would reduce our revenue;
•	changes in laws or regulations that could impact our ability to offer investment solutions and services;
•	failure to obtain new clients or retain existing clients on our platform, or changes in the mix of clients on our platform;
•	failure by our financial adviser clients to obtain new investor clients or retain their existing investor clients;
•	failure to adequately protect our proprietary technology and intellectual property rights;
•	reduction in the suite of investment solutions and services made available by third-party providers to existing clients;
•	reduction in fee percentage or total fees for future periods, which may have a delayed impact on our results given that our asset-based fees are billed to advisers in advance of each quarter;
•	changes in our pricing policies or the pricing policies of our competitors to which we have to adapt; or
•	general domestic and international economic and political conditions that may decrease investor demand for financial advisers or investment services.

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

We derive a significant portion of our revenue from asset-based fees. Individual advisers or their clients may seek to negotiate a lower asset-based fee percentage. In particular, recent trends in the broker-dealer industry towards zero-commission trading may make self-directed brokerage services comparatively less expensive, and therefore more attractive to investors, than investment adviser services, which could prompt our investment adviser clients to attempt to renegotiate the fees they pay to us. In addition, clients may elect to use products that generate lower revenue, which may result in lower total fees being paid to us. For example, one of our broker-dealer clients recently decided to limit its advisers’ access to certain of our retail share class strategies, which may cause these advisers to shift to lower-revenue products offered on our platform. If other broker-dealer clients similarly limit access to certain of our strategies such that advisers shift to our lower-revenue products, we may be required to shift our service offering towards lower-revenue products, which would lead to a decline in asset-based revenue. In addition, we recently announced plans to transition certain third-party mutual fund strategies from retail to institutional share classes, which have lower operating expense ratios than our retail share class mutual fund offerings. This transition, which we expect to take effect in June 2020, will result in a lower overall cost of investment, and we expect that it will negatively impact our revenue and net income. Further, as competition among financial advisers increases, financial advisers may be required to lower the fees they charge to their end investors, which could cause them to seek lower fee options on our platform or to more aggressively negotiate the fees we charge. Any reduction in asset-based fees could persist beyond the near term given the recurring quarterly nature of our asset-based fee arrangements. Any of these factors could result in a fluctuation or decline in our asset-based revenue, which would have a material adverse effect on our results of operations, financial condition or business.

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

Asset-based revenue makes up a significant portion of our revenue, representing 90% and 93% of our total revenue for the years ended December 31, 2019 and 2018, respectively. In addition, given our fee-based model, we expect that asset-based revenue will continue to account for a significant percentage of our total revenue in the future. Spread-based revenue accounted for 8% and 6% of our total revenue for the years ended December 31, 2019 and 2018, respectively. Significant fluctuations in securities prices, as well as recent and potential decreases in interest rates, may materially affect the value of the assets managed by our clients and may cause a decrease in our spread-based revenue. In particular, our spread-based revenue is directly correlated with changes in interest rates; for example, to the extent that interest rates in the U.S. approach or fall to zero, our spread-based revenue will similarly decline to those levels. Changes in interest rates may also influence financial adviser and investor decisions regarding whether to invest in, or maintain an investment in, one or more of our investment solutions. If such fluctuations in securities prices or decreases in interest rates were to lead to decreased investment in the securities markets, our revenue and earnings derived from asset-based and spread-based revenue could be simultaneously materially adversely affected.

We provide our investment solutions and services to the financial services industry. The financial markets, and in turn the financial services industry, are affected by many factors, such as U.S. and foreign economic and geopolitical conditions and general trends in business and finance that are beyond our control, and could be adversely affected by changes in the equity or debt marketplaces, unanticipated changes in currency exchange rates, interest rates, inflation rates, the yield curve, financial crises, war, terrorism, natural disasters, pandemics and outbreaks of disease or similar public health concerns such as the recent coronavirus outbreak and other factors that are difficult to predict. In the event that the U.S. or international financial markets suffer a severe or prolonged downturn, investments may lose value and investors may choose to withdraw assets from financial advisers and use the assets to pay expenses or transfer them to investments that they perceived to be more secure, such as bank deposits and Treasury securities. Any prolonged downturn in financial markets, or increased levels of asset withdrawals could have a material adverse effect on our results of operations, financial condition or business.

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

We may choose to grow our business in part through acquisitions, which could pose a number of risks to our operations. We may not be able to complete acquisitions, or integrate the operations, products, technologies or personnel gained through any such acquisition, such as our recent acquisitions of Global Financial Private Capital and OBS Financial, without a material adverse effect on our results of operations, financial condition or business. Assimilating the acquired businesses may divert significant management attention and financial resources from our other operations and could disrupt our ongoing business. We may have difficulty integrating the acquired operations, products, technologies or personnel, and may incur substantial unanticipated integration costs. Financing an acquisition could result in dilution from issuing equity securities or a weaker balance sheet from using cash or incurring debt. Any debt securities that we issue or credit agreements into which we enter to finance an acquisition may contain covenants that would restrict our operations, impair our ability to pay dividends or limit our ability to take advantage of other strategic opportunities. Further, we may fail to realize the potential cost savings or other financial benefits of the acquisition. In addition, acquisitions, including our recent acquisitions of Global Financial Private Capital and OBS Financial, may result in the loss of key employees or customers, particularly those of the acquired operations. Acquisitions, including our recent acquisitions of Global Financial Private Capital and OBS Financial, could further adversely affect our existing business relationships with third parties and/or cause us to incur regulatory, legal or other liabilities from the acquired businesses, including claims for infringement of intellectual property rights, for which we may not be indemnified in full or at all.

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

Our business relies heavily on computer equipment, electronic delivery systems and the Internet. Any failures, disruptions or other adverse impacts could result in reduced revenue and the loss of customers.

The success of our business depends upon our ability to deliver time-sensitive, up-to-date data and information. Our business relies heavily on computer equipment (including servers), electronic delivery systems and the Internet, but these technologies are vulnerable to disruptions, failures or slowdowns caused by fire, earthquake, power loss, telecommunications failure, terrorist attacks, wars, Internet failures, cyber-attacks and other events beyond our control. In addition to such vulnerabilities, there can be no assurance that the Internet’s infrastructure will continue to be able to support the demands placed on it by sustained growth in the number of users and amount of traffic and, to the extent that the Internet’s infrastructure is unable to support the demands placed on it, our business may be impacted. Similarly, the reduction in the growth of, or a decline in, broadband and Internet access poses a risk to us.

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

We serve financial advisers and their clients using third-party data centers and cloud services. While we have electronic access to the infrastructure and components of our platform that are hosted by third parties, we do not control the operation of these facilities. Consequently, we may be subject to service disruptions as well as failures to provide adequate support for reasons that are outside of our direct control. These data centers and cloud services are vulnerable to damage or interruption from a variety of sources, including earthquakes, floods, fires, power loss, system failures, cyber-attacks, physical or electronic break-ins, human error or interference (including by employees, former employees or contractors), and other catastrophic events, including regional or global health events such as the recent coronavirus outbreak. Our data centers may also be subject to local administrative actions, changes to legal or permitting requirements and litigation to stop, limit or delay operations. Despite precautions taken at these facilities, such as disaster recovery and business continuity arrangements, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in interruptions or delays in our services, impede our ability to scale our operations or have other adverse impacts upon our business.

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

We store extensive amounts of personal investment and financial information for consumers, including portfolio holdings, on our systems. We could be subject to liability if we were to inappropriately disclose any personal information or if third parties were able to penetrate our network security or otherwise access or misappropriate any personally identifiable information or portfolio holdings. Any such disclosure, security incident or breach could subject us to regulatory investigations and enforcement actions, the imposition of fines or other significant penalties and significant remediation costs, as well as claims for financial loss, impersonation or other similar fraud claims, claims under data protection laws, claims for other misuses of personal information, such as unauthorized marketing or unauthorized access to personal portfolio information, or indemnity claims by our clients for fines, penalties or other assessments arising from third-party claims. Further, any real or perceived defects, errors or vulnerabilities in our security systems could harm our reputation or otherwise adversely impact our business, financial position and results of operations.

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

We are exposed to data and cyber-security risks that could result in data breaches, service interruptions, harm to our reputation, protracted and costly litigation or significant liability.

In connection with the products and services that we provide, we collect, use, store, transmit and otherwise process certain confidential, proprietary and sensitive information, including the personal information of end-users, third-party service providers and employees. We rely on the efficient, uninterrupted and secure operation of complex information technology systems and networks to operate our business and securely store, transmit and otherwise process such information. In the normal course of business, we also share information with our service providers and other third parties. A failure to safeguard the integrity, confidentiality, availability and authenticity of personal information, client data and our proprietary data from cyber-attacks, unauthorized access, fraudulent activity (e.g., check “kiting” or fraud, wire fraud or other dishonest acts), data breaches and other security incidents that we, our third-party service providers or our clients may experience may lead to modification, destruction, loss of availability or theft of critical and sensitive data pertaining to us, our clients or other third parties. We have established a strategy designed to protect against threats and vulnerabilities containing preventive and detective controls including, but not limited to, firewalls, intrusion detection systems, computer forensics, vulnerability scanning, server hardening, penetration testing, anti-virus software, data leak prevention, encryption and centralized event correlation monitoring. Such protective measures, as well as additional measures that may be required to comply with rapidly evolving data privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations, have and will continue to create uncertainty and cause us to incur substantial expenses. Failure to timely upgrade or maintain computer systems, software and networks as necessary could also make us or our third-party service providers susceptible to breaches and unauthorized access and misuse. We may be required to expend significant additional resources to modify, investigate or remediate vulnerabilities or other exposures arising from data and cyber-security risks.

Improper access to our or our third-party service providers’ systems or databases could result in the theft, publication, deletion or modification of confidential, proprietary or sensitive information, including personal information. An actual or perceived breach of our security systems or those of our third-party service providers may require notification under applicable data privacy regulations or contractual obligations. The accidental or unauthorized access to or disclosure, loss, destruction, disablement, corruption or encryption of, use or misuse of or modification of our, our clients’ or other third parties’ confidential, proprietary or sensitive information, including personal information, by us or our third-party service providers could result in significant fines, penalties, orders, sanctions and proceedings or actions against us by governmental bodies and other regulatory authorities, customers or third parties, which could materially and adversely affect our business, financial condition and results of operations. Any such proceeding or action, and any related indemnification obligations, could damage our reputation, force us to incur significant expenses in defense of such proceeding or action, distract our management, increase our costs of doing business or result in the imposition of financial liability.

Despite our efforts to ensure the integrity, confidentiality, availability, and authenticity of our proprietary systems and information, it is possible that we may not be able to anticipate or to implement effective preventive measures against all cyber threats. No security solution, strategy, or measures can address all possible security threats or block all methods of penetrating a network or otherwise perpetrating a security incident. The risk of unauthorized circumvention of our security measures or those of our third-party providers, clients and partners has been heightened by advances in computer and software capabilities and the increasing sophistication of hackers, including those operating on behalf of nation-state actors, who employ complex techniques involving the theft or misuse of personal and financial information, counterfeiting, “phishing” or social engineering incidents, account takeover attacks, denial or degradation of service attacks, malware, fraudulent payment and identity theft. Because the techniques used by hackers change frequently and are increasingly complex and sophisticated, and new technologies may not be identified until they are launched against a target, we and our third-party service providers may be unable to anticipate these techniques or detect an incident, assess its severity or impact, react or appropriately respond in a timely manner or implement adequate preventative measures. Our systems are also subject to compromise from internal threats, such as theft, misuse, unauthorized access or other improper actions by employees, service provides and other third parties with otherwise legitimate access to our systems or databases. The latency of a compromise is often measured in months, but could be years, and we may not be able to detect a compromise in a timely manner.

Due to applicable laws and regulations or contractual obligations, we may also be held responsible for any failure or cybersecurity breaches attributed to our third-party service providers as they relate to the information we share with them. Although we generally have agreements relating to data privacy and security in place with our third-party service providers, they are limited in nature and we cannot guarantee that such agreements will prevent the accidental or unauthorized access to or disclosure, loss, destruction, disablement, corruption or encryption of, use or misuse of or modification of confidential, proprietary or sensitive information, including personal information, or enable us to obtain reimbursement from third-party service providers in the event we should suffer incidents resulting in accidental or unauthorized access to or disclosure, loss, destruction, disablement or encryption of, use or misuse of or modification of confidential, proprietary or sensitive information, including personal information. In addition, because we do not control our third-party service providers and our ability to monitor their data security is limited, we cannot ensure the security measures they take will be sufficient to protect confidential, proprietary or sensitive information (including personal information).

Regardless of whether a security incident or act of fraud involving our solutions is attributable to us or our third-party service providers, such an incident could, among other things, result in improper disclosure of information, harm our reputation and brand, reduce the demand for our products and services, lead to loss of client business or confidence in the effectiveness of our security measures, disrupt normal business operations or result in our systems or products and services being unavailable. In addition, such incidents may require us to spend material resources to investigate or correct the incident and to prevent future security incidents, expose us to uninsured liability, increase our risk of regulatory scrutiny, expose us to protracted and costly litigation, trigger indemnity obligations, result in damages for contract breach, divert the attention of management from the operation of our business and otherwise cause us to incur significant costs or liabilities, any of which could affect our financial condition, results of operations and reputation. Moreover, there could be public announcements regarding any such incidents and any steps we take to respond to or remediate such incidents, and if securities analysts or investors perceive these announcements to be negative, it could, among other things, have a substantial adverse effect on the price of our common stock. In addition, our remediation efforts may not be successful. Further, any adverse findings in security audits or examinations could result in reputational damage to us, which could reduce the use and acceptance of our solutions, cause our customers to cease doing business with us or have a significant adverse impact on our revenue and future growth prospects. Furthermore, even if not directed at us specifically, attacks on other financial institutions could disrupt the overall functioning of the financial system or lead to additional regulation and oversight by federal and state agencies, which could impose new and costly compliance obligations.

If we are not able to satisfy data protection, security, privacy and other government- and industry-specific requirements or regulations, our results of operations, financial condition or business could be harmed.

Personal privacy, data protection, information security and other regulations are significant issues in the United States. We are subject to a variety of laws and regulations that apply to our collection, use, retention, protection, disclosure, transfer and other processing of personal information, and our handling of personal data is regulated by the U.S. federal government and various state and local governments and regulatory agencies. In addition to such laws and regulations, we may also be subject to self-regulatory standards or other rules pertaining to information security and data protection proposed by privacy advocates, industry groups, other self-regulatory bodies or other information security or data protection-related organizations. These and other industry standards may legally or contractually apply to us, or we may elect to comply with such standards. Further, our contractual arrangements may also impose additional, or more stringent, obligations upon us relating to our collection, use, retention, protection, disclosure, transfer and other processing of personal, financial and other data.

The data protection landscape is rapidly evolving, and we expect that there will continue to be new proposed laws, regulations and industry standards, and changes to and in the interpretation of existing laws, regulations and standards, concerning privacy, data protection, information security and telecommunications services. Interpretation and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact such future laws, regulations and standards, or changes to and in the interpretation of existing laws, regulations and standards, may have on our business, but they may result in greater public scrutiny and escalated levels of enforcement and sanctions, increased compliance costs, increased liabilities, restrictions on our operations or other adverse impacts upon our business. For example, evolving and changing definitions of personal information and personal data, especially related to the classification of IP addresses, machine identification, location data and other information, may limit or inhibit our ability to operate or expand our business, including limiting the sharing of data.

Recently, the most rapid development in U.S. data privacy and security law has been at the state level. For example, on June 28, 2018, California enacted the California Consumer Privacy Act (the “CCPA”), which took effect on January 1, 2020. The CCPA increases privacy rights for California residents and imposes obligations on companies that process their personal information, including an obligation to provide certain new disclosures to such residents. Specifically, among other things, the CCPA creates new consumer rights, and imposes corresponding obligations on covered businesses, relating to the access to, deletion of and sharing of personal information collected by covered businesses, including California residents’ right to access and delete their personal information, opt out of certain sharing and sales of their personal information and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action is expected to increase the likelihood of, and risks associated with, data breach litigation. The CCPA was amended in September 2018 and November 2019, and further amendments may be enacted. It remains unclear how various provisions of the CCPA will be interpreted and enforced, and multiple states have enacted or expected to enact similar laws. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. The CCPA and other similar state laws may require us to modify our data processing practices and policies and may increase our compliance costs and potential liability. There is also discussion in Congress of a new comprehensive federal data protection and privacy law to which we likely would be subject if it is enacted.

Many statutory requirements include obligations for companies to notify individuals of security breaches involving certain personal information, which could result from breaches experienced by us or our third-party service providers. For example, laws in all 50 U.S. states require businesses to provide notice to customers whose personal information has been disclosed as a result of a data breach. These laws are not consistent, and compliance in the event of a widespread data breach is difficult and may be costly. Moreover, states have been frequently amending existing laws, requiring attention to changing regulatory requirements. In addition, we may be contractually required to notify clients, end-investors or other counterparties of a security breach. Although we may have contractual protections with our third-party service providers, any security breach, or actual or perceived non-compliance with privacy or security laws, regulations, standards, policies or contractual obligations, could harm our reputation and brand, expose us to potential liability and require us to expend significant resources on data security and in responding to any such incident or actual or perceived non-compliance. Any contractual protections we may have from our third-party service providers may not be sufficient to adequately protect us from any such liabilities and losses, and we may be unable to enforce any such contractual protections.

We make public statements about our use and disclosure of personal information through our privacy policy, information provided on our website and press statements. Although we endeavor to comply with our public statements and documentation, we may at times fail to do so or be alleged to have failed to do so. The publication of our privacy policy and other statements that provide promises and assurances about data privacy and security can subject us to potential government or legal action if they are found to be deceptive, unfair or misrepresentative of our actual practices. In addition, from time to time, concerns may be expressed about whether our products and services compromise the privacy of clients and others. Even the perception, whether or not valid, of privacy concerns or any failure by us to comply with our posted privacy policies or with any legal or regulatory requirements, standards, certifications or orders or other privacy or consumer protection-related laws and regulations applicable to us may harm our reputation, inhibit adoption of our products by current and future customers or adversely impact our ability to attract and retain workforce talent.

Given the complexity of operationalizing data privacy and security laws and regulations to which we are subject, the maturity level of proposed compliance frameworks and the relative lack of guidance in the interpretation of the numerous requirements of the data privacy and security laws and regulations to which we are subject, we may not be able to respond quickly or effectively to regulatory, legislative and other developments, and these changes may in turn impair our ability to offer our existing or planned products and services or increase our cost of doing business. Although we work to comply with applicable laws and regulations, industry standards, contractual obligations and other legal obligations, such laws, regulations, standards and obligations are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another. In addition, they may conflict with other requirements or legal obligations that apply to our business or the features and services that our adviser clients and their investor clients expect from our products and services. As such, we cannot assure ongoing compliance with all such laws, regulations, standards and obligations. Any failure, or perceived failure, by us to adequately address privacy and security concerns, even if unfounded, or to comply with applicable laws, regulations and standards, or with employee, client and other data privacy and data security requirements pursuant to contract and our stated privacy notice(s), could result in investigations or proceedings against us by data protection authorities, governmental entities or others, including class action privacy litigation in certain jurisdictions, which could subject us to fines, civil or criminal liability, public censure, claims for damages by customers and other affected individuals, damage to our reputation and loss of goodwill (in relation to both existing and prospective clients), or we could be required to fundamentally change our business activities and practices, which may not be possible in a commercially reasonable manner, or at all. Any or all of these consequences could have a material adverse effect on our operations, financial performance and business.

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

As of December 31, 2019, we had total indebtedness of $123.7 million. Our ability to make scheduled payments on or to refinance our indebtedness depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flow from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay acquisitions and capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis could harm our ability to incur additional indebtedness. In the absence of sufficient cash flows and capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our Credit Facility (as defined in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”) currently restricts our ability to dispose of assets and our use of the proceeds from such disposition. We may not be able to consummate those dispositions, and the proceeds of any such disposition may not be adequate to meet any debt service obligations then due. Any of these circumstances could adversely affect our results of operations, financial condition or business.

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

HTSC is listed on The Shanghai Stock Exchange and The Stock Exchange of Hong Kong Limited, and is therefore subject to the Rules Governing the Listing of Stocks on The Shanghai Stock Exchange (the “SSE Listing Rules”), and the Rules Governing the Listing of Securities on The Stock Exchange of Hong Kong Limited (the “HKEx Listing Rules”). Under the SSE Listing Rules and the HKEx Listing Rules, HTSC must obtain approval from its board of directors and/or shareholders for certain major transactions in which we, as a subsidiary of HTSC, engage, including the purchase or sale of assets, mergers and acquisitions, lending, leasing of assets, donation or acceptance of assets, debt restructuring, license agreements, research and development joint ventures, and related-

party transactions, the value of which exceeds certain financial thresholds established by the applicable listing rules. In addition, the HKEx Listing Rules require our controlling stockholder to obtain shareholder approval for (i) any issuance of shares by us that results in a reduction of HTSC’s equity interest in us in excess of a specified dilution threshold, (ii) the implementation of a share option scheme involving the issuance of new shares by us and (iii) any issuance of debt by us outside the ordinary course of our business.

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

Certain of our subsidiaries are registered as “investment advisers” with the SEC under the Investment Advisers Act of 1940 (as amended, the “Advisers Act”) and are regulated thereunder. In addition, many of our investment advisory services are conducted pursuant to the nonexclusive safe harbor from the definition of an “investment company” provided under Rule 3a-4 under the Investment Company Act of 1940 (as amended, the “1940 Act”). If Rule 3a-4 were to cease to be available, or if the SEC were to modify the rule or its interpretation of how the rule is applied, our business could be adversely affected. Certain of our registered investment adviser subsidiaries provide advice to mutual fund clients. Mutual funds are registered as “investment companies” under the 1940 Act. The Advisers Act and the 1940 Act, together with related regulations and interpretations of the SEC, impose numerous obligations and restrictions on investment advisers and mutual funds, including requirements relating to the safekeeping of client funds and securities, limitations on advertising, disclosure and reporting obligations, prohibitions on fraudulent activities, restrictions on transactions between an adviser and its clients, and between a mutual fund and its advisers and affiliates, and other detailed operating requirements, as well as general fiduciary obligations.

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

We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC or other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets around the world. In addition, we may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. For example, on June 5, 2019, the SEC voted to adopt a package of rulemakings and interpretations that (i) require broker-dealers to act in the “best interest” of retail customers when making a recommendation, without placing the financial or other interests of the broker-dealer ahead of the interest of the retail customer (“Reg BI”), (ii) require that broker-dealers and investment advisers deliver to retail investors a short-form disclosure document (Form CRS) describing the firm’s relationship with and duties to the customer, (iii) clarify the scope of the “solely incidental” exception to Advisers Act registration by brokers when providing investment advice and (iv) clarify the SEC’s views on the fiduciary duty that investment advisers owe to their clients. The compliance date for Reg BI and Form CRS is June 30, 2020. Many broker-dealers and investment advisers appear to be re-evaluating their business models in light of Reg BI and other similar regulatory changes, and any ultimate change to their business models may affect their desire or ability to use our services and may therefore adversely affect our business. Legislative or regulatory actions and any required changes to our business operations resulting from such legislation and regulations, as well as any deficiencies in our compliance with such legislation and regulation, could result in significant loss of revenue, limit our ability to pursue business opportunities in which we might otherwise consider engaging or otherwise adversely affect our businesses.

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

As required by the Advisers Act, the investment advisory agreements entered into by our investment adviser subsidiaries provide that an “assignment” of the agreement may not be made without the client’s consent. Under the 1940 Act, advisory agreements with registered funds provide that they terminate automatically upon “assignment” and the board of directors and the shareholders of the registered funds must approve a new agreement for advisory services to continue. Under both the Advisers Act and the 1940 Act, a change of ownership may constitute such an “assignment” if it is a change of control. For example, under certain circumstances, an assignment may be deemed to occur if a controlling block of voting securities is transferred, if any party acquires control, or, in certain circumstances, if a controlling party gives up control. Under the 1940 Act, a 25% voting interest is presumed to constitute control. HTSC, through its indirect subsidiary Huatai International Investment Holdings Limited (“HIIHL”), held a 70.3% voting interest in us as of December 31, 2019. An assignment or a change of control could be deemed to occur in the future if we, or one of our investment adviser subsidiaries, were to gain or lose a controlling person, or in other situations that may depend significantly on the facts and circumstances. In any such case we would seek to obtain the consent of our advisory clients, including any funds, to the assignment. Further, our U.S. broker-dealer subsidiary, AssetMark Brokerage, LLC, is a member of FINRA and subject to FINRA rules, which could impede or delay a change of control. FINRA’s Rule 1017 generally provides that FINRA approval must be obtained in connection with any transaction resulting in a single person or entity acquiring or controlling, directly or indirectly, 25% or more of a FINRA member firm’s or its parent company’s equity. If we fail to obtain such consents or approval, our results of operations, financial condition or business could be adversely affected.

Risks Related to Ownership of Our Common Stock

Control by our principal stockholder could adversely affect our other stockholders.

HTSC, through its indirect subsidiary HIIHL, owned approximately 70.3% of our outstanding shares of common stock as of December 31, 2019, and controls our management and affairs, including determining the outcome of matters requiring stockholder approval. So long as HTSC continues to own a significant amount of the outstanding shares of our common stock, even if such amount is less than a majority, HTSC will continue to be able to strongly influence or effectively control our decisions, including matters requiring approval by our stockholders (including the election of directors and the approval of mergers or other extraordinary transactions), regardless of whether or not other stockholders believe that the transaction is in their own best interests. Such concentration of voting power could also have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

The market price of our common stock may be highly volatile and may fluctuate or decline substantially as a result of a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. In addition, the limited public float of our common stock tends to increase the volatility of its trading price, in particular during times of high volatility in the broader stock market. Factors that could cause fluctuations in the market price of our common stock include the following:

•	market conditions in the broader stock market in general, or in our industry in particular;
•	actual or anticipated fluctuations in our quarterly financial and operating results;
•	introduction of new products and services by us or our competitors;
•	issuance of new or changed securities analysts’ reports or recommendations;
•	sales of large blocks of our stock by our controlling stockholder or the perception that our controlling stockholder will sell our stock;
•	additions or departures of key personnel;
•	regulatory developments; litigation and governmental investigations; and
•	economic, political and geopolitical conditions or events, including public health concerns or epidemics such as the recent coronavirus outbreak.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that sales may have on the prevailing price of our common stock.

Specifically, HIIHL, the holder of 50,873,799 shares of our common stock, has the right, subject to certain exceptions and conditions, to require us to register its shares of common stock under the Securities Act and to participate in future registrations of securities by us. Registration of any of these outstanding shares of common stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the applicable registration statement. In addition, the shares of our common stock already issued to employees or reserved for future issuance under our 2019 Equity Incentive Plan will become eligible for sale in the public market once such shares are issued, subject to various vesting arrangements and Rule 144, as applicable. A total of 4,887,691 shares of common stock have been reserved for issuance under our 2019 Equity Incentive Plan.

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

As a public company, we are subject to various regulatory requirements, including those of the SEC and the NYSE. These requirements relate to, among other matters, record keeping, financial reporting and corporate governance. Our management team has limited experience in managing a public company, and our internal infrastructure may not be adequate to support our increased regulatory obligations. Further, we may be unable to hire, train or retain necessary staff and may initially be reliant on engaging outside consultants or professionals to overcome our lack of experience. Our business could be adversely affected if our internal infrastructure is inadequate, we are unable to engage outside consultants or are otherwise unable to fulfill our public company obligations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters are located in Concord, California and consist of approximately 96,944 square feet of leased space. Our lease on this space expires on August 31, 2028. We lease an additional combined 117,131 square feet of office space in Phoenix, Arizona; Chicago, Illinois; State College, Pennsylvania; Encino, California; Atlanta, Georgia; Sarasota, Florida and Perrysburg, Ohio. We believe that our headquarters and other offices are adequate for our immediate needs and that additional or substitute space is available if needed to accommodate growth and expansion.

Item 3. Legal Proceedings

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock has been listed on the New York Stock Exchange under the symbol “AMK” since July 18, 2019. Prior to that date, no public trading market for our common stock existed.

Holders

As of February 29, 2019, there were 66 holders of record of our common stock. The actual number of stockholders is greater than the total number of record holders because it includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividend Policy

In the fourth quarter of 2018, we made a one-time cash distribution to AssetMark Holdings LLC, in the amount of $234 million, consisting of a $75 million dividend payment and a $159 million return of capital. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our common stock in the foreseeable future. Any future determinations relating to our dividends and earning retention policies will be made at the discretion of our board of directors, who will review such policies from time to time in light of our earnings, cash flow generation, financial position, results of operations, the terms of our indebtedness and other contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant. The terms of our debt agreements limit our ability to pay dividends on our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required under the relevant sections of this Item is incorporated by reference to the definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2019 pursuant to Regulation 14A.

Use of Proceeds from Initial Public Offering of Common Stock

On July 22, 2019, we closed our initial public offering (our “IPO”), in which we sold 6,250,000 shares of common stock and the selling stockholder sold 8,125,000 shares of common stock (including shares sold in connection with the full exercise of the underwriters’ option to purchase additional shares) at a price to the public of $22.00 per share. The offer and sale of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-232312). We received net proceeds of $124.1 million from the IPO. We used the net proceeds to us from the IPO, together with cash on hand, to pay down approximately $125 million of indebtedness under our Term Loan. Such use of proceeds was in accordance with, and there was no material change from, our intended use of proceeds as described in our final prospectus dated July 17, 2019 filed with the SEC pursuant to Rule 424(b) of the Securities Act.

Stock Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of AssetMark under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Russell 2000 Index and Dow Jones U.S. Financials Index. The graph assumes $100 was invested in our common stock at market close on July 18, 2019, which was our initial trading day. Data for the Russell 2000 Index and Dow Jones U.S. Financials Index assumes a reinvestment of dividends. The offering price of our common stock in our IPO, which had a closing stock price of $27.04 on July 18, 2019, was $22.00 per share.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

	7/18/2019	8/30/2019	9/30/2019	10/31/2019	11/30/2019	12/31/2019
AssetMark	$100.00	$104.29	$96.34	$101.48	$92.57	$107.32
Russell 2000 Index	100.00	96.09	97.93	100.44	104.43	107.25
Dow Jones U.S. Financials Index	100.00	97.92	100.57	102.35	105.72	107.68

Unregistered Sales of Equity Securities

Class C Unit Issuances

On January 18, 2019, AssetMark Holdings LLC granted to seven of our employees an aggregate of 120.02 Class C Common Units in AssetMark Holdings LLC. All such grants were made pursuant to those certain Service Member Unit Issuance Agreements by and between AssetMark Holdings LLC and each such director, executive officer or service provider.

Restricted Stock Awards

Prior to the liquidation and dissolution of AssetMark Holdings LLC, and in connection with our IPO, the executive officers of AssetMark Holdings held Class C common units of AssetMark Holdings, which were intended to be treated as profits interests. Immediately following the pricing of the IPO on July 17, 2019, AssetMark Holdings LLC liquidated and dissolved and distributed shares of our common stock to its members, including an aggregate number of restricted stock awards (“RSAs”) equal to 6,309,049 shares of our common stock to the 64 holders of the Class C common units of AssetMark Holdings LLC. All such distributions were pursuant to Restricted Stock Award Agreements by and between us and each such executive officer.

The sales, offers and issuances of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering, Section 3(a)(9) of the Securities Act as exchange transactions involving securities exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given for soliciting such exchange, or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering under compensatory benefit plans and contracts relating to compensation. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the securities issued in these transactions.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data of AssetMark Financial Holdings, Inc. should be read in conjunction with, and are qualified by reference to, the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The consolidated statements of income data for the years ended December 31, 2019, 2018 and 2017 and the consolidated balance sheet data as of December 31, 2019, 2018 and 2017 are derived from, and qualified by reference to, the audited consolidated financial statements of AssetMark Financial Holdings, Inc. included elsewhere in this Annual Report on Form 10-K and should be read in conjunction with those consolidated financial statements and notes thereto. Results for historical periods may not be indicative of results expected for future periods.

	Year Ended December 31,
(in thousands)	2019	2018	2017
Consolidated statements of income data:
Asset-based revenue	$377,718	$338,031	$282,966
Spread-based revenue	34,586	20,403	10,430
Other revenue	5,632	5,200	2,121
Total revenue	417,936	363,634	295,517
Asset-based expenses	125,985	116,763	98,401
Spread-based expenses	5,014	1,671	976
Employee compensation	154,999	107,091	105,413
General and operating expenses	58,028	45,383	38,781
Professional fees	14,084	10,139	9,622
Depreciation and amortization	30,356	26,104	22,981
Total operating expenses	388,466	307,151	276,174
Other income	(1,089)	—	—
Interest expense	12,269	1,920	—
Other expense	3,385	—	—
Income before income taxes	14,905	54,563	19,343
Provision for (benefit from) income taxes	15,325	17,137	(79,635)
Net income (loss)	(420)	37,426	98,978
Net income (loss) per share, basic and diluted	$(0.01)	$0.57	$1.50
Other data:
Capital expenditures	$22,496	$17,414	$15,652
Net cash provided by operating activities	55,083	61,662	45,612
Net cash used in investing activities	(59,914)	(17,714)	(15,652)
Net cash provided by (used in) financing activities	$(2,182)	$11,259	$—

	As of December 31,
(in thousands)	2019	2018	2017
Consolidated balance sheet data:
Cash and cash equivalents	$96,341	$105,354	$50,147
Working capital(1)	91,277	77,521	20,091
Total assets	1,188,960	1,147,275	1,097,741
Total liabilities	330,099	448,264	211,783
Stockholders’ equity	858,861	699,011	885,958

(1)	Current assets less current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes thereto and the other financial information included in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our fiscal year ends on December 31 each year.

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

•	We successfully completed our IPO on July 22, 2019 and raised $124.1 million after deducting underwriting discounts and commissions and offering costs payable by us.
•

We used the aggregate net proceeds to us from the IPO, together with cash on hand, to pay down $125 million of our outstanding indebtedness. On August 6, 2019, Moody’s upgraded our debt rating to Ba2 from B1, while S&P affirmed our BB+ rating.

Financial Highlights

•	Total revenue for the year ended December 31, 2019 was $417.9 million, up $54.3 million, or 14.9%, from $363.6 million for the year ended December 31, 2018.
•

Net loss for the year ended December 31, 2019 was $0.4 million, or $(0.01) per share, compared to net income of $37.4 million, or $0.57 per share, for the year ended December 31, 2018. This decrease was primarily due to (i) a $29.6 million increase in share-based compensation as a result of the growth in the valuation of our business and our issuance of RSAs immediately following the pricing of our IPO, (ii) a $14.2 million increase in non-recurring costs related to IPO readiness and the GFPC acquisition and integration and (iii) a $10.3 million increase in interest expense incurred in the year ended December 31, 2019 related to our Term Loan.

•

Adjusted net income for the year ended December 31, 2019 was $66.1 million, compared to $60.8 million for the year ended December 31, 2018. For a reconciliation of net income, the most directly comparable GAAP financial measure, to adjusted net income, see the section titled “—Key Operating Metrics—Non-GAAP Financial Metrics—Adjusted Net Income.”

•

Adjusted EBITDA for the year ended December 31, 2019 was $109.9 million, up $21.0 million, or 23.6%, from $88.9 million in the year ended December 31, 2018. For a reconciliation of net income, the most directly comparable GAAP financial measure, to adjusted EBITDA, see the section titled “—Key Operating Metrics—Non-GAAP Financial Metrics—Adjusted EBITDA.”

Asset and Adviser Growth Trends

•	Platform assets were $61.6 billion as of December 31, 2019, up 37.3% from $44.9 billion as of December 31, 2018.
•	We had 2,230 engaged advisers on our platform as of December 31, 2019, up 21.4% from 1,837 as of December 31, 2018.

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

Increase of New Financial Advisers on Our Platform

Within the wealth management industry, the percentage of assets served by independent financial advisers is forecasted to grow from 42% in 2018 to 48% in 2023, based on our internal estimates and Cerulli data on expected industry growth. We seek to capitalize on this trend and attract new financial advisers to our platform by continuing to invest in our technology platform, sales and service standards and curated investment offering. Our annual cohort of new producing advisers grew 63% from 548 new producing advisers in 2014 to 894 in 2019. Our business will depend in part on our ability to continue to attract new advisers to our platform.

Technology Development

We invested $190 million in the development of our technology and our dedicated technology team from January 1, 2015 to December 31, 2019. We intend to continue to invest in our technology platform to address the needs of financial advisers and their investors. Our revenue growth will depend, in part, on our ability to continue to launch new offerings and deliver solutions to financial advisers efficiently. While these investments may delay or reduce our profitability, we believe they will enable us to grow our revenue meaningfully in the long term.

Investments in Growth

We have made and expect to continue to make substantial investments across our business, including those related to increasing our total employee base, to support our continued growth. We intend to continue to expand our sales capacity and further improve sales productivity to drive additional revenue and support the growth of our client base. We may incur increased general and administrative expenses to support our growth and operations. Our results of operations will depend in part on our ability to continue to manage such expenses, as well as on the effectiveness of our investments. We expect to continue managing such expenses and investments to support expansion of our adjusted EBITDA margin.

Competition

We compete with a broad range of wealth management firms that offer services to independent investment advisers. Our competitive landscape is defined by three primary factors: 1) technological capabilities, 2) consulting and back-office servicing and 3) investment solutions. We may compete on these factors based on products, services or fees. While we anticipate that we will see increased competition and experience fee pressure, we believe that our technology platform, along with our personalized service and curated investment solutions, will continue to drive revenue expansion.

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

Acquisitions

Our ability to pursue and execute strategic transactions may impact our assets and revenue. From 2014 to 2019, we acquired the platform assets of three firms, which collectively have added $7.3 billion in assets. In September 2019, we announced our agreement to acquire OBS Financial, which closed on February 29, 2020 and which added approximately $2.1 billion in platform assets. We expect to continue to selectively seek acquisitions that will enhance our scale, operating leverage and capabilities to further deepen our offering to advisers and investors.

Initial Public Offering

On July 22, 2019, we completed our IPO, in which we issued and sold 6,250,000 shares of our common stock, and the selling stockholder sold 8,125,000 shares of our common stock (including shares sold in connection with the full exercise of the underwriters’ option to purchase additional shares), at a price to the public of $22.00 per share. We received aggregate net proceeds of $124.1 million from the IPO after deducting underwriting discounts and commissions and offering expenses payable by us. We used the aggregate net proceeds to us, together with cash on hand, to pay down approximately $125 million of our indebtedness under the Term Loan.

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

Key metrics for the fiscal years ended December 31, 2019, 2018 and 2017 include the following:

	Year Ended December 31,
	2019	2018	2017
Operational metrics:
Platform assets (at period-beginning) (millions of dollars)	$44,855	$42,385	$32,251
Net flows (millions of dollars)	5,389	5,916	5,863
Market impact net of fees (millions of dollars)	7,575	(3,446)	4,271
Acquisition impact (millions of dollars)	3,789	—	—
Platform assets (at period-end) (millions of dollars)	$61,608	$44,855	$42,385
Net flows lift (% of beginning-of-year platform assets)	12.0%	14.0%	18.2%
Advisers (at period-end)	7,958	7,573	7,183
Engaged advisers (at period-end)	2,230	1,837	1,743
Assets from engaged advisers (at period-end) (millions of dollars)	$54,853	$38,495	$36,372
Households (at period-end)	162,225	133,947	114,377
New producing advisers	894	910	911
Production lift from existing advisers (annualized %)	24.4%	22.1%	27.6%
Assets in custody at ATC (at period-end) (millions of dollars)	$43,393	$31,767	$28,422
ATC client cash (at period-end) (millions of dollars)	$1,876	$1,612	$1,146
Financial metrics:
Total revenue (millions of dollars)	$418	$364	$296
Net income (loss) (millions of dollars)	$(0.4)	$37.4	$99.0
Net income (loss) margin (%)	(0.1)%	10.3%	33.5%
Capital expenditure (millions of dollars)	$22.5	$17.4	$15.7
Non-GAAP financial metrics:
Adjusted EBITDA (millions of dollars)	$109.9	$88.9	$58.9
Adjusted EBITDA margin (%)	26.3%	24.5%	19.9%
Adjusted net income (millions of dollars)	$66.1	$60.8	$34.3

Platform Assets

We believe that the amount of assets on our platform is an important indicator of the strength and growth of our business, our increased customer footprint and the market acceptance of our platform. We define platform assets as all assets on the AssetMark platform, whether these are assets for which we provide advisory services, referred to as regulatory assets under management (“AUM”), or non-advisory assets under administration, assets held in cash accounts or otherwise not managed (collectively, “Other Assets”). There is generally no material economic difference to our financial results whether assets are considered AUM or Other Assets. We view our platform assets as reflective of our revenue growth and potential for future growth. We had platform assets of $61,608 million, $44,855 million and $42,385 million as of December 31, 2019, 2018 and 2017, respectively. Our regulatory AUM totaled $38,785 million, $29,959 million and $28,303 million as of December 31, 2019, 2018 and 2017, respectively. We intend to continue growing our platform assets with enhancements to our technology, services and investment solutions. We expect the growth in our platform assets will remain a significant indicator of our business momentum and results of operations as existing advisers and new advisers realize the benefits of our platform. Our platform assets in any period may continue to fluctuate as a result of several factors, including our adviser satisfaction with the functionality, features, performance or pricing of our offering, overall fluctuations in the securities markets and other factors, a number of which are beyond our control.

The following table provides information regarding the degree to which production, redemptions, net flows and changes in the market value of existing assets contributed to changes in assets on our platform in the periods indicated.

	Year Ended December 31,
(in millions of dollars)	2019	2018	2017
Beginning platform assets	$44,855	$42,385	$32,251
Production	13,181	10,843	10,399
Redemptions	(7,792)	(4,927)	(4,536)
Net flows	5,389	5,916	5,863
Market impact net of fees	7,575	(3,446)	4,271
Acquisition impact	3,789	—	—
Ending platform assets	$61,608	$44,855	$42,385

Net Flows, Market Impact Net of Fees and Acquisition Impact

The changes in our platform assets from period to period are primarily driven by the amount of new assets that are added to existing and new client accounts, which we refer to as production, and the amount of assets that are withdrawn from client accounts, which we refer to as redemption. We refer to the difference between production and redemption as net flows. Positive net flows indicate that the amount of assets added to client accounts exceeds the amount of assets that have been terminated or withdrawn from client accounts. The decrease in net flows from the year ended December 31, 2018 to the year ended December 31, 2019 was due to increased redemptions from GFPC’s adviser-managed business, which yielded nominal revenue to us. In addition to net flows, the change in the market value of investments held in client accounts between the beginning and end of a period, which we define as market impact, also influences platform assets. For each period, we show the market impact on platform assets net of the fees paid to financial advisers, AssetMark custodians and certain fees embedded in investment vehicles. Further, acquisition impact refers to the amount of assets added to our platform through acquisitions.

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

Production Lift from Existing Advisers (Annualized)

Existing advisers for a given period are defined as those who had invested client assets on our platform as of the beginning of the period. Production lift from existing advisers for a given period is calculated by dividing production (the amount of new assets that are added to client accounts) attributable to existing advisers (excluding GFPC advisers) for such period by platform assets as of the beginning of such period and annualizing the result. This metric represents both the organic growth of these advisers as well as any incremental share of wallet of the adviser’s business that is added to our platform on an annualized basis. We previously disclosed described production lift from existing advisers as a year-to-date metric, despite calculating the metric on an annualized basis. As such, we have revised the description of this metric to match our calculations.

Assets in Custody at ATC (at Period-End)

Assets in custody at ATC represents platform assets that are in custody at AssetMark Trust Company (“ATC”).

ATC Client Cash (at Period-End)

In general, all accounts with ATC are required to have cash at a minimum level ranging from of 1.5% to 5% of invested assets. In addition to this minimum amount, strategists and advisers have the discretion to hold additional invested assets in cash. We refer to the aggregate amount of cash held at ATC as ATC client cash. As of December 31, 2019, 2018 and 2017, ATC client cash accounted for 4%, 5% and 4%, respectively, of the total assets in custody at ATC. As of December 31, 2019, 2018 and 2017, 99%, 86% and 85%, respectively, of the ATC client cash was placed with the ATC-insured cash deposit program and was the primary source of spread-based revenue for our business.

Total Revenue

Total revenue includes all revenue that we recognize, including asset-based revenue, spread-based revenue and other revenue. We recently announced plans to transition certain of our third-party mutual fund strategies from retail to institutional share classes, which have lower operating expense ratios than our retail share class mutual fund offerings. This transition, which we expect to take effect in June 2020, will result in a lower overall cost of investment, and we expect that it will negatively impact our total revenue.

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

Set forth below is a reconciliation from net income (loss) and net income (loss) margin, the most directly comparable GAAP financial measures, to adjusted EBITDA and adjusted EBITDA margin for the fiscal years ended December 31, 2019, 2018 and 2017.

	Year Ended December 31,			Year Ended December 31,
(in thousands except for percentages)	2019	2018	2017	2019	2018	2017
Net income (loss)	$(420)	$37,426	$98,978	(0.1)%	10.3%	33.5%
Provision for (benefit from) income taxes	15,325	17,137	(79,635)	3.6%	4.7%	(26.9)%
Interest income (loss)	(2,510)	(2,433)	(268)	(0.6)%	(0.7)%	(0.1)%
Interest expense	12,269	1,920	—	2.9%	0.6%	—
Amortization/depreciation	30,356	26,104	22,981	7.3%	7.2%	7.8%
EBITDA	$55,020	$80,154	$42,056	13.1%	22.1%	14.3%
Share-based compensation(1)	36,202	6,568	6,920	8.7%	1.8%	2.3%
IPO readiness(2)	3,323	1,182	—	0.8%	0.3%	—
Reorganization and integration costs(3)	1,655	1,041	3,266	0.4%	0.3%	1.1%
Acquisition expenses(4)	11,392	—	1,339	2.8%	—	0.4%
Debt acquisition cost write-down(5)	2,296	—	—	0.5%	—	—
Strategic initiatives(6)	—	—	2,026	—	—	0.7%
Settlement costs related to a non-routine legal dispute(7)	—	—	2,000	—	—	0.7%
Retention bonus related to our 2016 sale to HTSC(8)	—	—	1,215	—	—	0.4%
Transition services payment for 2015 acquisition(9)	—	—	57	—	—	—
Adjusted EBITDA	$109,888	$88,945	$58,879	26.3%	24.5%	19.9%
(1)

“Share-based compensation” represents granted share-based compensation in the form of Class C Common Units (which are incentive units) of AssetMark Holdings LLC, our former parent company, and RSA, restricted stock unit and stock option grants by us to certain of our directors and employees. Although this expense occurred in each measurement period, we have added the expense back in our calculation of adjusted EBITDA because of its noncash impact.

(2)

“IPO readiness” includes professional fees related to our preparation for becoming a public company. These expenses primarily include services for financial and human resources systems implementation, executive compensation assessments and other consulting services. Although these expenses occurred in both 2018 and 2019, these expenses are nonrecurring as they are limited to our public-company readiness preparation and do not include ongoing public-company compliance costs.

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

(4)	“Acquisition expenses” includes employee severance, transition and retention expenses, duplicative general and administrative expenses and other professional fees related to acquisitions.

(5)

“Debt acquisition cost write-down” represents capitalized debt issuance costs extinguished due to the partial repayment of $125 million of the Company’s outstanding indebtedness under the Term Loan. The repayment was considered a substantial modification and the debt was considered partially extinguished.

(6)

“Strategic initiatives” includes costs related to one-time investments for exploratory work regarding potential business opportunities in 2017. These strategic initiatives were part of the initial strategic review performed by HTSC in late 2016. These costs included research into such areas as RIA expansion, international products, retirement products and cash solutions. Such costs were non-recurring.

(7)	“Settlement costs related to a non-routine legal dispute” are costs related to the settlement of an unusual legal dispute with a technology vendor. We consider the settlement nonrecurring.

(8)

“Retention bonus related to our 2016 sale to HTSC” includes retention incentives paid to certain of our directors as an incentive to retain their services after HTSC acquired our company in 2016. This expense was a one-time incentive provided by HTSC to such directors.

(9)	“Transition services payment for 2015 acquisition” represents a 2017 expense related to a final payment pursuant to a one-time transition services agreement and is therefore nonrecurring.

Set forth below is a summary of the adjustments involved in the reconciliation from net income (loss) and net income (loss) margin, the most directly comparable GAAP financial measures, to adjusted EBITDA and adjusted EBITDA margin for the fiscal years ended December 31, 2019, 2018 and 2017, broken out by compensation and non-compensation expenses.

	Year Ended December 31, 2019			Year Ended December 31, 2018			Year Ended December 31, 2017
(in thousands)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Share-based compensation(1)	$36,202	—	$36,202	$6,568	—	$6,568	$6,920	—	$6,920
IPO readiness(2)	—	$3,323	3,323	158	$1,024	1,182	—	—	—
Reorganization and integration costs(3)	1,369	286	1,655	891	150	1,041	2,576	$690	3,266
Acquisition expenses(4)	4,874	6,518	11,392	—	—	—	3	1,336	1,339
Debt acquisition cost write-down(5)	—	2,296	2,296	—	—	—	—	—	—
Strategic initiatives(6)	—	—	—	—	—	—	890	1,136	2,026
Settlement costs related to a non-routine legal dispute(7)	—	—	—	—	—	—	—	2,000	2,000
Retention bonus related to our 2016 sale to HTSC(8)	—	—	—	—	—	—	1,215	—	1,215
Transition services payment for 2015 acquisition(9)	—	—	—	—	—	—	—	57	57
Total adjustments to adjusted EBITDA	$42,445	$12,423	$54,868	$7,617	$1,174	$8,791	$11,604	$5,219	$16,823

	Year Ended December 31, 2019			Year Ended December 31, 2018			Year Ended December 31, 2017
(in percentages)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Share-based compensation(1)	8.7%	—	8.7%	1.8%	—	1.8%	2.3%	—	2.3%
IPO readiness(2)	—	0.8%	0.8%	—	0.3%	0.3%	—	—	—
Reorganization and integration costs(3)	0.3%	0.1%	0.4%	0.3%	—	0.3%	0.9%	0.2%	1.1%
Acquisition expenses(4)	1.2%	1.6%	2.8%	—	—	—	—	0.4%	0.4%
Debt acquisition cost write-down(5)	—	0.5%	0.5%	—	—	—	—	—	—
Strategic initiatives(6)	—	—	—	—	—	—	0.3%	0.4%	0.7%
Settlement costs related to a non-routine legal dispute(7)	—	—	—	—	—	—	—	0.7%	0.7%
Retention bonus related to our 2016 sale to HTSC(8)	—	—	—	—	—	—	0.4%	—	0.4%
Transition services payment for 2015 acquisition(9)	—	—	—	—	—	—	—	—	—
Total adjustments to adjusted EBITDA margin %	10.2%	3.0%	13.2%	2.1%	0.3%	2.4%	3.9%	1.7%	5.6%
(1)

“Share-based compensation” represents granted share-based compensation in the form of Class C Common Units (which are incentive units) of AssetMark Holdings LLC, our former parent company, and RSA, restricted stock unit and stock option grants by us to certain of our directors and employees. Although this expense occurred in each measurement period, we have added the expense back in our calculation of adjusted EBITDA because of its noncash impact.

(2)

“IPO readiness” includes professional fees related to our preparation for becoming a public company. These expenses primarily include services for financial and human resources systems implementation, executive compensation assessments and other consulting services. Although these expenses occurred in both 2018 and 2019, these expenses are nonrecurring as they are limited to our public-company readiness preparation and do not include ongoing public-company compliance costs.

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

(4)	“Acquisition expenses” includes employee severance, transition and retention expenses, duplicative general and administrative expenses and other professional fees related to acquisitions.

(5)

“Debt acquisition cost write-down” represents capitalized debt issuance costs extinguished due to the partial repayment of $125 million of the Company’s outstanding indebtedness under the Term Loan. The repayment was considered a substantial modification and the debt was considered partially extinguished.

(6)

“Strategic initiatives” includes costs related to one-time investments for exploratory work regarding potential business opportunities in 2017. These strategic initiatives were part of the initial strategic review performed by HTSC in late 2016. These costs included research into such areas as RIA expansion, international products, retirement products and cash solutions. Such costs were non-recurring.

(7)	“Settlement costs related to a non-routine legal dispute” are costs related to the settlement of an unusual legal dispute with a technology vendor. We consider the settlement nonrecurring.

(8)

“Retention bonus related to our 2016 sale to HTSC” includes retention incentives paid to certain of our directors as an incentive to retain their services after HTSC acquired our company in 2016. This expense was a one-time incentive provided by HTSC to such directors.

(9)	“Transition services payment for 2015 acquisition” represents a 2017 expense related to a final payment pursuant to a one-time transition services agreement and is therefore nonrecurring.

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

Set forth below is a reconciliation from net income (loss), the most directly comparable GAAP financial measure, to adjusted net income for the fiscal years ended December 31, 2019, 2018 and 2017.

	Year Ended December 31, 2019			Year Ended December 31, 2018			Year Ended December 31, 2017
(in thousands)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Net income (loss)			$(420)			$37,426			$98,978
Tax adjustments(1)	—	—	—	—	—	—	—	$(90,055)	(90,055)
Acquisition-related amortization(2)	—	$20,432	20,432	—	$20,432	20,432	—	20,432	20,432
Expense adjustments(3)	$6,243	12,423	18,666	$1,047	1,174	2,221	$4,684	5,219	9,903
Share-based compensation	36,202	—	36,202	6,568	—	6,568	6,920	—	6,920
Tax effect of adjustments(4)	(1,623)	(7,142)	(8,765)	(272)	(5,617)	(5,889)	(1,827)	(10,004)	(11,831)
Adjusted net income			$66,115			$60,758			$34,347

(1)	Represents a non-recurring non-cash decrease in our deferred tax liability in connection with the lower federal tax rate attributable to the Tax Cuts and Jobs Act of 2017.
(2)	Relates to intangible assets established in connection with HTSC’s acquisition of our Company in 2016.
(3)	Consists of the adjustments to EBITDA listed in the adjusted EBITDA reconciliation table above other than share-based compensation.
(4)	Reflects the tax impact of expense adjustments and acquisition-related amortization, as well as discrete tax adjustments unrelated to current-year earnings.

Components of Results of Operations

Revenue

Asset-Based Revenue

A majority of our revenue is derived from the fees we charge as a percentage of platform assets. We record this revenue as asset-based revenue. Our asset-based revenue varies based on the types of investment solutions and services that financial advisers utilize for their clients. Asset-based revenue accounted for approximately 90.4%, 93.0% and 95.8% of our total revenue for the years ended December 31, 2019, 2018 and 2017, respectively.

Spread-Based Revenue

Our spread-based revenue consists of the fees we earn on cash custodied at ATC, one of our wholly owned subsidiaries and one of several custodians offered on our platform. ATC utilizes third-party banks to place and hold client cash and is paid interest-rate-sensitive fees calculated by reference to such deposits.

Other Revenue

Other revenue consists primarily of interest earned on operating cash held by us. Other one-time income items are reported under “Other Revenue,” as discussed elsewhere in this section.

Operating Expenses

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

Other Income

Other income consists of unrealized net gains from investment securities.

Interest Expense

Interest expense reflects the interest we pay on our Term Loan, which may fluctuate over time.

Other Expense

Other expense represents capitalized debt issuance costs extinguished due to our partial repayment of $125 million of our outstanding indebtedness under the Term Loan.

Results of Operations

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

The following discussion presents an analysis of our results of operations for the years ended December 31, 2019 and 2018. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items.

	Year Ended December 31,
(in thousands)	2019	2018	$ Change	% Change
Revenue:
Asset-based revenue	$377,718	$338,031	$39,687	11.7
Spread-based revenue	34,586	20,403	14,183	69.5
Other revenue	5,632	5,200	432	8.3
Total revenue	417,936	363,634	54,302	14.9
Operating expenses:
Asset-based expenses	125,985	116,763	9,222	7.9
Spread-based expenses	5,014	1,671	3,343	200.1
Employee compensation	154,999	107,091	47,908	44.7
General and operating expenses	58,028	45,383	12,645	27.9
Professional fees	14,084	10,139	3,945	38.9
Depreciation and amortization	30,356	26,104	4,252	16.3
Total operating expenses	388,466	307,151	81,315	26.5
Other income	(1,089)	—	(1,089)	*
Interest expense	12,269	1,920	10,349	539.0
Other expense	3,385	—	3,385	*
Income before income taxes	14,905	54,563	(39,658)	(72.7)
Provision for income taxes	15,325	17,137	(1,812)	(10.6)
Net income (loss)	$(420)	$37,426	$(37,846)	(101.1)
Unrealized gain (loss) on available-for-sale investments, net of tax	—	(5)	5	*
Net comprehensive income (loss)	$(420)	$37,421	$(37,841)	(101.1)

*	Not meaningful.

Asset-Based Revenue

Asset-based revenue increased by $39.7 million, or 11.7%, from $338.0 million in the year ended December 31, 2018 to $377.7 million in the year ended December 31, 2019. This increase was primarily related to increased platform fees and advisory fees of $37.7 million associated with growth in platform assets, primarily driven by positive net flows and strong market conditions. The remaining increase primarily related to higher custodial revenue driven by increased administrative service fees due to growth in mutual fund assets on our platform.

Spread-Based Revenue

Spread-based revenue increased by $14.2 million, or 69.5%, from $20.4 million in the year ended December 31, 2018 to $34.6 million in the year ended December 31, 2019. This increase was primarily due to higher cash balances held at ATC and increased interest rates on cash invested through ATC’s insured cash deposit program.

Other Revenue

Other revenue increased by $0.4 million, or 8.3%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. This increase was primarily related to higher fees collected at ATC.

Asset-Based Expenses

Asset-based expenses increased by $9.2 million, or 7.9%, from $116.8 million in the year ended December 31, 2018 to $126.0 million in the year ended December 31, 2019. This increase was primarily related to increased strategist, investment management and sub-adviser expenses of $7.1 million, due to growth in platform assets. We also experienced an increase in asset-based broker-dealer payments of $2.1 million driven by growth in platform assets.

Spread-Based Expenses

Spread-based expenses increased by $3.3 million, or 200.1%, from $1.7 million in the year ended December 31, 2018 to $5.0 million in the year ended December 31, 2019. This increase was due to $3.0 million in additional interest-credited payments to clients driven by higher cash balances at ATC and the introduction of ATC’s high yield cash product in 2019. The remaining increase was due to increased expenses paid to ATC’s third-party administrator related to ATC’s insured cash deposit program.

Employee Compensation

Employee compensation increased by $47.9 million, or 44.7%, from $107.1 million in the year ended December 31, 2018 to $155.0 million in the year ended December 31, 2019. This increase was due primarily to a $29.6 million increase in share-based compensation as a result of the growth in the valuation of our business and our issuance of RSAs immediately following the pricing of our IPO. The increase in employee compensation was also due to a $19.4 million increase in salaries and related expenses on account of our increased associate headcount to support our ongoing growth.

General and Operating Expenses

General and operating expenses increased by $12.6 million, or 27.9%, from $45.4 million in the year ended December 31, 2018 to $58.0 million in the year ended December 31, 2019. This increase was primarily due to $4.5 million in GFPC-related costs that will continue until we transition GFPC assets to our platform, and a $1.9 million increase in expenses related to our preparation for becoming a public company. The remaining increase in general and operating expenses was driven primarily by $1.6 million in higher events spend, primarily attributed to the timing of broker-dealer sponsorships, $1.4 million in higher subscription costs, $1.0 million in higher facilities costs, $0.9 million in higher trading cost and $0.6 million in higher software and hardware expenses. The remaining increase was attributed to higher travel costs and phone and data expenses.

Professional Fees

Professional fees increased by $3.9 million, or 38.9%, from $10.1 million in the year ended December 31, 2018 to $14.1 million in the year ended December 31, 2019. This increase was due in part to $1.9 million in GFPC-related costs and $0.9 million in costs related to our preparation for becoming a public company. The remaining increase was primarily due to higher consulting fees.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by $4.2 million, or 16.3%, from $26.1 million in the year ended December 31, 2018 to $30.4 million in the year ended December 31, 2019. This increase was due in part to $0.7 million of amortization expense related to intangible assets established in connection with the GFPC acquisition. The remaining increase was related to incremental assets placed in service during 2018 and 2019. When HTSC acquired us on October 31, 2016, all intangible assets were adjusted to fair value, and those assets with definite lives commenced amortization schedules ranging from 3- to 20-years. Because fewer than four years had elapsed since the acquisition in late 2016, we experienced minimal fully amortized asset run-off in 2018 and 2019 with which to offset the incremental assets recently placed in service.

Other Income

Other income increased by $1.1 million from $0 in the year ended December 31, 2018 to $1.1 million in the year ended December 31, 2019. In 2015, we created a rabbi trust to support our deferred compensation plan; certain employees may elect to defer their compensation by contributing it to the rabbi trust for investment. In 2019, the Company recognized $1.1 million of unrealized gains related to employee investments in the rabbi trust, which gains are directly offset by deferred compensation expense recorded in other expense.

Interest Expense

Interest expense increased by $10.3 million, or 539.0%, from $1.9 million in the year ended December 31, 2018 to $12.3 million in the year ended December 31, 2019. This increase was related to the interest we paid on our Credit Facility issued in November 2018. Because we entered into our Credit Facility in November 2018, we incurred interest expense only in November and December of that year, as opposed to all twelve months in 2019.

Other Expense

Other expenses increased by $3.4 million from $0 in the year ended December 31, 2018 to $3.4 million in the year ended December 31, 2019. This increase was due to debt modification expenses of $2.3 million related to the $125 million long-term debt payment we made in July 2019 and $1.1 million of expenses related to the market appreciation of our deferred compensation plan.

Provision for Income Taxes

Provision for income taxes decreased by $1.8 million, or 10.6%, from $17.1 million in the year ended December 31, 2018 to $15.3 million in the year ended December 31, 2019. This decrease was due to the decrease in our income before income taxes and was offset in part by an increase in share-based compensation, which is not deductible for tax purposes, the effect of the limitations on the executive compensation tax deduction and the effect of discrete items unrelated to our current-year business operations.

Net Comprehensive Income (Loss)

Net comprehensive income decreased by $37.8 million, or 101.1%, from net income of $37.4 million in the year ended December 31, 2018 to a net loss of $0.4 million in the year ended December 31, 2019, despite a $54.3 million increase in total revenue over the same period. This decrease in net comprehensive income was due to increased expenses incurred in the year ended December 31, 2019, including (i) a $29.6 million increase in the carrying value of share-based compensation expenses attributed to the growth in our valuation, (ii) a $14.2 million increase in non-recurring costs related to IPO readiness and the GFPC acquisition and integration, (iii) $10.3 million in interest expense incurred in the year ended December 31, 2019 resulting from our drawdown on our Credit Facility to make a one-time distribution to AssetMark Holdings LLC and (iv) an increase in our effective tax rate from 31.4% in the year ended December 31, 2018 to 102.8% in the year ended December 31, 2019, primarily due to the fact that share-based compensation is not tax deductible, which resulted in our tax expenses remaining relatively constant over the same period despite lower pre-tax income in the year ended December 31, 2019.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

The following discussion presents an analysis of our results of operations for the years ended December 31, 2018 and 2017. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items.

	Year Ended December 31,
(in thousands)	2018	2017	$ Change	% Change
Revenue:
Asset-based revenue	$338,031	$282,966	$55,065	19.5
Spread-based revenue	20,403	10,430	9,973	95.6
Other revenue	5,200	2,121	3,079	145.2
Total revenue	363,634	295,517	68,117	23.1
Operating expenses:
Asset-based expenses	116,763	98,401	18,362	18.7
Spread-based expenses	1,671	976	695	71.2
Employee compensation	107,091	105,413	1,678	1.6
General and operating expenses	45,383	38,781	6,602	17.0
Professional fees	10,139	9,622	517	5.4
Depreciation and amortization	26,104	22,981	3,123	13.6
Total operating expenses	307,151	276,174	30,977	11.9
Interest expense	1,920	—	1,920	*
Income before income taxes	54,563	19,343	35,220	182.1
Provision for (benefit from) income taxes	17,137	(79,635)	96,772	121.5
Net income	$37,426	$98,978	$(61,552)	(62.2)
Unrealized gain (loss) on available-for-sale investments, net of tax	(5)	8	(13)	(162.5)
Net comprehensive income	$37,421	$98,986	$(61,565)	(62.2)

*	Not meaningful.

Asset-Based Revenue

Asset-based revenue increased by $55.1 million, or 19.5%, from $283.0 million in the year ended December 31, 2017 to $338.0 million in the year ended December 31, 2018. This increase was primarily due to increased platform fees of $50.8 million associated with growth in platform assets, primarily driven by positive net flows and strong market conditions. Administrative service fees also increased by $4.4 million due to growth in mutual fund assets on our platform.

Spread-Based Revenue

Spread-based revenue increased by $10.0 million, or 95.6%, from $10.4 million in the year ended December 31, 2017 to $20.4 million in the year ended December 31, 2018. This increase was primarily due to higher cash balances held at ATC and increased interest rates on cash invested through ATC’s insured cash deposit program.

Other Revenue

Other revenue increased by $3.1 million, or 145.2%, from $2.1 million in the year ended December 31, 2017 to $5.2 million in the year ended December 31, 2018. This increase was primarily due to an increase in interest income of $2.2 million attributable to higher interest rates and higher cash balances generated from our operating activities and the establishment of a receivable from a settled legal matter.

Asset-Based Expenses

Asset-based expenses increased by $18.4 million, or 18.7%, from $98.4 million in the year ended December 31, 2017 to $116.8 million in the year ended December 31, 2018. This increase was primarily due to a $16.0 million increase in strategist and investment management fees attributed to growth in platform assets, a $2.0 million increase in asset-based broker-dealer payments driven by growth in platform assets, a $0.7 million increase in sub-adviser fees associated with the expansion of our proprietary mutual funds and a $0.5 million increase in business development expenses due to growth in our largest platform advisers, partially offset by lower custody fees from improved negotiated rates with third-party custodians.

Spread-Based Expenses

Spread-based expenses increased by $0.7 million, or 71.2%, from $1.0 million in the year ended December 31, 2017 to $1.7 million in the year ended December 31, 2018. This increase was primarily due to increased expenses paid to ATC’s third-party administrator for ATC’s insured cash deposit program attributable to increased interest rates and higher cash balances at ATC.

Employee Compensation

Employee compensation increased by $1.7 million, or 1.6%, from $105.4 million in the year ended December 31, 2017 to $107.1 million in the year ended December 31, 2018. This increase was primarily due to a $7.3 million increase in salaries and related expenses from an increased associate headcount to support our ongoing growth, and was offset in part by (i) a $2.3 million decrease in sales incentive compensation expense in the year ended December 31, 2018 as a result of sales in the year ended December 31, 2017 exceeding projections, requiring higher incentive compensation payouts in 2017; (ii) a $2.8 million decrease in contractor liability costs in the year ended December 31, 2018; (iii) $1.2 million in retention bonuses related to our sale to HTSC in 2016 that we incurred in 2017; and (iv) a $0.4 million decrease in share-based compensation expense from the year ended December 31, 2017 to the year ended December 31, 2018. The remainder of the increase in employee compensation expense from the year ended December 31, 2017 to the year ended December 31, 2018 was related to $0.8 million in higher variable compensation expense in 2018 related to the performance of our business and $0.2 million related to higher overall employee headcount and lower capitalization of employee compensation expense.

General and Operating Expenses

General and operating expenses increased by $6.6 million, or 17.0%, from $38.8 million in the year ended December 31, 2017 to $45.4 million in the year ended December 31, 2018. This increase was primarily due to a $2.5 million increase in expenses related to events for our top advisers and higher travel expenses, a $2.1 million increase in subscription-based software expenditures and a $2.2 million increase in legal fees associated with actual and prospective mergers and acquisitions activity, strategic projects and preparation for becoming a public company.

Professional Fees

Professional fee expenses increased by $0.5 million, or 5.4%, from $9.6 million in the year ended December 31, 2017 to $10.1 million in the year ended December 31, 2018. This increase was attributed primarily to $1.1 million related to the outsourcing of certain back-end operations functions, a $0.7 million increase in third-party administrator fees related to our retirement business and $0.7 million in increased audit costs and costs associated with platform enhancements made within our investments, marketing and technology functions, partially offset by a decrease of $2.0 million in settlement costs related to non-routine litigation incurred in 2017.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by $3.1 million, or 13.6%, from $23.0 million in the year ended December 31, 2017 to $26.1 million in the year ended December 31, 2018. This increase was primarily due to incremental assets placed in service during 2017 and 2018. When HTSC acquired us on October 31, 2016, all intangible assets were adjusted to fair value, and those assets with definite lives commenced amortization schedules ranging from 3- to 20-years. Because fewer than three years had elapsed since the acquisition in late 2016, we experienced minimal fully amortized asset run-off in 2017 and 2018 with which to offset the incremental assets recently placed in service.

Interest Expense

Interest expense increased by $1.9 million, from $0 in the year ended December 31, 2017 to $1.9 million in the year ended December 31, 2018. This increase was related to the interest we paid on our Credit Facility issued in November 2018. Because our Credit Facility was issued in 2018, we incurred no interest expense in 2017.

Provision for Income Taxes

Provision for income taxes increased by $96.8 million in the year ended December 31, 2018 compared to the year ended December 31, 2017. Our tax expense for the year ended December 31, 2017 included a $90.1 million decrease in our deferred tax liability in connection with the lower federal tax rate attributable to the Tax Cuts and Jobs Act of 2017, which did not recur in the year ended December 31, 2018. The remaining increase was related to higher pre-tax income in the year ended December 31, 2018 compared to the prior year.

Other Comprehensive Income

Other comprehensive income decreased $13 thousand for the year ended December 31, 2018 compared to the year ended December 31, 2017. This decrease was related to the fair market valuation of our available-for-sale investments related to seed funding of certain proprietary funds that we established.

Net Comprehensive Income

Net comprehensive income decreased by $61.6 million, or 62.2%, from $99.0 million in the year ended December 31, 2017 to $37.4 million in the year ended December 31, 2018, despite a $68.1 million increase in total revenue over the same period. This decrease in net comprehensive income was due to a $90.1 million decrease in our deferred tax liabilities, and increased expenses incurred in the year ended December 31, 2018, including (i) a $18.4 million increase in asset-based expenses related to the growth of our business, (ii) a $6.6 million increase in general and operating expenses related to the growth of our business and non-recurring costs related to legal fees for strategic projects, IPO readiness and the GFPC acquisition, and (iii) a $3.1 million increase in depreciation and amortization expense due to incremental assets placed in service during 2017 and 2018.

Quarterly Results of Operations

The following tables set forth our unaudited quarterly statements of income data for each of the periods presented, as well as the percentage of revenue that each line item represents for the applicable quarter. The information for each quarter has been prepared on a basis consistent with our audited financial statements included elsewhere in this Annual Report on Form 10-K, and reflect, in the opinion of management, all adjustments of a normal, recurring nature that are necessary for a fair presentation of the financial information contained in those statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following quarterly financial data should be read in conjunction with our audited financial statements included elsewhere in this Annual Report on Form 10-K. The sum of the quarterly amounts in the tables below may not agree to the annual amounts presented elsewhere in this prospectus due to rounding.

Quarterly Consolidated Statements of Income (Unaudited)

	Three Months Ended
(in thousands)	Mar. 31, 2019	Jun. 30, 2019	Sept. 30, 2019	Dec. 31, 2019	Mar. 31, 2018	Jun. 30, 2018	Sept. 30, 2018	Dec. 31, 2018
Revenue:
Asset-based revenue	$83,063	$94,273	$99,211	$101,171	$79,076	$83,234	$86,513	$89,208
Spread-based revenue	7,549	8,810	9,638	8,589	3,749	4,734	5,405	6,515
Other revenue	1,702	1,400	1,282	1,248	1,708	809	994	1,689
Total revenue	92,314	104,483	110,131	111,008	84,533	88,777	92,912	97,412
Operating expenses:
Asset-based expenses	28,102	31,625	33,532	32,726	26,805	28,719	29,535	31,704
Spread-based expenses	478	1,595	1,556	1,385	361	444	422	444
Employee compensation	31,885	35,489	42,054	45,571	24,740	26,663	27,515	28,173
General and operating expenses	12,292	13,135	16,028	16,573	10,651	10,602	11,238	12,892
Professional fees	2,386	4,469	3,723	3,506	2,276	2,049	2,341	3,473
Depreciation and amortization	6,896	7,613	7,523	8,324	6,037	6,698	6,564	6,805
Total operating expenses	82,039	93,926	104,416	108,085	70,870	75,175	77,615	83,491
Other income	—	—	—	(1,089)	—	—	—	—
Interest expense	4,024	4,031	2,512	1,702	—	—	—	1,920
Other expense	—	—	2,296	1,089	—	—	—	—
Income before income taxes	6,251	6,526	907	1,221	13,663	13,602	15,297	12,001
Provision for income taxes	3,440	3,289	4,635	3,961	3,872	4,337	4,943	3,985
Net income (loss)	$2,811	$3,237	$(3,728)	$(2,740)	$9,791	$9,265	$10,354	$8,016
Net income (loss) per share attributable to common shareholder:
Basic	0.04	0.05	(0.05)	(0.04)	0.15	0.14	0.16	0.12
Diluted	0.04	0.05	(0.05)	(0.04)	0.15	0.14	0.16	0.12

Percentage of Revenue Data (Unaudited)

	Three Months Ended
	Mar. 31, 2019	Jun. 30, 2019	Sept. 30, 2019	Dec. 31, 2019	Mar. 31, 2018	Jun. 30, 2018	Sept. 30, 2018	Dec. 31, 2018
Revenue:
Asset-based revenue	90%	90%	90%	91%	94%	94%	93%	92%
Spread-based revenue	8	9	9	8	4	5	6	7
Other revenue	2	1	1	1	2	1	1	1
Total revenue	100	100	100	100	100	100	100	100
Operating expenses:
Asset-based expenses	30	30	30	30	32	32	32	33
Spread-based expenses	1	2	1	1	—	1	—	—
Employee compensation	35	34	38	41	29	30	30	29
General and operating expenses	13	13	15	15	13	12	12	13
Professional fees	3	4	4	3	3	2	3	4
Depreciation and amortization	7	7	7	7	7	8	7	7
Total operating expenses	89	90	95	97	84	85	84	86
Other income	—	—	—	(1)	—	—	—	—
Interest expense	4	4	2	2	—	—	—	2
Other expense	—	—	2	1	—	—	—	—
Income before income taxes	7	6	1	1	16	15	16	12
Provision for income taxes	4	3	4	3	4	5	5	4
Net income (loss)	3%	3%	(3)%	(2)%	12%	10%	11%	8%

Quarterly Revenue Trends

Our quarterly revenue generally increased sequentially in each of the quarters presented due to growth in platform assets, primarily driven by positive net flows and strong market conditions.

Quarterly Operating Expense Trends

Total operating expenses generally increased sequentially for the quarters presented, primarily due to the expansion of our business. Our quarterly asset-based expenses generally increased sequentially in each of the periods presented due primarily to growth in platform assets. Employee compensation expense increased due to the addition of personnel in connection with the expansion of our business and an increase in share-based compensation as a result of the growth in the valuation of our business and our issuance of RSAs immediately following the pricing of our IPO. General and operating expenses, professional fees and depreciation and amortization expenses generally increased as a result of investments to support the growth of our business.

Quarterly Interest Expense Trends

We incurred interest expense on our $250 million Credit Facility issued in November 2019. Interest expense decreased in the quarters presented after we used the net proceeds to us from our IPO, together with cash on hand, to repay $125 million on our Term Loan in July 2019.

Quarterly Income Tax Trends

The quarterly tax provisions for 2018 and 2019 were primarily driven by our profitability and by an increase in share-based compensation, which is not deductible for tax purposes.

Liquidity and Capital Resources

Liquidity

Since 2016, our operations have been financed primarily through cash flows from operations. In November of 2018, we also established a credit facility consisting of a $250.0 million term loan and a $20.0 million revolving credit facility with Credit Suisse AG, Cayman Islands Branch (“Credit Suisse”). As of December 31, 2019, we had cash and cash equivalents of $96.3 million, and restricted cash of $9.0 million. Over the next twelve months, we expect that our cash and liquidity needs will continue to be met by cash generated by our ongoing operations as well as our credit facility. To the extent that existing cash, cash from operations and our credit facility are not sufficient to fund our future operations, we may need to raise additional funds through public or private equity or additional debt financing. In addition, we may opportunistically seek to raise additional capital to fund our continued growth. To the extent that we are unsuccessful in additional debt or equity financings, our plans for continued growth may be curtailed.

Credit Facility

In November 2018, we entered into a credit agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent (collectively, the “Agent”), and the lenders party thereto (the “Credit Agreement”), which we amended on June 28, 2019. The Credit Agreement consists of a $250.0 million term loan (the “Term Loan”) and a $20.0 million revolving credit facility (the “Revolver,” and together with the Term Loan, collectively, the “Credit Facility”). Our obligations under the Credit Facility are guaranteed by certain of our subsidiaries and are secured by substantially all of our assets, and all of the assets of certain of our subsidiaries, subject to certain exceptions. We used the net proceeds to us from the IPO, together with cash on hand, to repay approximately $125 million of our indebtedness under the Term Loan on July 26, 2019. As of December 31, 2019, $123.7 million aggregate principal amount of the Term Loan remained outstanding and the Revolver was undrawn.

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

The Credit Agreement contains customary affirmative and negative covenants, including reporting requirements and restrictions, subject to various exceptions, on the incurrence of additional indebtedness, the creation of liens, the making of acquisitions and investments, the disposal of assets and the making of restricted payments. Additionally, the Revolver includes a springing financial covenant, which provides that if, on the last day of a fiscal quarter, the principal amount of our revolving loans and letters of credit, subject to certain exceptions, exceeds $6.0 million, our total leverage ratio shall not exceed 4.75 to 1.00 for the fiscal quarters between March 31, 2019 and December 31, 2019 or 4.50 to 1.00 for the fiscal quarters ending on or after March 31, 2020. As of December 31, 2019, we were in compliance with all applicable covenants. The Credit Agreement also contains customary events of default, which could result in acceleration of amounts due under the Credit Facility. Such events of default include, subject to the grace periods specified therein, our failure to pay principal or interest when due, our failure to satisfy or comply with covenants, a change of control, the imposition of certain judgments and the invalidation of liens we have granted.

Cash Flows

The following table presents information regarding our cash flows, cash, cash equivalents and restricted cash for the periods indicated:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Cash flow from operating activities	$55,083	$61,662	$45,612
Cash flow used in investing activities	(59,914)	(17,714)	(15,652)
Cash flow from (used in) financing activities	(2,182)	11,259	—
Net change in cash, cash equivalents and restricted cash	(7,013)	55,207	29,960
Cash, cash equivalents and restricted cash at beginning of period	112,354	57,147	27,187
Cash, cash equivalents and restricted cash at end of period	$105,341	$112,354	$57,147

Cash Flows from Operating Activities

Cash flows from operating activities decreased by $6.6 million in the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to a decrease in net income of $37.8 million and an increase in payables of $5.6 million. Such decreases were partially offset by adjustments to net income (loss) related to share-based compensation expense of $29.6 million, an increase in depreciation and amortization of $4.3 million and fees, an increase of $2.3 million related to a debt acquisition cost write-down, and a decrease in other receivables of $0.7 million.

Cash flows from operating activities increased by $16.1 million in the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to adjustments to net income related to an increase in deferred income taxes of $90.1 million and depreciation and intangible amortization of $3.1 million. Such increases were partially offset by a decrease in net income of $61.5 million, decreases in adjustments related to the timing of payables, receivables and current income taxes of $15.6 million and a decrease in share-based compensation of $0.3 million.

Cash Flows from Investing Activities

Cash used in investing activities increased by $42.2 million in the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to the $35.9 million purchase price for the GFPC acquisition and a $5.1 million increase in capital expenditures, partially offset by a $1.3 million decrease in purchases of investments.

Cash used in investing activities increased by $2.1 million in the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to a $1.8 million increase in capital expenditures and $0.3 million in purchases of available-for-sale investments.

Cash Flows from Financing Activities

Cash flows from financing activities decreased by $13.4 million in the year ended December 31, 2019 compared to the year ended December 31, 2018. This decrease was primarily due to net cash outflows in 2019 of $2.2 million, which were related to our repayment of $125 million under the Term Loan, partially offset by net IPO proceeds received by us of $124.1 million, compared to net cash inflows in 2018 of $11.2 million, which were related to net proceeds received by us of $245.1 million from the Term Loan, partially offset by dividend distributions to our parent company of $233.9 million.

Cash flows from financing activities increased by $11.3 million in the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to net proceeds received of $245.1 million from the Term Loan. The increase was partially offset by a one-time distribution to AssetMark Holdings LLC of $234 million through a $75 million dividend payment and $159 million return of capital.

Contractual Obligations

The following table describes our contractual obligations as of December 31, 2019:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations(1)	$45,224	$3,267	$16,694	$12,050	$13,213
Purchase obligations(2)	6,426	5,009	1,417	—	—
Debt principal and interest(3)	165,103	6,989	20,968	137,146	—
Total contractual obligations	$216,753	$15,265	$39,079	$149,196	$13,213

(1)	Represents minimum operating lease payments under operating leases for office facilities, excluding potential lease renewals.
(2)

Represents future minimum payments under non-cancelable purchase commitments. For those agreements with variable terms, we do not estimate what the total obligation may be beyond any minimum quantities and/or pricing.

(3)	Debt principal and interest includes payments under the Term Loan. Interest payments were calculated using the forecasted rate as of December 31, 2019.

Off-Balance Sheet Arrangements

As of December 31, 2019, we had no off-balance sheet arrangements.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of consolidated financial statements in accordance with GAAP requires certain estimates, assumptions and judgments to be made that may affect our consolidated financial statements. While our accounting policies that have significant impact on our results are described more fully in

Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies are critical. We consider an accounting policy to be critical if the policy is subject to a material level of judgment and if changes in those judgments are reasonably likely to materially impact our results.

Valuation of Goodwill, Purchased Intangible Assets and Impairment of Long-lived Assets

We do not amortize goodwill but test it for impairment annually, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in client asset values or a significant decrease in expected cash flows.

We amortize purchased intangible assets related to trade names, the AssetMark broker-dealer license and the regulatory status of ATC over their estimated useful life. The estimated useful life for these assets is twenty years.

We test definite-lived intangible assets for impairment when their carrying value may not be recoverable and can be initially based on undiscounted cash flows, which requires the use of estimates and judgment, and, if impaired, can be written down to fair value. There were no impairments of definite-lived intangibles for any periods presented in this Annual Report on Form 10-K.

We test intangible assets with indefinite lives at least annually for impairment based on comparing the current carrying value to fair value and written down to fair value if the carrying value exceeds the fair value.

Income Tax

We use the asset-and-liability method of accounting for income taxes. Under this method, we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled.

We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider our historical levels of income, expectations of future taxable income and ongoing tax planning strategies.

We recognize and measure tax benefits from uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Significant judgment is required to evaluate uncertain tax positions.

Although we believe that we have adequately reserved for our uncertain tax positions, we can provide no assurance that the final tax outcome of these matters will not be materially different. We evaluate our uncertain tax positions on a regular basis and evaluations are based on a number of factors, including changes in facts and circumstances, changes in tax law, correspondence with tax authorities during the course of an audit and effective settlement of issues.

We follow the policy of releasing residual tax effects from accumulated other comprehensive income based on a portfolio approach, whereby we release the residual tax effects only after the entire accumulated other comprehensive income adjustment has been reversed (e.g., when all available-for-sale debt securities are sold). We did not make an election to reclassify the income tax effects of the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings.

We record interest and penalties related to underpayment of income taxes as part of our operating expenses.

Recently Issued Accounting Pronouncements

See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Our exposure to market risk is directly related to revenue from service and management fees earned based upon a percentage of assets on our platform. In the years ended December 31, 2019 and 2018, 97% and 93% of our total revenue, respectively, was based on the market value of assets on our platform and were recurring in nature. We expect this percentage to vary over time. A 1% decrease in the aggregate value of assets on the platform at the beginning of the period for the years ended December 31, 2019 and 2018 would have caused our total revenue to decline by 1% and 1%, respectively, and would have caused our pre-tax income to decline by 19% and 4%, respectively, assuming we did not initiate additional expense measures in response to a market decline.

Interest Rate Risk

Changes in interest rates will impact our spread-based revenue. As of December 31, 2019, client cash assets participating in the insured cash deposit program at ATC totaled $1.9 billion. A change in short-term interest rates of 100 basis points at the beginning of the period for the year ended December 31, 2019 would result in an increase or decrease in income before income taxes of approximately $16.0 million on an annual basis (based on total client cash assets at December 31, 2018) and subject to any changes to interest credited to the end-investor). Actual impacts may vary depending on interest rate levels and the significance of change.

Additionally, changes to interest rates will impact the cost of our borrowing. Borrowing under both the Term Loan and the Revolver bears interest at (x) LIBOR plus a margin of 3.50%, with a step down to 3.25% or (y) the Alternate Base Rate, as defined and specified in the Credit Agreement, plus a margin of 2.50%, with a stepdown to 2.25%, in each case based on our achievement of a specified first-lien leverage ratio. Additionally, the Term Loan’s margin was reduced by 0.25% following the IPO. With respect to the Revolver, a quarterly fee of 0.50% is due for the unused amounts thereunder, with a stepdown to 0.375% based on our achievement of a specified first-lien leverage ratio. If LIBOR-based interest rates increased by 100 basis points, our interest expense on an annualized basis would increase by approximately $1.2 million based on amounts drawn down under the Term Loan as of December 31, 2019 and assuming no draw down of the Revolver.

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

Item 8. Financial Statements and Supplementary Data

AssetMark Financial Holdings, Inc.
Index to Consolidated Financial Statements

The following financial statements are filed as part of this Annual Report on form 10-K:

The supplementary financial information required by this Item 8 is included in Part II, Item 7 under the caption “Quarterly Results of Operations,” which is incorporated herein by reference.

Report of KPMG LLP, Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

AssetMark Financial Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AssetMark Financial Holdings, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

KPMG LLP

We have served as the Company’s auditor since 2007.

San Francisco, California

March 13, 2020

Report of Crowe LLP, Independent Registered Public Accounting Firm

Board of Directors of AssetMark Financial Holdings, Inc.

Concord, California

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows of AssetMark Financial Holdings, Inc. (the "Company") for the year ended December 31, 2017, and the related notes to the consolidated financial statements (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Crowe LLP

We were engaged in 2018 to audit the 2017 financial statements.

New York, New York

March 11, 2019, except for stock split disclosure included within note 12, which is as of July 8, 2019.

AssetMark Financial Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except share data and par value)

	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$96,341	$105,354
Restricted cash	9,000	7,000
Investments, at fair value	7,275	333
Fees and other receivables, net	9,679	8,760
Income tax receivable, net	3,994	918
Other current assets	6,565	4,391
Total current assets	132,854	126,756
Property, plant and equipment, net	7,067	7,040
Capitalized software, net	69,814	72,644
Other intangible assets, net	651,915	642,420
Goodwill	327,310	298,415
Total assets	$1,188,960	$1,147,275
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$967	$730
Accrued liabilities and other current liabilities	40,610	38,200
Current portion of long-term debt	—	2,305
Current portion of acquisition earn-out	—	8,000
Total current liabilities	41,577	49,235
Long-term debt, net	121,692	242,817
Other long-term liabilities	16,440	5,097
Deferred income tax liabilities, net	150,390	151,115
Total long-term liabilities	288,522	399,029
Total liabilities	330,099	448,264
Commitments and contingencies	—	—
Stockholders' equity:
Common stock, $0.001 par value (675,000,000 shares authorized and 72,390,080 and 66,150,000 shares issued and outstanding as of December 31, 2019 and 2018, respectively)	72	66
Additional paid-in capital	796,406	635,096
Retained earnings	62,383	63,846
Accumulated other comprehensive income, net of tax	—	3
Total stockholders' equity	858,861	699,011
Total liabilities and stockholders' equity	$1,188,960	$1,147,275

The accompanying notes are an integral part of the consolidated financial statements.

AssetMark Financial Holdings, Inc.

Consolidated Statements of Income and Comprehensive Income

(in thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Revenue:
Asset-based revenue	$377,718	$338,031	$282,966
Spread-based revenue	34,586	20,403	10,430
Other revenue	5,632	5,200	2,121
Total revenue	417,936	363,634	295,517
Operating expenses:
Asset-based expenses	125,985	116,763	98,401
Spread-based expenses	5,014	1,671	976
Employee compensation	154,999	107,091	105,413
General and operating expenses	58,028	45,383	38,781
Professional fees	14,084	10,139	9,622
Depreciation and amortization	30,356	26,104	22,981
Total operating expenses	388,466	307,151	276,174
Other income	(1,089)	—	—
Interest expense	12,269	1,920	—
Other expense	3,385	—	—
Income before income taxes	14,905	54,563	19,343
Provision for (benefit from) income taxes	15,325	17,137	(79,635)
Net income (loss)	(420)	37,426	98,978
Unrealized gain (loss) on investments, net of tax	—	(5)	8
Net comprehensive income (loss)	$(420)	$37,421	$98,986
Net income (loss) per share attributable to common stockholders:
Net income (loss) per share, basic and diluted	$(0.01)	$0.57	$1.50
Weighted average number of common shares outstanding, basic and diluted	66,298,553	66,150,000	66,150,000

The accompanying notes are an integral part of the consolidated financial statements.

AssetMark Financial Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

For the Years ended December 31, 2019, 2018 and 2017

(in thousands, except share data)

	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	earnings	income	equity
Balance at December 31, 2016	66,150,000	$66	$777,544	$2,442	$—	$780,052
Net income	—	—	—	98,978	—	98,978
Other comprehensive income	—	—	—	—	8	8
Share-based employee compensation	—	—	6,920	—	—	6,920
Balance at December 31, 2017	66,150,000	$66	$784,464	$101,420	$8	$885,958
Net income	—	—	—	37,426	—	37,426
Other comprehensive income (loss)	—	—	—	—	(5)	(5)
Share-based employee compensation	—	—	6,568	—	—	6,568
Capital contribution	—	—	2,910	—	—	2,910
Return of capital	—	—	(158,846)	—	—	(158,846)
Dividends	—	—	—	(75,000)	—	(75,000)
Balance at December 31, 2018	66,150,000	$66	$635,096	$63,846	$3	$699,011
Net loss	—	—	—	(420)	—	(420)
Other comprehensive income (loss)	—	—	—	3	(3)	—
2018 dividend reclassification	—	—	1,046	(1,046)	—	—
Share-based employee compensation	—	—	36,202	—	—	36,202
Initial public offering proceeds, net of expenses	6,250,000	$6	124,062	—	—	124,068
Cancellation of unvested restricted stock awards	(9,920)	—	—	—	—	—
Balance at December 31, 2019	72,390,080	$72	$796,406	$62,383	$—	$858,861

The accompanying notes are an integral part of the consolidated financial statements.

AssetMark Financial Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(420)	$37,426	$98,978
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	30,356	26,104	22,981
Interest	525	—	—
Deferred income taxes	1,497	1,736	(88,688)
Share-based compensation	36,202	6,568	6,920
Debt acquisition cost write-down	2,296	—	—
Changes in certain assets and liabilities:
Fees and other receivables, net	(726)	(1,449)	(43)
Payables to (receivables from) related party	—	(130)	225
Other current assets	(1,852)	(1,024)	(730)
Accounts payable, accrued expenses and other liabilities	(9,719)	(4,167)	2,228
Income tax receivable and payable	(3,076)	(3,402)	3,741
Net cash provided by operating activities	55,083	61,662	45,612
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Global Financial Private Capital, LLC	(35,906)	—	—
Purchase of investments	(1,594)	(300)	—
Sale of investments	82	—	—
Purchase of property and equipment	(1,882)	(2,034)	(2,709)
Purchase of computer software	(20,614)	(15,380)	(12,943)
Net cash used in investing activities	(59,914)	(17,714)	(15,652)
CASH FLOWS FROM FINANCING ACTIVITIES
Initial public offering proceeds	124,068	—	—
Payments on long-term debt	(126,250)	—	—
Capital distributions	—	(158,846)	—
Dividends paid	—	(75,000)	—
Proceeds from issuance of long-term debt	—	245,105	—
Net cash (used in) provided by financing activities	(2,182)	11,259	—
Net change in cash, cash equivalents, and restricted cash	(7,013)	55,207	29,960
Cash, cash equivalents, and restricted cash at beginning of period	112,354	57,147	27,187
Cash, cash equivalents, and restricted cash at end of period	$105,341	$112,354	$57,147
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$16,116	$19,497	$4,773
Interest paid	$11,728	$1,258	$—

The accompanying notes are an integral part of the consolidated financial statements.

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

All dollar amounts presented are in thousands other than per share amounts for all notes.

1. Overview

Organization and Nature of Business

These consolidated financial statements include AssetMark Financial Holdings, Inc. and its subsidiaries, which include AssetMark Financial, Inc., which is the parent company of AssetMark, Inc., AssetMark Trust Company, AssetMark Brokerage, LLC, AssetMark Retirement Services, Inc., Global Private Financial Capital, Inc. and Global Financial Advisory, LLC (collectively, the “Company”).

The Company’s legal entity structure as of December 31, 2019 is as follows:

The Company offers a broad array of wealth management solutions to individual investors through financial advisers by providing an open‑architecture product platform along with tailored client advice, asset allocation options, practice management, support services and technology to the financial adviser channel.

AssetMark, Inc. (“AMI”) is a Registered Investment Advisory firm located in Concord, CA and was incorporated under the laws of the State of California on May 13, 1999. AMI offers a broad array of wealth management solutions to individual investors through financial advisers by providing an open‑architecture product platform along with tailored client advice, asset allocation options, practice management, support services and technology to the financial adviser channel.

AMI serves as investment adviser to the proprietary GuideMark Funds, GuidePath Funds and the Savos Dynamic Hedging Fund. The GuideMark and GuidePath Funds and the Savos Dynamic Hedging Fund are mutual funds offered to clients of financial advisers.

AssetMark Trust Company (“AssetMark Trust”) is a licensed trust company incorporated under the laws of the State of Arizona on August 24, 1994 and regulated by the Arizona Department of Financial Institutions. AssetMark Trust provides custodial

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements — Continued

December 31, 2019 and 2018

recordkeeping services primarily to investor clients of registered investment advisers (including AMI) located throughout the United States.

AssetMark Brokerage, LLC is a limited-purpose broker-dealer located in Concord, CA and was incorporated under the laws of the State of Delaware on September 25, 2013. Its primary function is to distribute the mutual funds of the Company and to sponsor the FINRA licensing of those AssetMark associates who provide distribution support through promotion of the AssetMark programs and strategies that employ the Company’s mutual funds.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Segment Information

The Company operates as one operating segment. The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, the Company evaluates its estimates, including those related to intangible assets and goodwill, useful lives of intangible assets and property and equipment, internal use software, income taxes and contingent liabilities, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Concentration of Credit Risk and Significant Clients and Suppliers

The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company deposits its cash primarily with one financial institution, and accordingly, such deposits regularly exceed federally insured limits.

Geographic Information

All of the Company’s revenue was generated in the United States.

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements — Continued

December 31, 2019 and 2018

All of the Company’s property and equipment was located in the United States.

No single customer accounted for more than 10% of the Company’s revenue in any of the periods presented. There were two customers that represented 51% and 43% of the Company’s accounts receivable balance as of December 31, 2019 and 2018, respectively.

Cash, Cash Equivalents and Restricted Cash

Certificates of deposit, money market funds and other time deposits with original maturities of three months or less are considered cash equivalents.

Restricted cash consists of certificate of deposits the Company maintains in liquid capital in accordance to Arizona Revised Statutes requirements governing trust companies. See Note 16 for details regarding capital requirements.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	December 31, 2019	December 31, 2018	December 31, 2017
Cash and cash equivalents	$96,341	$105,354	$50,147
Restricted cash	9,000	7,000	7,000
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$105,341	$112,354	$57,147

Investment Securities

The Company’s investments comprise equity investment and alternative investment securities funds. The Company determined the appropriate classification of its investment securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its investments as available-for-sale securities as the Company may sell these securities at any time for use in its current operations or for other purposes. Available-for-sale investment securities are recorded at fair value. Unrealized holding gains and losses were reported as other income until realized during 2019 and in unrealized gains (losses), net of tax, in prior years. Realized gains and losses from sales are determined on a specific-identification basis. Dividend and interest income are recognized when earned.

Fees and Other Receivables

Fee and other receivables represent service fees and advisory fees receivable, as well as custody fees in arrears. Fee and other receivables are recorded at the invoiced amount, net of allowances. These allowances are based on historical experience and evaluation of potential risk of loss associated with delinquent accounts. There were $14 and $85 allowance for doubtful accounts recorded as of December 31, 2019 and 2018, respectively.

Fair Value Measurements

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and other accrued expense, approximate their fair values due to their relatively short maturity, and in the case of leases, market interest rates.

The accounting guidance for fair value measurements establishes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:

•	Level 1 – Observable inputs that reflect quoted prices for identical assets or liabilities in active markets.
•	Level 2 – Inputs that are directly or indirectly observable in the marketplace.
•	Level 3 – unobservable inputs that are supported by little or no market activity.

As of each reporting period, all assets recorded at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 8 for more information regarding fair value measurements.

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements — Continued

December 31, 2019 and 2018

Business Combinations

When the Company acquires a business, management allocates the purchase price to the net tangible and identifiable intangible assets acquired. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates are based on market and income approaches that include significant unobservable inputs. These estimates are inherently uncertain and unpredictable.

Goodwill, Acquired Intangible Assets and Impairment of Long-Lived Assets

Goodwill represents the excess purchase consideration of an acquired business over the fair value of the net tangible and identifiable intangible assets. Goodwill is evaluated for impairment annually on October 31, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate or a significant decrease in expected cash flows. An impairment loss is recognized to the extent that the carrying amount exceeds the reporting unit’s fair value. The Company has the option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount and determine whether further action is needed. If after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. No impairment charges were recorded during the years ended December 31, 2019, 2018 and 2017. See Note 5 for additional information related to goodwill.

AssetMark’s broad array of wealth management solutions are sold to individual investors through financial advisers associated with broker-dealers. The Company has long-standing, established relationships with these broker-dealers that are expected to result in future revenue and profit. While the relationships with the broker-dealers are contractual, the agreements have no fixed expiration dates or renewal terms, and there have been no instances of terminated agreements by either side to-date. Based on the foregoing, the acquired relationships with broker-dealers are identified and valued as a discrete indefinite-lived intangible asset. Indefinite-lived intangible assets are tested for impairment annually. An impairment exists if the carrying value of the indefinite-lived intangible asset exceeds its fair value.

Acquired definite-lived intangible assets consist of trade names, the AssetMark broker-dealer license, and the AssetMark Trust Company regulatory status, resulting from the Company’s acquisitions. Acquired definite-lived intangible assets are recorded at fair value on the date of acquisition and amortized over their estimated useful lives on a straight-line basis.

The carrying amounts of long-lived assets, including property and equipment, capitalized internal-use software, and acquired definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the future undiscounted cash flows that the assets or the asset group are expected to generate. If the carrying value of the assets are not recoverable, the impairment recognized is measured as the amount by which the carrying value exceeds its fair value. There were no events or changes in circumstances identified that indicated that the carrying amount of the long-lived assets were not recoverable during the years ended December 31, 2019 and 2018. See Note 5 for additional information related to intangible assets.

Property and Equipment

Property and equipment consist primarily of hardware, furniture and equipment and leasehold improvements. Depreciation is calculated on a straight‑line basis over the estimated useful lives of the related asset, generally three to ten years. Leasehold improvements are depreciated over the shorter of the economic useful life of the improvement or the remaining lease term. Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $2,012, $2,063 and $1,513, respectively.

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements — Continued

December 31, 2019 and 2018

The following table shows balances of major classes of depreciable assets as of the date shown:

	December 31, 2019	December 31, 2018
Computer software and equipment	$6,594	$5,271
Furniture and equipment	3,647	2,603
Leasehold improvements	3,361	2,983
Total property and equipment	13,602	10,857
Less: accumulated depreciation	(6,535)	(3,817)
Property and equipment, net	$7,067	$7,040

Capitalized Internal-Use Software

The Company capitalizes certain costs incurred during the application development stage in connection with software development for its platform. Costs related to the preliminary project activities and post-implementation activities are expensed as incurred. Capitalized costs are recorded as part of intangible assets. Maintenance and training costs are expensed as incurred.

Capitalized internal-use software costs are amortized on a straight-line basis over the software estimated useful life, which is generally five years. The Company records amortization related to capitalized internal-use software within depreciation and amortization expense in the consolidated statements of income and comprehensive income. The Company evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were impairments of $578, $0 and $0 of internally developed software during the years ended December 31, 2019, 2018 and 2017, respectively.

Amortization expense for the years ended December 31, 2019, 2018 and 2017 was $23,497, $19,935 and $17,434, respectively. Accumulated amortization was $63,688 and $40,191 as of December 31, 2019 and 2018, respectively.

Revenue Recognition

On January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers, using the full retrospective transition method. As such, results for reporting periods prior to January 1, 2018 are presented under Topic 606.

The Company recognizes revenue from services related to asset-based revenue, spread-based revenue and other revenue.

•

Asset-based revenue — The Company primarily derives revenue from fees assessed against customers’ assets under management or administration for services the Company provides to its customers. Such services include investment manager due diligence and research, portfolio diagnostics, proposal generation, investment model management, rebalancing and trading, portfolio performance reporting and monitoring solutions, billing, and back office and middle-office operations and custody services. Investment decisions for assets under management or administration are made by the Company’s customers. The fee arrangements are based on a percentage applied to the customers’ assets under management or administration. The performance obligation is satisfied over time because the customer is receiving and consuming the benefits as they are provided by the Company. Fees are generally calculated, billed and collected quarterly in advance on the preceding quarter-end customer asset values, and are recognized as revenue at the time the services are provided in the period. Fees related to assets under management or administration increase or decrease based on values of existing customer accounts. The values are affected by inflows or outflows of customer funds and market fluctuations.

•

Spread-based revenue — Spread-based revenue consists of the interest rate return earned on cash assets custodied through AssetMark Trust, one of several custodians offered on the Company’s platform. AssetMark Trust utilizes third-party banks to invest customer cash and uses the proceeds from those investments to credit customer accounts and earn spread-based revenue for the Company.

•	Other revenue — Other revenue consists primarily of interest earned on operating cash held by the Company.

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements — Continued

December 31, 2019 and 2018

The Company has applied the practical expedient to recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period would have been one year or less. These costs are included in asset-based expenses on the consolidated statements of income and comprehensive income.

Asset-Based Expenses

Asset-based expenses are costs incurred by the Company directly related to the generation of asset-based revenue. Fees paid to third-party strategists, investment managers, proprietary fund sub-advisers and investment advisers are calculated based on a percentage of the customers’ assets under management or administration. As a practical expedient, these costs are paid monthly and quarterly in advance on the preceding quarter-end customer asset values, and expensed as incurred over the period of time that the services are expected to be provided to customers, since the amortization of costs are in one year or less. See Note 10 for a breakout of these costs.

Spread-Based Expenses

The Company recognizes spread-based expenses when costs are incurred. Spread-based expenses relate to expenses paid to AssetMark Trust’s third-party administrator for administering the custodian’s insured cash deposit program.

Share-Based Compensation

Share-based compensation issued to all officers of the Company, under the terms of the Amended & Restated Limited Liability Company Agreement of AssetMark Holdings LLC (the “LLC Agreement”), is measured based on the grant date fair value of the award and recognized as an expense over the requisite service and performance period for the Class C common units.

The Company’s use of a Monte Carlo simulation to estimate the fair value of the Class C common units requires the input of various estimates and assumptions. The assumptions and estimates are as follows:

•	Fair value — The fair value of the shares underlying the Class C common units had been established by the Company based in part upon a valuation provided by a third-party valuation firm.

•	Risk free rate — The Company uses the U.S. Treasury yield that corresponds with the expected term.

•

Expected volatility — Expected volatility is a measure of the amount by which the stock price is expected to fluctuate. Since the Company does not have sufficient trading history of its common stock, it estimates the expected volatility of its stock options at their grant date by taking the weighted-average historical volatility of a group of comparable publicly traded companies over a period equal to the expected life of options.

•	Dividend yield — The Company utilizes a dividend yield of zero, given no expectations of or actual dividends to date on the Class C common units.

•	Discount for lack of marketability — The discount in value for lack of marketability was estimated using generally accepted valuation practices provided by a third-party valuation firm.

The Company accounts for forfeitures as they occur.

Share-based compensation related to stock options issued to officers and directors is measured based on the grant date fair value of the award and is recognized on a straight-line basis over the requisite service period.

The Company uses the Black-Scholes options pricing model to estimate the fair value of stock options. The risk-free interest rate is the U.S. Treasury Yield that corresponds with the expected term. Expected volatility is estimated based on the volatility of a group of comparable public companies. The expected term was estimated using the simplified method due to limited historical information. The Company does not expect to pay dividends on its common shares. The Company accounts for forfeitures as they occur.

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements — Continued

December 31, 2019 and 2018

Share-based compensation related to restricted stock awards and restricted stock units are measured on the grant date fair value of the award based on intrinsic value and are recognized on a straight-line basis over the requisite service period.

Operating Leases

In certain circumstances, the Company enters into leases with free rent periods, rent escalations or lease incentives over the term of the lease. In such cases, the Company calculates the total payments over the term of the lease and records them ratably as rent expense over that term.

Income Taxes

The Company uses the asset-and-liability method of accounting for income taxes. Under this method, the Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled.

The Company records a valuation allowance to reduce its deferred tax assets to the net amount that the Company believes is more likely than not to be realized. In assessing the need for a valuation allowance, the Company has considered its historical levels of income, existence of available offsetting deferred tax liabilities, expectations of future taxable income and ongoing tax planning strategies.

The Company recognizes and measure tax benefits from uncertain tax positions using a two-step approach.

The first step is to evaluate the tax position taken or expected to be taken by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Significant judgment is required to evaluate uncertain tax positions.

Although the Company believes that it has adequately reserved for its uncertain tax positions, it can provide no assurance that the final tax outcome of these matters will not be materially different. The Company evaluates its uncertain tax position on a regular basis and evaluations are based on a number of factors, including changes in facts and circumstances, changes in tax law, correspondence with tax authorities during the course of an audit and effective settlement of issues.

The Company follows the policy of releasing residual tax effects from accumulated other comprehensive income based on a portfolio approach, whereby the Company releases the residual tax effects only after the entire accumulated other comprehensive income adjustment has been reversed (e.g., when all available-for-sale debt securities are sold). The Company did not make an election to reclassify the income tax effects of the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings.

The Company records interest and penalties related to underpayment of income taxes as part of its operating expenses.

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The computation of diluted net income (loss) per share is similar to the computation of basic net income (loss) per share, except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if dilutive potential shares of common stock had been issued.

Recent Accounting Pronouncements – Current Adoptions

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which clarifies how to classify certain types of cash payments and receipts on the statement of cash flows. The following amendments in ASU 2016-15 are or may be relevant to the Company: (1) debt prepayment or extinguishment costs should be classified as financing cash outflows; (2) cash consideration payments made soon after an acquisition’s consummation date (approximately three months or less) should be classified as cash outflows for investing activities. Payments made thereafter should be classified as cash outflows for

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements — Continued

December 31, 2019 and 2018

financing activities up to the amount of the original contingent consideration liability. Payments made in excess of the amount of the original contingent consideration liability should be classified as cash outflows for operating activities; (3) proceeds from the settlement of insurance claims should be classified on the basis of the nature of the loss (or each component loss, if an entity receives a lump-sum settlement); (4) for distributions received from equity method investments, companies may elect either a cumulative earnings approach or the nature of distribution approach to determine whether distributions received from the equity method investees are returns on investment (operating cash inflows) or returns of investment (investing cash inflows); and (5) in the absence of specific guidance, companies determine each separately identifiable cash source and classify the receipt or payment based on the nature of the cash flow. ASU 2016-15 is effective for the Company in annual periods in fiscal years beginning after December 15, 2018, and requires retrospective application. Companies must adopt all amendments at the same time. The Company adopted the ASU on January 1, 2019 and it did not have a significant impact on the Company’s consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which makes targeted improvements to the accounting for, and presentation and disclosure of, financial instruments. ASU 2016-01 requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income. ASU 2016-01 does not affect the accounting for investments that would otherwise be consolidated or accounted for under the equity method. The new standard also affects financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. The provisions of ASU 2016-01 are effective for the Company for annual periods in fiscal years beginning after December 15, 2018. The Company adopted the new standard on January 1, 2019, and it did not have a significant impact on the Company’s consolidated financial statements or related disclosures.

Recent Accounting Pronouncements – Issued but Not Effective

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use (ROU) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard is effective for the Company beginning January 1, 2020, with early adoption permitted. The Company expects to use the modified retrospective transition method with certain available transitional practical expedients. The standard will have a material impact on the Company’s consolidated balance sheets and related disclosures but will not have a material impact on our consolidated statements of income and comprehensive income. The Company currently estimates adoption of ASU 2016-02 will result in the recognition of ROU assets and lease liabilities for operating leases in the range of approximately $35,000 to $40,000 as of January 1, 2020. The difference between the ROU assets and lease liabilities represents the existing deferred rent liabilities, resulting from historical straight-lining of operating leases, which will be reclassified upon adoption to reduce the measurement of the ROU assets.

In January 2017, the FASB issued ASU 2017-04, Intangibles, Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment, which removes step 2 from the goodwill impairment test. As a result, an entity should perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting units’ fair value. The new standard is effective for the Company beginning January 1, 2020, with early adoption permitted. The Company does not expect a material impact on the Company’s consolidated financial statements.

In July 2018, the FASB issued ASU 2018-11, Lease (Topic 842) Targeted Improvements, which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions. The Company expects to adopt the new standard on January 1, 2020.

In August 2018, the FASB issued ASU 2018-15, Intangibles, Goodwill and Other, Internal-Use Software (Subtopic 350-40), which provides guidance to evaluate the accounting for fees paid by a customer in a cloud computing arrangement. If a cloud computing arrangement includes a license to internal-use-software, then the software license is accounted for by the customer in accordance with Subtopic ASC 350-40. An intangible asset is recognized for the software license and a liability also recognized. The new standard is effective for the Company beginning January 1, 2020, with early adoption permitted. The Company is currently evaluating the effect that ASU 2018-15 will have on its consolidated financial statements.

In October 2018, the FASB issued ASU 2018-17, Consolidation, Targeted Improvements to Related Party Guidance for Variable Interest Entities, which clarifies the determination as to whether a decision-making fee is a variable interest by requiring reporting entities to consider indirect interests held through related parties under common control on a proportional basis rather than as an equivalent of a direct interest in its entirety. The new standard is effective for the Company on January 1, 2020, with early adoption permitted. The Company is currently evaluating the effect that ASU 2018-17 will have on its consolidated financial statements.

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements — Continued

December 31, 2019 and 2018

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, which removes certain exceptions to the general principles in Topic 740 and improves consistent application of U.S. GAAP by clarifying and amending existing guidance. The new standard is effective for the Company on January 1, 2021, with early adoption permitted. The Company is currently evaluating the effect that ASU 2019-12 will have on its consolidated financial statements.

3. Business Combinations

On August 11, 2018, the Company entered into a unit purchase agreement to acquire Global Financial Private Capital, LLC, which was renamed Global Financial Private Capital, Inc. effective July 12, 2019, and Global Financial Advisory, LLC, for a purchase price of $55,000, subject to client attrition and working capital purchase price adjustments and closing conditions that included approval from the Committee on Foreign Investment in the United States (“CFIUS”). On April 16, 2019, the Company closed the acquisition and paid a final purchase price of $35,906, net of working capital and client attrition adjustments. The Company recorded goodwill of $26,583, adviser relationships of $14,250 and deferred tax assets of $4,344 in connection with the acquisition.

4. Variable Interest Entities

A Variable interest entity (“VIE”) is an entity that has either a total equity investment that is insufficient to finance its activities without additional subordinated financial support or whose equity investors lack the ability to control the entity’s activities. Under existing accounting guidance, a VIE is consolidated by its primary beneficiary, the party that has both the power to direct the activities that most significantly impact the economic performance of the VIE and holds a variable interest that could potentially be significant to the VIE.

The Company evaluates whether an entity is a VIE upon creation and upon the occurrence of significant events, such as a change in an entity’s assets or activities. The determination of whether the Company is the primary beneficiary involves performing a qualitative analysis of the VIE. The analysis includes its design, capital structure, contractual terms, including the rights of each variable interest holder, the activities of the VIE that most significantly impact its economic performance, and whether the Company has the power to direct those activities and the Company’s obligation to absorb losses or right to receive benefits significant to the VIE.

In 2015, the Company created a rabbi trust to support the Company’s Deferred Compensation Plan, under which certain employees may defer their compensation and the Company will contribute the amounts to the rabbi trust. The rabbi trust subsequently invests the deferred compensation into diversified securities, and upon distribution, settles the deferred obligation in cash, which settlement includes the deferred compensation principal and any investment appreciation. The Company selects the investment options available for participants and is the primary beneficiary of the assets upon insolvency. During the fourth quarter of 2019, the Company determined that the rabbi trust was a VIE and it was therefore consolidated. The VIE had investments at fair value of $6,885 and other long-term liabilities of $6,885 as of December 31, 2019. The VIE had other income and other expense of $1,089 related to the rabbi trust’s unrealized gains for the year ended December 31, 2019. The impact was immaterial as of and for the years ended December 31, 2018 and 2017 and therefore prior period amounts have not been adjusted.

5. Goodwill and Other Intangible Assets

Goodwill

The Company’s goodwill balance was $327,310 and $298,415 as of December 31, 2019 and 2018, respectively. The Company, which has one reporting unit, performed an annual test for goodwill impairment in October of the years ended December 31, 2019 and 2018, and determined that goodwill was not impaired. In addition, there have been no significant events or circumstances affecting the valuation of goodwill subsequent to the Company’s annual assessment.

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements — Continued

December 31, 2019 and 2018

Intangible Assets

Information regarding the Company’s intangible assets is as follows:

December 31, 2019	Gross carrying amount	Accumulated amortization	Net carrying amount	Estimated useful life
Indefinite-lived intangible assets:
Broker-dealer relationships	$570,480	$—	$570,480
Definite-lived intangible assets:
Trade names	45,830	(7,256)	38,574	17 years
Broker-dealer license	11,550	(1,829)	9,721	17 years
ATC regulatory status	23,300	(3,689)	19,611	17 years
GFPC adviser relationships	14,250	(721)	13,529	13 years
Total	$665,410	$(13,495)	$651,915

December 31, 2018	Gross carrying amount	Accumulated amortization	Net carrying amount	Estimated useful life
Indefinite-lived intangible assets:
Broker-dealer relationships	$570,480	$—	$570,480
Definite-lived intangible assets:
Trade names	45,830	(4,965)	40,865	18 years
Broker-dealer license	11,550	(1,251)	10,299	18 years
ATC regulatory status	23,300	(2,524)	20,776	18 years
Total	$651,160	$(8,740)	$642,420

The weighted average estimated remaining useful life at December 31, 2019 was 16.1 years for trade names, broker-dealer license, AssetMark Trust Company regulatory status and GFPC adviser relationships. Amortization expense for the years ended December 31, 2019, 2018 and 2017 was $4,755, $4,034 and $4,034, respectively.

Estimated amortization expense for definite‑lived intangible assets for future years is as follows:

Year Ended December 31:	Estimated amortization
2020	$5,052
2021	5,052
2022	5,052
2023	5,052
2024	5,052
2025 and thereafter	56,175
Total	$81,435

6. Accrued Expenses and Other Current Liabilities

The following table shows the breakdown of accrued expenses and other current liabilities:

	December 31, 2019	December 31, 2018
Accrued bonus	$17,209	$14,553
Compensation and benefits payable	7,591	5,882
Asset-based payables	3,718	4,041
Other accrued expenses	12,092	13,724
Total	$40,610	$38,200

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements — Continued

December 31, 2019 and 2018

7. Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

	December 31, 2019	December 31, 2018
Contractor liability	$3,083	$3,825
Deferred rent	1,150	1,272
Deferred compensation plan liability	6,885	—
Purchase commitments related to acquisition of GFPC	5,322	—
Total	$16,440	$5,097

8. Fair Value Measurements

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value in the consolidated balance sheets as of December 31, 2019 and 2018, based on the three-tier fair value hierarchy:

	December 31, 2019
	Fair Value	Level I	Level II	Level III
Assets:
Equity investment and alternative investment securities funds(1)	$390	$390	$—	$—
Assets to fund deferred compensation liability(2)	6,885	6,885	—	—
Total assets	$7,275	$7,275	$—	$—
Liabilities:
Deferred compensation liability(3)	$6,885	$6,885	$—	$—
Total liabilities	$6,885	$6,885	$—	$—

	December 31, 2018
	Fair Value	Level I	Level II	Level III
Assets:
Equity investment and alternative investment securities funds(1)	$333	$333	$—	$—
Total assets	$333	$333	$—	$—
(1)

The fair values of the Company’s equity investment and alternative investment securities funds are based on the month-end quoted market prices for the net asset value of the various funds and securities, which mature on a daily basis.

(2)

The rabbi trust asset fair value is based on the month-end quoted market prices for the net asset value of the various investment funds. The Company recognized unrealized gains of $1,089 and $0 related to this asset within the statements of income and comprehensive income for the years ended December 31, 2019 and 2018, respectively. See Note 4 for more details.

(3)

The deferred compensation liability is included in other non-current liabilities in the consolidated balance sheets and its fair market value is based on the month-end market prices for the net asset value of the various funds of the Company’s rabbi trust that the participants have selected. The Company recognized other expenses of $1,089 and $0 related to this liability within the statements of income and comprehensive income for the years ended December 31, 2019 and 2018, respectively. See Note 4 for more details. See Note 4 for more details.

9. Debt

On November 14, 2018, the Company executed a Credit Agreement with Credit Suisse AG for a $250,000 term loan (the “Term Loan”) and a revolving line of credit (the “Revolver”) that permits the Company to borrow up to $20,000. Both the Term Loan and the Revolver bear interest at (x) the London InterBank Offered Rate (“LIBOR”) plus a margin of 3.50%, with a step down to 3.25% or (y) the Alternate Base Rate, as defined and specified in the Credit Agreement, plus a margin of 2.50%, with a step down to 2.25%, in each case based on the Company’s achievement of a specified first-lien leverage ratio. Additionally, the Term Loan’s margin was reduced by 0.25% following the Company’s initial public offering. The Term Loan matures on November 14, 2025 and the Revolver matures on November 14, 2023. On July 26, 2019, the Company made a partial repayment of $125 million of the Company’s outstanding indebtedness under the Term Loan. The repayment was considered a substantial modification and the debt was considered partially extinguished. As of December 31, 2019, $123.7 million aggregate principal amount of the Term Loan remained outstanding and the

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements — Continued

December 31, 2019 and 2018

Revolver was undrawn. Interest expense was $12,269, $1,920 and zero for the years ended December 31, 2019, 2018 and 2017, respectively.

10. Asset-Based Expenses

Asset-based expenses incurred by the Company relating to the generation of asset-based revenue were:

	Year Ended December 31,
	2019	2018	2017
Strategist and manager fees	$102,480	$93,385	$77,013
Premier broker-dealer fees	10,197	8,107	6,084
Custody fees	6,187	6,208	7,106
Fund advisory fees	4,493	5,701	4,969
Marketing allowance	2,576	2,573	2,066
External managers	—	788	1,151
Other	52	1	12
Total	$125,985	$116,763	$98,401

11. Income Taxes

The income tax provision (benefit) was as follows:

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Current provision
Federal	$11,111	$12,921	$7,902
State	2,717	2,480	1,151
Total current provision	13,828	15,401	9,053
Deferred provision (benefit)
Federal	(970)	(1,846)	(88,913)
State	2,467	3,582	225
Total deferred provision (benefit)	1,497	1,736	(88,688)
Total income tax expense (benefit)	$15,325	$17,137	$(79,635)

Income taxes paid were $16,116, $19,497 and $4,773 for the years ended December 31, 2019, 2018 and 2017, respectively.

The reconciliation of the federal statutory tax rate to the effective income tax rate was as follows:

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Statutory U.S. federal income tax rate:	21.00%	21.00%	35.00%
Increase in rate resulting from:
Non-deductible meals & entertainment	1.09%	0.44%	1.01%
Equity compensation	48.75%	2.53%	12.52%
Executive compensation limitation	3.01%	—	—
State income tax, net of federal income tax effect	26.16%	8.51%	4.50%
Unrecognized tax benefits	2.98%	—	—
Other, net	(0.18)%	0.41%	0.84%
Research & development tax credit	—	(1.48)%	—
Federal deferred re-measurement due to change in federal tax rate	—	—	(465.57)%
Effective rate	102.81%	31.41%	(411.70)%

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements — Continued

December 31, 2019 and 2018

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law on December 22, 2017. Under the Tax Act, the corporate income tax rate is reduced from a maximum marginal rate of 35% to a flat 21% rate. Under ASC Topic 740, Income Taxes, total effect of tax rate changes on deferred tax balances is recorded as a component of the income tax provision related to continuing operations for the period in which the law is enacted, even if the assets and liabilities relate to other components of the financial statements, such as discontinued operations, a prior period business combination, or items of accumulated other comprehensive income. As a result, the Company’s deferred tax assets and liabilities were revalued using the enacted tax rate of 21% and the total tax effect on deferred tax balances was a tax benefit of $(90,055) during the year ended December 31, 2017. The Tax Act includes other provisions with effective dates for the Company beginning January 1, 2018 and beyond. The Company accounted for these provisions with changes to business-related income, exclusions, deductions and/or credits based on currently available information that is subject to interpretation and continues to evolve. Accounting for these items may be impacted by a number of additional considerations, including, but not limited to, the state-level income tax impacts of the Tax Act, clarifications of or changes to the Tax Act (including the issuance of final regulations), and additional guidance issued by the Securities and Exchange Commission or the Financial Accounting Standards Board.

The components of the net deferred income tax liability were as follows:

	December 31, 2019	December 31, 2018
Assets:
Accrued expenses	$8,159	$6,156
Federal benefit of state tax expense	5,132	4,094
State net operating loss carryforwards	14,065	14,231
Tax credit carryforwards	611	961
Other	3,436	884
Earn-out liability	—	2,117
Gross deferred income tax assets	31,403	28,443
Valuation allowance	—	—
Total deferred income tax assets	31,403	28,443
Liabilities:
Other intangible assets	161,028	159,095
Property and equipment, and capitalized software	19,906	20,237
Other	859	226
Total deferred income tax liabilities	181,793	179,558
Net deferred income tax liability	$150,390	$151,115

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. During 2019 and 2018, the Company evaluated the realizability of its net deferred tax assets based on available positive and negative evidence. The Company concluded that it is more likely than not that all of the benefits of the deferred tax assets will be realized. As a result, the Company has not established a valuation allowance.

The Company’s state net operating loss carryforwards amounted to $277,881 and $279,444 as of December 31, 2019 and 2018, respectively. It is expected that the utilization limitations of Internal Revenue Code Section 382 will cause $113,873 of the Company’s state net operating loss carryforwards to expire unused, and these amounts are not included in the Company’s gross deferred income tax asset. If unused, the Company’s state net operating loss carryforwards will expire beginning in 2027. The Company had state tax credit carryforwards of $338 and $831 as of December 31, 2019 and 2018, respectively, which do not expire and can be carried forward indefinitely.

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements — Continued

December 31, 2019 and 2018

The reconciliation of the beginning and ending amounts of unrecognized tax benefits was as follows:

	December 31, 2019	December 31, 2018
Balance, beginning of year	$530	$—
Increases related to prior year tax positions	2,707	—
Increases related to current year tax positions	164	530
Balance, end of year	$3,401	$530

The Company had unrecognized tax benefits of $3,401 and $530 as of December 31, 2019 and 2018, respectively, solely related to research and development tax credits and states in which the Company had nexus but did not file tax returns. The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate was $2,834 and $495 as of December 31, 2019 and 2018, respectively.

The consolidated statements of income and comprehensive income for the years ended December 31, 2019, 2018 and 2017 included $116, $0 and $0 of interest. The consolidated balance sheet included $107 and $0 of penalties related to unrecognized tax benefits as of December 31, 2019 and 2018, respectively.

The Company files U.S. Federal income tax returns and various state and local tax returns. The Company is no longer subject to U.S. Federal and state tax examinations for years through 2013.

12. Stockholders’ Equity

Each holder of Company common stock is entitled to one vote per share, to receive dividends and, upon liquidation or dissolution, to receive all assets available for distribution to such stockholder. The stockholders have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.

At the beginning of the year ended December 31, 2019, the Company was a wholly owned subsidiary of AssetMark Holdings LLC (“AssetMark Holdings”), which was organized for the purpose of Huatai Securities Co., Ltd.’s acquisition of the Company effective October 31, 2016. The following information represents the equity information of AssetMark Holdings and does not directly impact the outstanding common shares of the Company. The information is presented to provide information on the Class C common incentive units for which the Company continues to recognize share-based compensation. As of December 31, 2018, there were 100 shares of Company common stock owned by AssetMark Holdings.

Under the terms of the LLC Agreement, approved by all AssetMark Holdings’ common members in October 2016, three common unit classes were authorized and issued as follows:

•	Class A and B common units have equal rights and voting privileges

•	Class C common units are non-voting units that were issued to AssetMark employees as part of a share-based employee compensation arrangement (see Note 13).

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements — Continued

December 31, 2019 and 2018

The table below shows by unit class the number of units outstanding and the related capital contribution as of December 31, 2018. Service members are employees of the Company.

(in thousands except unit and share data)	Huatai International Investment Holdings Ltd	Service Members	Total
Class A common units
Capital contribution	$—	$4,069	$4,069
Common units	—	40,693	40,693
Class B common units
Capital contribution	$768,419	$6,980	$775,399
Common units	7,684,191	69,993	7,754,184
Class C common units
Capital contribution	$—	$14,540	$14,540
Common units	—	8,817	8,817
Total capital contribution			794,008
(less capital contributions held at Huatai International Investment Holdings Limited)			(158,846)
Total paid-in capital for Company at December 31, 2018			$635,162

On July 5, 2019, the Company filed an amended and restated certificate of incorporation effecting a 661,500-for-one forward stock split. The par value was adjusted to $0.001 per share of common stock in connection with such filing. The number of authorized shares of common stock was increased to 675,000,000 and 75,000,000 shares of preferred stock were authorized to be issued; no preferred stock had been issued as of December 31, 2019. All share and per share data shown in the consolidated financial statements and related notes thereto have been retroactively revised to reflect the forward stock split.

On July 17, 2019, immediately following the pricing of its initial public offering (the “IPO”), AssetMark Holdings liquidated and dissolved and distributed shares of the Company’s common stock to its members as follows: holders of Class A Common Units and Class B Common Units of AssetMark Holdings received an aggregate of 59,840,951 shares of the Company’s common stock, and holders of Class C Common Units of AssetMark Holdings received an aggregate number of restricted stock awards equal to 6,309,049 shares of the Company’s common stock. Upon such liquidation and dissolution, the Company ceased to be a wholly owned subsidiary of AssetMark Holdings. On July 22, 2019, the Company completed its IPO, in which the Company issued and sold an aggregate of 6,250,000 shares of its common stock at a price to the public of $22.00 per share. The Company received aggregate net proceeds of $124.1 million from the IPO after deducting underwriting discounts and commissions and expenses payable by the Company. As of December 31, 2019, the Company had authorized 675,000,000 shares of common stock and 75,000,000 shares of preferred stock, both with a par value of $0.001 per share. As of December 31, 2019, 72,390,080 shares of common stock and zero shares of preferred stock were issued and outstanding.

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements — Continued

December 31, 2019 and 2018

13. Share-Based Employee Compensation

Pre-IPO

Incentive Units

AssetMark Holdings granted share-based compensation in the form of Class C common units (or incentive units) to all officers of the Company in November 2016 pursuant to the terms of the LLC Agreement. The Company had authorized 151,188 incentive units as of December 31, 2018.

The incentive units have both service and performance vesting provisions. The incentive units are divided into two tranches: one tranche consists of “time vesting units” with a service condition while the other tranche consists of “performance vesting units” with both service and market conditions. The fair value of both time vesting units and performance vesting units is measured on grant date and remeasured to fair value at the end of each reporting period. Compensation cost for the time vesting units and performance vesting units is recognized on a straight-line basis over a 5-year requisite service period for 50% of the units and over an 8-year requisite service period for the remaining 50% of the units. An implied service period of 8 years is inferred from the performance condition of the performance vesting units because the performance conditions may be met at multiple dates (i.e. following the 4th, 5th, 6th, 7th and 8th anniversaries of the issuance date). The requisite service period is based on the longer of the derived service period, implicit or explicit service periods.

The Company recorded share-based compensation expense related to the Class C common incentive units of $11,407, $6,568 and $6,920 for the years ended December 31, 2019, 2018 and 2017, respectively. These amounts were included in employee compensation in the accompanying consolidated statements of income and comprehensive income.

For purposes of determining the fair value of the share-based payment awards on the date of the grant and at the end of each reporting period, the Company used a Monte Carlo simulation to evaluate a number of possible outcomes. While the Class C common units have no expiration date, the Company forecasted the possible value of the common units 8 years in the future.

Management will periodically evaluate the assumption and methodologies used to calculate the fair value of the share-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies.

Valuation assumptions:	2018	2017
Risk free rate	2.49%	2.32%
Expected volatility	35.0%	37.2%
Dividend yield	0%	0%
Discount for lack of marketability	15.2%	18.4%

Incentive unit activity during the year ended December 31, 2018 was as follows:

	Number of units	Weighted-average remaining contractual term (years)
Balance at December 31, 2017	8,550.13	6.87
Granted	283.37	7.47
Forfeited	(16.67)	7.58
Balance at December 31, 2018	8,816.83	5.93

There were no vested units as of December 31, 2018 and 2017. There were zero and $29,051 of total unrecognized compensation cost related to unvested Class C common incentive unit awards as of December 31, 2019 and 2018, respectively. There were additional 120.02 Class C units granted in the three months ended March 31, 2019. The Class C common incentive units were cancelled and new restricted stock awards were distributed on July 17, 2019.

Post-IPO

On July 3, 2019, the Company’s Board of Directors adopted, and the Company’s sole stockholder approved, the 2019 Equity Incentive Plan (the “Plan”), which became effective on July 17, 2019, the date of effectiveness of the Company’s IPO registration

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements — Continued

December 31, 2019 and 2018

statement on Form S-1. As of December 31, 2019, 4,801,954 shares were available for issuance under the Plan, which amount excluded the 85,737 shares of common stock subject to restricted stock units granted under the Plan immediately following the pricing of the IPO.

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

Shares underlying the RSAs are presented as outstanding on the consolidated balance sheets and consolidated statements of stockholders’ equity, as the shares have voting and dividend rights and are thus considered legally outstanding. However, 5,257,541 of these shares for the year ended December 31, 2019 have been excluded from the respective net loss per share calculations because the shares are considered contingently issuable as they are unvested.

Share-based compensation expense related to the RSAs was $23,198 for the year ended December 31, 2019.

There was $89,843 of total unrecognized compensation cost related to unvested RSAs granted under the Plan as of December 31, 2019. These costs are expected to be recognized over a weighted average period of 1.9 years as of December 31, 2019.

Stock Options

In connection with the IPO, the Company issued options to certain officers to acquire an aggregate of 918,981 shares of the Company’s common stock outside of the Plan, with an exercise price of $22 dollars per share. Each of these options is scheduled to vest and become exercisable in substantially equal installments on each of the first three anniversaries of July 18, 2019.

Share-based compensation expense related to the stock options was $1,067 for the year ended December 31, 2019.

The following weighted average assumptions were used to value options granted during the year ended December 31, 2019:

2019
Risk free rate	1.9%
Expected volatility	32.8%
Dividend yield	0%
Expected terms (in years)	6.0

Stock option activity during the year ended December 31, 2019 is as follows:

	Number of options	Weighted-average exercise price	Aggregate intrinsic value	Weighted-average remaining contractual term (years)
Balance at December 31, 2018	—			—
Granted	918,981	$22.00
Forfeited	(10,206)	22.00
Balance at December 31, 2019	908,775	22.00	$6,380	9.6

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements — Continued

December 31, 2019 and 2018

There were zero options vested as of December 31, 2019.

The weighted average grant date fair value per share of options granted were $7.73 for the year ended December 31, 2019. There was $5,960 of total unrecognized compensation cost related to unvested stock options granted under the Plan as of December 31, 2019. These costs are expected to be recognized over a weighted-average period of 2.6 years as of December 31, 2019.

Restricted Stock Units

Also in connection with the IPO, the Company issued restricted stock units (“RSUs”) to certain officers covering an aggregate of 85,737 shares of the Company’s common stock under the Plan. Each of these RSUs is scheduled to vest in substantially equal installments on each of the first three anniversaries of July 18, 2019.

RSU activity during the year ended December 31, 2019 was as follows:

	Number of RSUs	Weighted-average grant-date fair value
Balance at December 31, 2018	—
Granted	115,737	$22.78
Forfeited	(1,693)	22.00
Balance at December 31, 2019	114,044	22.79

Share-based compensation expense related to the RSUs was $530 for the year ended December 31, 2019.

There was $2,041 of total unrecognized compensation cost related to unvested RSUs granted under the plan as of December 31, 2019. These costs are expected to be recognized over a weighted average period of 2.6 years as of December 31, 2019. The total fair value of RSUs vested was zero during the year ended December 31, 2019.

14. Employee Benefit Plan

The Company has a tax-qualified defined contribution plan (the “Benefit Plan”). All full-time and part-time employees are eligible to participate in the Benefit Plan upon hire. The Benefit Plan provides retirement benefits, including provisions for early retirement and disability benefits, as well as a tax-deferred savings feature. Participants must attain two years of service to reach full vesting on Company matching contributions. The Company contributed $4,811, $3,334 and $2,985 to the Benefit Plan for the years ended December 31, 2019, 2018 and 2017, respectively.

15. Commitments and Contingencies

Litigation

The Company faces the risk of litigation and regulatory investigations and actions in the ordinary course of operating the Company’s businesses, including the risk of class action lawsuits. The Company’s pending legal and regulatory actions include proceedings specific to the Company and others generally applicable to business practices in the industries in which the Company operates. Plaintiffs in class action and other lawsuits against the Company may seek very large or indeterminate amounts which may remain unknown for substantial periods of time. The Company is also subject to litigation arising out of the Company’s general business activities such as the Company’s contractual and employment relationships. In addition, the Company is also subject to various regulatory inquiries, such as information requests, subpoenas, books and record examinations and market conduct and financial examinations from state, federal and other authorities. A substantial legal liability or a significant regulatory action against the Company could have an adverse effect on the Company’s business, financial condition and results of operations. Moreover, even if the Company ultimately prevails in the litigation, regulatory action or investigation, the Company could suffer significant reputational harm, which could have an adverse effect on the Company’s business, financial condition or results of operations.

The Company is subject to various other legal proceedings. In the opinion of management, after discussions with legal counsel, the ultimate resolution of these matters will not have a material effect on the consolidated financial condition, results of operations or cash flows of the Company.

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements — Continued

December 31, 2019 and 2018

Operating Lease Obligations

The Company has various lease obligations for field offices throughout the United States. These obligations are part of a normal business function. As of December 31, 2019, aggregate minimum future rental commitments under these leases are as follows:

Year Ended December 31:	Cash obligations
2020	$3,267
2021	5,244
2022	5,701
2023	5,749
2024 and thereafter	25,263
Total	$45,224

Total rental expense of $3,629, $3,126 and $2,858 under operating leases were charged to operations for the years ended December 31, 2019, 2018 and 2017, respectively, and was included in general and operating expenses in the consolidated statements of income and comprehensive income.

16. Net Capital and Minimum Capital Requirements

AssetMark Trust Company, regulated by the Arizona Department of Financial Institutions (“ADFI”) is required by state regulation 6-856 to maintain $7,750 and $5,750 in liquid capital (as defined by the ADFI) based on asset levels as of December 31, 2019 and 2018, respectively.

AssetMark Brokerage, LLC, regulated by the SEC, is required to maintain $6 and $18 in net capital (as defined by the SEC) as of December 31, 2019 and 2018, respectively.

As of December 31, 2019 and 2018, these entities have met the liquid capital requirements set forth by their respective regulatory authority.

17. Related Party Transactions

In December 2018, the Company paid cash dividends and return of capital to AssetMark Holdings, LLC totaling $233,846.

Additionally, due to the outstanding Class C common units being accounted for as a liability-classified award in 2018 and prior periods, AssetMark Holdings maintained an investment in the Company and an offsetting share-based compensation liability of $14,014 as of December 31, 2018, which represented the estimated value of the share-based employee compensation. The Company recorded these amounts as expense and an increase to paid-in capital.

See Note 13 for more detail on the share-based employee compensation.

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements — Continued

December 31, 2019 and 2018

18. Net Income (Loss) Per Share Attributable to Common Stockholders

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and restricted stock units, if dilutive.

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income per (loss) share attributable to common stockholders:

	Year Ended December 31,
	2019	2018	2017
Basic income (loss) per share calculation:
Net income (loss)	$(420)	$37,426	$98,978

Weighted average shares used in computing net income (loss) per share, basic and diluted	66,298,553	66,150,000	66,150,000
Net income (loss) per share, basic and diluted	$(0.01)	$0.57	$1.50

Since the Company was in a loss position for the year ended 2019, basic net loss per share is the same as diluted net loss per share, as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would have been anti-dilutive were as follows:

	As of December 31,
	2019	2018	2017
RSAs	5,247,621	—	—
Stock Options	908,775	—	—
RSUs	114,044	—	—
Total	6,270,440	—	—

19. Subsequent Events

On September 30, 2019, the Company entered into a unit purchase agreement to acquire WBI OBS Financial, LLC, subject to closing conditions that include approval from CFIUS. On February 29, 2020, the Company closed the acquisition and paid a final purchase price of $21,496, net of working capital adjustments.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective, at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm as permitted during the transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We maintain a set of Corporate Standards applicable to all of our employees, including our Chief Executive Officer and Chief Financial Officer, which is a “Code of Ethics for Senior Financial Officers” as defined by applicable rules of the SEC. These standards are publicly available on our website at ir.assetmark.com. If we make any amendments to these standards other than technical, administrative or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of these standards, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website at ir.assetmark.com or in a Current Report on Form 8-K filed with the SEC.

The remaining information required by this Item, including information about our Directors, Executive Officers and Audit Committee, is incorporated by reference to the definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2019 pursuant to Regulation 14A.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2019 pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2019 pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2019 pursuant to Regulation 14A.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2019 pursuant to Regulation 14A.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements

The information concerning our financial statements and the Report of Independent Registered Public Accounting Firm required by this Item are incorporated by reference herein to the section of this Annual Report on Form 10-K in Item 8 titled “Consolidated Financial Statements and Supplementary Data.”

(b)	Exhibits

See the Exhibit Index immediately following the section of this Annual Report on Form 10-K in Item 16 titled “Form 10-K Summary.”

(c)	Financial Statement Schedules

All schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedules, or because the information required is included in the section of this Annual Report on Form 10-K in Item 8 titled the “Consolidated Financial Statements and Supplementary Data.”

Item 16. Form 10-K Summary

Not applicable.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company	S-1/A	333-232312	3.1	July 8, 2019
3.2	Amended and Restated Bylaws of the Company	8-K	001-38980	3.1	July 22, 2019
4.1	Form of Common Stock Certificate	S-1/A	333-232312	4.1	July 8, 2019
4.2	Registration Rights Agreement by and between the Company and Huatai International Investment Holdings Limited, dated as of July 17, 2019	10-Q	001-38980	4.1	August 28, 2019
4.3	Description of Capital Stock					X
10.1	Credit Agreement by and among the Company, AssetMark Holdings LLC, Credit Suisse AG, Cayman Islands Branch and the lenders party thereto, dated as of November 14, 2018, as amended on June 28, 2019	S-1/A	333-232312	10.2	July 8, 2019
10.2	Third Amendment to Office Lease for facilities at 1655 Grant Street, Concord, California, dated May 29, 2019	10-Q	001-38980	10.2	August 28, 2019
10.2	Form of Indemnification Agreement between the Company and each of its directors and executive officers	S-1	333-232312	10.12	June 24, 2019
10.3#	Amended and Restated Employment Agreement by and between the Company and Charles Goldman, dated August 28, 2019	8-K	001-38980	10.1	August 28, 2019
10.4#	2019 Equity Incentive Plan and forms of Restricted Stock Award Agreement and Restricted Stock Unit Award Agreement	S-1/A	333-232312	10.10	July 10, 2019
10.5#	Form of Stock Option Award Notice and Agreement	S-1/A	333-232312	10.11	July 10, 2019
21.1	Subsidiaries of the Company					X
23.1	Consent of KPMG LLP, independent registered public accounting firm					X
23.2	Consent of Crowe LLP, independent registered public accounting firm					X
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
*

The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates them by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Concord, California, on the day of March 13, 2020.

ASSETMARK FINANCIAL HOLDINGS, INC.

By:	/s/ Charles Goldman
Charles Goldman
Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Charles Goldman and Gary Zyla, and each of them, as his or her true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their, his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Act, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles Goldman Charles Goldman	Director and Chief Executive Officer (principal executive officer)	March 13, 2020

/s/ Gary Zyla Gary Zyla	Chief Financial Officer (principal financial officer)	March 13, 2020

/s/ John Hahn John Hahn	Senior Vice President, Finance (principal accounting officer)	March 13, 2020

/s/ Xiaodan Liu Xiaodan Liu	Chairman of the Board	March 13, 2020

/s/ Rohit Bhagat Rohit Bhagat	Director	March 13, 2020

/s/ Patricia Guinn Patricia Guinn	Director	March 13, 2020

/s/ Bryan Lin Bryan Lin	Director	March 13, 2020

/s/ Ying Sun Ying Sun	Director	March 13, 2020

/s/ Yi Zhou Yi Zhou	Director	March 13, 2020