Form 10-Q
period 2020-03-31
AssetMark Financial Holdings, Inc.
filed 2020-05-13
CIK 1591587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 30, 2020, the number of shares of the registrant’s common stock outstanding was 72,390,080.

ASSETMARK FINANCIAL HOLDINGS, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology that conveys uncertainty of future events or outcomes. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance and financial results, our anticipated growth strategies and anticipated trends in our business, our expectations regarding our industry outlook, market position, liquidity and capital resources, acquisition targets, addressable market, investments in new products, services and capabilities, our ability to close and execute on strategic transactions, our ability to comply with existing, modified and new laws and regulations applying to our business, and the impacts of the COVID-19 pandemic on our operations, demand from our customers and end investors and our operating results. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed in section titled “Risk Factors.” Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. We are under no duty to update any of these forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our prior statements to actual results or revised expectations, except as required by law. In addition, “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements as predictions of future events.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

AssetMark Financial Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands except share data and par value)

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$80,161	$96,341
Restricted cash	8,500	9,000
Investments, at fair value	6,888	7,275
Fees and other receivables, net	12,199	9,679
Income tax receivable, net	5,878	3,994
Other current assets	12,135	6,565
Total current assets	125,761	132,854
Property, plant and equipment, net	7,207	7,067
Capitalized software, net	69,372	69,814
Other intangible assets, net	660,089	651,915
Operating lease right-of-use assets	32,682	—
Goodwill	338,623	327,310
Total assets	$1,233,734	$1,188,960
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$600	$967
Accrued liabilities and other current liabilities	34,767	40,610
Total current liabilities	35,367	41,577
Long-term debt, net	121,770	121,692
Other long-term liabilities	14,480	16,440
Long-term portion of operating lease liabilities	36,608	—
Deferred income tax liabilities, net	150,724	150,390
Total long-term liabilities	323,582	288,522
Total liabilities	358,949	330,099
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.001 par value (675,000,000 shares authorized and 72,390,080 shares issued and outstanding as of March 31, 2020 and December 31, 2019)	72	72
Additional paid-in capital	809,594	796,406
Retained earnings	65,119	62,383
Total stockholders’ equity	874,785	858,861
Total liabilities and stockholders’ equity	$1,233,734	$1,188,960

The accompanying notes are an integral part of the condensed consolidated financial statements.

AssetMark Financial Holdings, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands except share and per share data)

	Three Months Ended March 31,
	2020	2019
Revenue:
Asset-based revenue	$105,650	$83,063
Spread-based revenue	7,951	7,549
Other revenue	1,289	1,702
Total revenue	114,890	92,314
Expenses:
Asset-based expenses	35,015	28,102
Spread-based expenses	1,289	478
Employee compensation	43,497	31,885
General and operating expenses	19,365	12,292
Professional fees	3,831	2,386
Depreciation and amortization	8,409	6,896
Total expenses	111,406	82,039
Interest expense	1,627	4,024
Other expense	50	—
Income before income taxes	1,807	6,251
Provision for (benefit from) income taxes	(929)	3,440
Net income	2,736	2,811
Unrealized gain on investments, net of tax	—	16
Net comprehensive income	$2,736	$2,827
Net income per share attributable to common shareholder:
Net income per share, basic and diluted	$0.04	$0.04
Weighted average number of common shares outstanding, basic	67,142,459	66,150,000
Weighted average number of common shares outstanding, diluted	69,317,261	66,150,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

AssetMark Financial Holdings, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

For the three months ended March 31, 2020 and 2019

(in thousands except share data)

	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	earnings	income	equity
Balance at December 31, 2018	66,150,000	$66	$635,096	$63,846	$3	$699,011
Net income	—	—	—	2,811	—	2,811
Other comprehensive income	—	—	—	—	16	16
Share-based employee compensation	—	—	5,226	—	—	5,226
Balance at March 31, 2019	66,150,000	$66	$640,322	$66,657	$19	$707,064

Balance at December 31, 2019	72,390,080	$72	$796,406	$62,383	$—	$858,861
Net income	—	—	—	2,736	—	2,736
Share-based employee compensation	—	—	13,188	—	—	13,188
Balance at March 31, 2020	72,390,080	$72	$809,594	$65,119	$—	$874,785

The accompanying notes are an integral part of the condensed consolidated financial statements.

AssetMark Financial Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,736	$2,811
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	8,409	6,896
Interest	78	172
Deferred income taxes	522	(132)
Share-based compensation	13,188	5,226
Changes in certain assets and liabilities:
Fees and other receivables, net	(1,835)	(3,755)
Other current assets	944	(815)
Accounts payable, accrued expenses and other liabilities	(12,909)	(10,694)
Income tax receivable and payable	(1,884)	3,060
Net cash provided by operating activities	9,249	2,769
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of OBS, net of cash received	(18,404)	—
Purchase of investments	(1,014)	(308)
Purchase of property and equipment	(416)	(93)
Purchase of computer software	(6,095)	(4,619)
Net cash used in investing activities	(25,929)	(5,020)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	—	(625)
Net cash (used in) provided by financing activities	—	(625)
Net change in cash, cash equivalents, and restricted cash	(16,680)	(2,876)
Cash, cash equivalents, and restricted cash at beginning of period	105,341	112,354
Cash, cash equivalents, and restricted cash at end of period	$88,661	$109,478
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$365	$—
Interest paid	$1,547	$3,852
Non-cash operating activities:		—
Non-cash changes to right-of-use assets	$38,495	$—
Non-cash changes to lease liabilities	$39,839	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

All dollar amounts presented are in thousands other than per share amounts.

Note 1. Organization and Nature of Business

These unaudited condensed consolidated financial statements include AssetMark Financial Holdings, Inc. and its subsidiaries, which include AssetMark Financial, Inc., which is the parent company of AssetMark, Inc., AssetMark Trust Company, AssetMark Brokerage, LLC, AssetMark Retirement Services, Inc., Global Financial Private Capital, Inc., Global Financial Advisory, LLC, WBI OBS Financial, LLC, OBS Financial, Inc. and OBS Financial Services, Inc. (collectively, the “Company”).

The Company’s legal entity structure as of March 31, 2020 was as follows:

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

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

OBS Financial Services, Inc. (“OBS”) is a registed investment advisor that was incorporated under the laws of the State of Delaware on November 2, 2005. OBS provides a broad suite of integrated wealth management services for institutional and individual investors. WBI OBS Financial, LLC (“OBL”) is a limited liability company that was formed under the laws of the State of Ohio on October 6, 2011. OBL is a holding company whose only assets are the share of common stock of OBS Holdings, Inc. (“OBF”). OBF is a corporation that was incorporated under the laws of the State of Ohio on April 14, 2000. OBF is a holding company whose only assets are the shares of common stock of OBS. See Note 3 for additional details on the acquisition completed during the quarter ended March 31, 2020.

Note 2. Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation have been included. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ended December 31, 2020 or any future period. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Risks and Uncertainties

The outbreak of COVID-19 has rapidly evolved into a pandemic and has adversely impacted global commercial activities. Given the uncertainty around the duration and extent of the COVID-19 pandemic, management cannot accurately predict at this time the potential impact on the Company’s results of operations, financial condition or liquidity, although management expects that it will adversely affect the Company’s operations and operating results in the second quarter for 2020 and subsequent periods.

Estimates and assumptions about future events and their effects on the Company cannot be determined with certainty and therefore require the exercise of judgment. The Company is not aware of any specific events or circumstances that would require the Company to update its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. The Company will update the estimates and assumptions underlying the consolidated financial statements in future periods as events and circumstances develop.

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Recent Accounting Pronouncements – Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The Company adopted the new standard on January 1, 2020 using the modified retrospective transition method with certain available transitional practical expedients. The Company has elected to apply the short-term lease exemption to all of its classes of underlying assets. The standard had a material impact on the Company’s condensed consolidated balance sheets, but did not have an impact on the Company’s condensed consolidated statements of comprehensive income. The most significant impact was the recognition of right-to-use (“ROU”) assets and lease liabilities for operating leases. Adoption of the standard had no impact to previously reported results. The Company determines if an arrangement is a lease at inception. Operating leases are included in the other current assets, operating lease ROU assets, accrued liabilities and other current liabilities, and long-term portion of operating lease liabilities on the Company’s condensed consolidated balance sheets. The Company does not have material finance leases. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligations to make payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the remaining lease term. The Company uses an estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components. The Company has elected the practical expedient to exclude the non-lease component as part of the lease component for all asset classes. The majority of the Company’s lease agreements are facility leases. The Company’s leases have a weighted-average lease term of 7.8 years and used a weighted-average discount rate of 3.63% as of March 31, 2020.

Future minimum lease payments under non-cancellable leases as of March 31, 2020 is as follows:

Remainder of 2020	$2,906
2021	5,525
2022	5,873
2023	5,710
2024	6,084
2025 and thereafter	19,662
Total	$45,760

In January 2017, the FASB issued ASU 2017-04, Intangibles, Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment, which removes step 2 from the goodwill impairment test. As a result, an entity should perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company adopted the ASU on January 1, 2020 and it did not have a significant impact on the Company’s consolidated financial statements and related disclosures.

In July 2018, the FASB issued ASU 2018-11, Lease (Topic 842) Targeted Improvements, which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions. The Company adopted the ASU on January 1, 2020 and it did not have a significant impact on the Company’s consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles, Goodwill and Other, Internal-Use Software (Subtopic 350-40), which provides guidance to evaluate the accounting for fees paid by a customer in a cloud computing arrangement. If a cloud computing arrangement includes a license to internal-use-software, then the software license is accounted for by the customer in accordance with Subtopic ASC 350-40. An intangible asset is recognized for the software license and a liability also recognized. The Company adopted the ASU on January 1, 2020 and it did not have a significant impact on the Company’s consolidated financial statements and related disclosures.

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

In October 2018, the FASB issued ASU 2018-17, Consolidation, Targeted Improvements to Related Party Guidance for Variable Interest Entities, which clarifies the determination as to whether a decision-making fee is a variable interest by requiring reporting entities to consider indirect interests held through related parties under common control on a proportional basis rather than as an equivalent of a direct interest in its entirety. The Company adopted the ASU on January 1, 2020 and it did not have a significant impact on the Company’s consolidated financial statements and related disclosures.

Recent Accounting Pronouncements – Not Yet Adopted

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

Note 3. Acquisition of WBI OBS Financial, LLC

On September 30, 2019, the Company entered into a unit purchase agreement to acquire WBI OBS Financial, LLC, subject to closing conditions that included approval from the Committee on Foreign Investment in the United States (“CFIUS”). On February 29, 2020, the Company closed the acquisition and paid a final purchase price of $21,496, net of working capital adjustments. The Company recorded goodwill of $11,313, adviser and trust relationships of $9,500 and deferred tax assets of $188 in connection with the acquisition.

Note 4. Goodwill and Intangible Assets

Goodwill

The Company’s goodwill balance was $338,623 and $327,310 as of March 31, 2020 and December 31, 2019, respectively. The Company, which has one reporting unit, performed an annual test for goodwill impairment in December for the years ended December 31, 2019 and 2018 and determined that goodwill was not impaired. The Company performed a qualitative test for goodwill impairment related to the COVID-19 pandemic and determined that an additional quantitative test was not necessary. Goodwill was not impaired as of March 31, 2020.

Intangible Assets

Information regarding the Company’s intangible assets is as follows:

March 31, 2020	Gross carrying amount	Accumulated amortization	Net carrying amount	Estimated useful life
Indefinite-lived intangible assets:
Broker-dealer relationships	$570,480	$—	$570,480
Definite-lived intangible assets:
Trade names	45,830	(7,830)	38,000	17 years
Broker-dealer license	11,550	(1,973)	9,577	17 years
ATC regulatory status	23,300	(3,980)	19,320	17 years
GFPC adviser relationships	14,250	(975)	13,275	13 years
OBS adviser and trust relationships	9,500	(63)	9,437	12 years
Total	$674,910	$(14,821)	$660,089

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019	Gross carrying amount	Accumulated amortization	Net carrying amount	Estimated useful life
Indefinite-lived intangible assets:
Broker-dealer relationships	$570,480	$—	$570,480
Definite-lived intangible assets:
Trade names	45,830	(7,256)	38,574	17 years
Broker-dealer license	11,550	(1,829)	9,721	17 years
ATC regulatory status	23,300	(3,689)	19,611	17 years
GFPC adviser relationships	14,250	(721)	13,529	13 years
Total	$665,410	$(13,495)	$651,915

The weighted average estimated remaining useful life was 14.9 years for trade names, the broker-dealer license, ATC regulatory status, GFPC adviser relationships and OBS adviser and trust relationships as of March 31, 2020. Amortization expense for definite-lived intangible assets was $1,326 and $1,009 for the three months ended March 31, 2020 and 2019, respectively. The Company performed an annual test for intangible assets impairment in December for the years ended December 31, 2019 and 2018 and determined that intangible assets were not impaired. The Company performed a test for intangible assets impairment due to the COVID-19 pandemic and determined that intangible assets were not impaired as of March 31, 2020.

The expected future amortization expense for intangible assets as of March 31, 2020 is as follows:

Remainder of 2020	$4,353
2021	5,803
2022	5,803
2023	5,803
2024	5,803
2025 and thereafter	62,044
Total	$89,609

Note 5. Accrued Liabilities and Other Current Liabilities

The following table shows the breakdown of accrued expenses and other current liabilities:

	March 31, 2020	December 31, 2019
Accrued bonus	$6,157	$17,209
Compensation and benefits payable	7,821	7,591
Asset-based payables	4,273	3,718
Other accrued expenses	16,516	12,092
Total	$34,767	$40,610

Note 6. Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

	March 31, 2020	December 31, 2019
Contractor liability	$2,805	$3,083
Deferred compensation plan liability	6,529	6,885
Purchase commitments related to acquisition of GFPC	5,146	5,322
Deferred rent	—	1,150
Total	$14,480	$16,440

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 7. Fair Value Measurements

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value in the consolidated balance sheets as of March 31, 2020 and December 31, 2019, based on the three-tier fair value hierarchy:

	March 31, 2020
	Fair Value	Level I	Level II	Level III
Assets:
Equity investment and alternative investment securities funds(1)	$359	$359	$—	$—
Assets to fund deferred compensation liability(2)	6,529	6,529	—	—
Total assets	$6,888	$6,888	$—	$—
Liabilities:
Deferred compensation liability(3)	$6,529	$6,529	$—	$—
Total liabilities	$6,529	$6,529	$—	$—

	December 31, 2019
	Fair Value	Level I	Level II	Level III
Assets:
Equity investment and alternative investment securities funds(1)	$390	$390	$—	$—
Assets to fund deferred compensation liability(2)	6,885	6,885	—	—
Total assets	$7,275	$7,275	$—	$—
Liabilities:
Deferred compensation liability(3)	$6,885	$6,885	$—	$—
Total liabilities	$6,885	$6,885	$—	$—
(1)

The fair value of the Company’s rabbi trust, which is comprised of equity investment and alternative investment securities funds, is based on the month-end quoted market prices for the net asset value of the various funds and securities, which mature on a daily basis.

(2)

The deferred compensation asset fair value is based on the month-end quoted market prices for the net asset value of the various investment funds. The Company recognized unrealized (loss) gains of $(1,370) and $1,089 related to this asset within the statements of income and comprehensive income for the three months ended March 31, 2020 and year ended December 31, 2019, respectively.

(3)

The deferred compensation liability is included in other non-current liabilities in the consolidated balance sheets and its fair market value is based on the month-end market prices for the net asset value of the various funds of the Company’s rabbi trust in which the participants have selected. The Company recognized other expenses of $(1,370) and $1,089 related to this liability within the statements of income and comprehensive income for the three months ended March 31, 2020 and the year ended December 31, 2019, respectively.

Note 8. Asset-Based Expenses

Asset-based expenses incurred by the Company relating to the generation of asset-based revenues are as follows:

	Three Months Ended March 31,
	2020	2019
Strategist and manager fees	$28,442	$22,460
Premier broker-dealer fees	3,059	2,092
Custody fees	1,530	1,174
Fund advisory fees	1,081	1,718
Marketing allowance	903	515
External managers	—	142
Other	—	1
Total	$35,015	$28,102

Note 9. Debt

On November 14, 2018, the Company executed a Credit Agreement with Credit Suisse AG for a $250,000 term loan (the “Term Loan”) and a revolving line of credit (the “Revolver”) that permits the Company to borrow up to $20,000. The Term Loan matures on November 14, 2025 and the Revolver matures on November 14, 2023. On July 26, 2019, the Company made a partial repayment of

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

$125 million of the Company’s outstanding indebtedness under the Term Loan. The repayment was considered a substantial modification and the debt was considered partially extinguished. As of March 31, 2020, $123.7 million aggregate principal amount of the Term Loan remained outstanding and the Revolver was undrawn. As of March 31, 2020, both the Term Loan and Revolver bear interest at the London InterBank Offered Rate (“LIBOR”) plus a margin of 3.0%. Interest expense was $1,627 and $4,024 for the three months ended March 31, 2020 and 2019, respectively.

Note 10. Share-Based Compensation

On July 3, 2019, the Company’s Board of Directors adopted, and the Company’s sole stockholder approved, the 2019 Equity Incentive Plan (the “2019 Equity Incentive Plan”), which became effective on July 17, 2019, the date of effectiveness of the Company’s IPO registration statement on Form S-1. As of March 31, 2020, 4,801,954 shares were available for issuance under the 2019 Equity Incentive Plan, which amount excluded the 85,737 shares of common stock subject to restricted stock units granted under the 2019 Equity Incentive Plan immediately following the pricing of the IPO.

Restricted Stock Awards

Prior to the liquidation and dissolution of AssetMark Holdings and the IPO, all officers and certain sales employees of AssetMark Holdings held Class C Common Units of AssetMark Holdings, which were intended to be treated as profits interests. Immediately following the pricing of the IPO, AssetMark Holdings liquidated and dissolved and distributed shares of the Company’s common stock to its members, including an aggregate number of restricted stock awards (“RSAs”) equal to 6,309,049 shares of the Company’s common stock to the holders of the Class C Common Units of AssetMark Holdings.

These RSAs are subject to the same vesting schedule as the Class C Common Units of AssetMark Holdings, with 50% of the RSAs scheduled to vest in three (3) equal installments on the third, fourth and fifth anniversaries of November 18, 2016 subject to the recipient’s continued employment through the vesting date, and 50% subject to the recipient’s continued employment through February 1, 2021 and the satisfaction of a performance-based vesting condition. The performance condition for these RSAs was deemed to have been satisfied in connection with the IPO. The time-based vesting condition for these RSAs will be satisfied upon the holder’s continued service with the Company through November 2021. In the event that the vesting conditions are not satisfied for any portion of an award, the shares covered by such RSAs will transfer automatically to the Company.

Share-based compensation expense related to the RSAs was $12,252 for the three months ended March 31, 2020.

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

Share-based compensation expense related to the stock options was $583 for the three months ended March 31, 2020.

Restricted Stock Units

Also in connection with the IPO, the Company issued restricted stock units (“RSUs”) to certain officers and sales employees covering an aggregate of 85,737 shares of the Company’s common stock under the 2019 Equity Incentive Plan. Each of these RSUs is scheduled to vest in substantially equal installments on each of the first three anniversaries of July 18, 2019.

Share-based compensation expense related to the RSUs was $353 for the three months ended March 31, 2020.

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 11. Commitments and Contingencies

Litigation

The Company faces the risk of litigation and regulatory investigations and actions in the ordinary course of operating its business, including the risk of class action lawsuits. The Company’s pending legal and regulatory actions include proceedings specific to the Company and others generally applicable to business practices in the industries in which the Company operates. The Company is also subject to litigation arising out of its general business activities such as its contractual and employment relationships. In addition, the Company is subject to various regulatory inquiries, such as information requests, subpoenas, books and record examinations and market conduct and financial examinations from state, federal and other authorities. A substantial legal liability or a significant regulatory action against the Company could have an adverse effect on its business, financial condition and results of operations. Moreover, even if the Company ultimately prevails in the litigation, regulatory action or investigation, the Company could suffer significant reputational harm, which could have an adverse effect on its business, financial condition or results of operations.

Note 12. Income Taxes

The Company’s effective income tax rate differs from the federal corporate tax rate of 21.0%, primarily as a result of state taxes and the income tax effects of the Company’s share-based compensation.

The Company’s effective tax rate was (51.4)% and 55.0% for the three months ended March 31, 2020 and 2019, respectively. This decrease was due to changes in the relative amounts of the Company’s share-based compensation and income before taxes.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. The provisions of the CARES Act affecting corporations include, but are not limited to, elimination of certain limitations for utilizing net operating losses, relaxation of limitations on interest deductions, the expensing of costs of acquired qualified improvement property, employee retention tax credits and deferral of payroll taxes. The Company is still evaluating the impact of this new law on its financial condition and results of operations, but no significant impact is anticipated.

Note 13. Related Party Transactions

As of March 31, 2020, the Company had a receivable due from Huatai Securities Co., Ltd.(“HTSC”) of $113, which represents the cash paid by the Company on behalf of HTSC with respect to certain professional services incurred on behalf of HTSC related to IFRS audit fees and goodwill impairment tests fees required by HTSC’s consolidated audit.

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 14. Net Income Per Share Attributable to Common Stockholder

Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options, restricted stock awards and restricted stock units, if dilutive.

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income per share attributable to common stockholders:

	Three Months Ended March 31,
	2020	2019
Basic income per share calculation:
Net income attributable to common stockholders	$2,736	$2,811

Weighted average shares used in computing net income per share attributable to common stockholders, basic	67,142,459	66,150,000
Net income per share attributable to common stockholders, basic	$0.04	$0.04

Weighted average shares used in computing net income per share attributable to common stockholders, basic	67,142,459	66,150,000
Effect of dilutive shares:
Unvested RSAs	2,133,649	—
Unvested RSUs	41,153	—
Diluted number of weighted-average shares outstanding	69,317,261	66,150,000
Net income per share attributable to common stockholders, diluted	$0.04	$0.04

The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive.

	Three Months Ended March 31,
	2020	2019
Stock Options	908,775	—
Total	908,775	—

Note 15. Subsequent Events

None.

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

Business Highlights

•

We completed the acquisition of OBS on February 29, 2020. Through the OBS acquisition, we acquired approximately $2.1 billion in platform assets and 499 new financial adviser relationships, of which 67 advisers are engaged advisers.

Financial Highlights

•	Total revenue for the quarter ended March 31, 2020 was $114.9 million, up $22.6 million, or 24.5%, from $92.3 million for the quarter ended March 31, 2019.
•	Net income for the quarter ended March 31, 2020 was $2.7 million, or $0.04 per share, compared to net income of $2.8 million, or $0.04 per share, for the quarter ended March 31, 2019.
•

Adjusted net income for the quarter ended March 31, 2020 was $17.7 million, compared to $12.7 million for the quarter ended March 31, 2019. For a reconciliation of net income, the most directly comparable GAAP financial measure, to adjusted net income, see the section titled “—Key Operating Metrics—Non-GAAP Financial Metrics—Adjusted Net Income.”

•

Adjusted EBITDA for the quarter ended March 31, 2020 was $28.4 million, up $5.6 million, or 24.8%, from $22.7 million for the quarter ended March 31, 2019. For a reconciliation of net income, the most directly comparable GAAP financial measure, to adjusted EBITDA, see the section titled “—Key Operating Metrics—Non-GAAP Financial Metrics—Adjusted EBITDA.”

Asset and Adviser Growth Trends

•	Platform assets were $56.0 billion as of March 31, 2020, up 12.7% from $49.7 billion as of March 31, 2019.
•	We had 2,138 engaged advisers on our platform as of March 31, 2020, up 8.7% from 1,967 as of March 31, 2019. We added 67 engaged advisers through our acquisition of OBS.

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

Technology Development

We invested $203 million in the development of our technology and our dedicated technology team from January 1, 2015 to March 31, 2020. We intend to continue to invest in our technology platform to address the needs of financial advisers and their investors. Our revenue growth will depend, in part, on our ability to continue to launch new offerings and deliver solutions to financial advisers efficiently. While these investments may delay or reduce our profitability, we believe they will enable us to grow our revenue meaningfully in the long term.

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

Competition

We compete with a broad range of wealth management firms that offer services to independent investment advisers. Our competitive landscape is defined by three primary factors: 1) technological capabilities, 2) consulting and back office servicing and 3) investment solutions. We may compete on these factors based on products, services or fees. While we anticipate that we will see increased competition and experience fee pressure, we believe that our technology platform, along with our personalized service and curated investment solutions, will continue to drive revenue expansion.

Value of Platform Assets

Our revenue is subject to fluctuations due to changes in general economic conditions, including market conditions and the changing interest rate environment. Most of our revenue is based on the value of assets invested in products on our platform, which is heavily influenced by general economic conditions. Fluctuations in securities prices may affect the value of such assets and may also influence an investor’s decision to select, grow, maintain or reduce an investment. We generate asset-based revenue from fees billed in advance of each quarter, providing visibility into near-term revenue. In addition, we realize spread-based revenue. Spread-based revenue is influenced significantly by interest rate changes and the amount of cash held by investors at our proprietary trust company.

Acquisitions

Our success in pursuing and executing strategic transactions may impact our assets and revenue. From 2014 to 2019, we acquired the platform assets of three firms, which collectively have added $7.3 billion in assets. In September 2019, we announced our agreement to acquire OBS Financial, which closed on February 29, 2020 and which added approximately $2.1 billion in platform assets. We expect to continue to selectively seek acquisitions that will enhance our scale, operating leverage and capabilities to further deepen our offering to advisers and investors.

COVID-19 Pandemic

Since early 2020, the outbreak of COVID-19 has rapidly evolved into a global pandemic and has adversely impacted global commercial activities. The pandemic has had no significant impact on our unaudited consolidated financial statements for the three months ended March 31, 2020. The near-term impacts related to the COVID-19 pandemic have primarily been to our asset-based revenue and spread-based revenue. The impact of declining global equity and bond markets as well as a lower interest rate environment will first become evident in our financial statements for the second quarter of 2020. We expect to incur expenses related to the transition to an entirely remote workforce arrangement, while at the same time experiencing increased expenditures for asset-based investment trading activities. The impact of COVID-19 is not expected to affect our capabilities to conduct business with our financial advisers. Management expects that the pandemic will adversely affect the Company’s operations and operating results in the second quarter of 2020 and subsequent periods, although, given the uncertainty around the duration and extent of the COVID-19 pandemic, management cannot at this time quantify with any level of specificity the impact on the Company’s results of operations, financial condition or liquidity. We continue to generate positive operating cash flows, have adequate cash on hand, and maintain access to our existing line of credit to meet our short-term liquidity needs. We have experienced neither material impairments of our assets nor a significant change in the fair value of our assets and liabilities due to the COVID-19 pandemic. We are monitoring the developments relating to COVID-19 and are coordinating our operational response based on existing business continuity plans and guidance from global health organizations, relevant governments and general pandemic response best practices.

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

Key metrics for the three months ended March 31, 2020 and 2019 include the following:

	Three Months Ended March 31,
	2020	2019
Operational metrics:
Platform assets (at period-beginning) (millions of dollars)	$61,608	$44,855
Net flows (millions of dollars)	1,834	1,409
Market impact net of fees (millions of dollars)	(9,477)	3,431
Acquisition impact (millions of dollars)	2,060	—
Platform assets (at period-end) (millions of dollars)	$56,025	$49,695
Net flows lift (% of beginning-of-year platform assets)	3.0%	3.1%
Advisers (at period-end)	8,477	7,615
Engaged advisers (at period-end)	2,138	1,967
Assets from engaged advisers (at period-end) (millions of dollars)	$48,793	$43,277
Households (at period-end)	176,681	137,749
New producing advisers	217	198
Production lift from existing advisers (annualized %)	23.3%	24.0%
Assets in custody at ATC (at period-end) (millions of dollars)	$38,770	$35,558
ATC client cash (at period-end) (millions of dollars)	$2,991	$1,411
Financial metrics:
Total revenue (millions of dollars)	$115	$92
Net income (millions of dollars)	$2.7	$2.8
Net income margin (%)	2.4%	3.0%
Capital expenditure (millions of dollars)	$6.5	$4.7
Non-GAAP financial metrics:
Adjusted EBITDA (millions of dollars)	$28.4	$22.7
Adjusted EBITDA margin (%)	24.7%	24.6%
Adjusted net income (millions of dollars)	$17.7	$12.7

Platform Assets

We believe that the amount of assets on our platform is an important indicator of the strength and growth of our business, our increased customer footprint and the market acceptance of our platform. We define platform assets as all assets on the AssetMark platform, whether these are assets for which we provide advisory services, referred to as regulatory assets under management (“AUM”), or non-advisory assets under administration, assets held in cash accounts or otherwise not managed (collectively, “Other Assets”). There is generally no material economic difference to our financial results whether assets are considered AUM or Other Assets. We view our platform assets as reflective of our revenue growth and potential for future growth. We had platform assets of $56,025 million and $49,695 million as of March 31, 2020 and 2019, respectively. Our regulatory AUM totaled $33,748 million and $32,719 million as of March 31, 2020 and 2019, respectively. We intend to continue growing our platform assets with enhancements to our technology, services and investment solutions. We expect the growth in our platform assets will remain a significant indicator of our business momentum and results of operations as existing advisers and new advisers realize the benefits of our platform. Our platform assets in any period may continue to fluctuate as a result of several factors, including our adviser satisfaction with the functionality, features, performance or pricing of our offering, overall fluctuations in the securities markets and other factors, a number of which are beyond our control.

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

Production Lift from Existing Advisers (Annualized)

Existing advisers for a given period are defined as those who had invested client assets on our platform as of the beginning of the period. Production lift from existing advisers for a given period is calculated by dividing production (the amount of new assets that are added to client accounts) attributable to existing advisers (excluding GFPC advisers) for such period by platform assets as of the beginning of such period and annualizing the result. This metric represents both the organic growth of these advisers as well as any incremental share of wallet of the adviser’s business that is added to our platform on an annualized basis. We previously disclosed production lift from existing advisers as a year-to-date metric, despite calculating the metric on an annualized basis. As such, we have revised the description of this metric to match our calculations.

Assets in Custody at ATC (at Period-End)

Assets in custody at ATC represents platform assets that are in custody at AssetMark Trust Company (“ATC”).

ATC Client Cash (at Period-End)

In general, all accounts with ATC are required to have cash at a minimum level ranging from of 1.5% to 5% of invested assets. In addition to this minimum amount, strategists and advisers have the discretion to hold additional invested assets in cash. We refer to the aggregate amount of cash held at ATC as ATC client cash. As of March 31, 2020 and 2019, ATC client cash accounted for 8% and 4%, respectively, of the total assets in custody at ATC. As of March 31, 2020 and 2019, 100% and 87%, respectively, of the ATC client cash was placed with the ATC-insured cash deposit program and was the primary source of spread-based revenue for our business.

Total Revenue

Total revenue includes all revenue that we recognize, including asset-based revenue, spread-based revenue and other revenue. We recently announced plans to transition certain third-party mutual fund strategies from retail to institutional share classes, which have lower operating expense ratios than our retail share class mutual fund offerings. This transition, which we expect to take effect in

June 2020, will result in a lower overall cost of investment for clients, and coupled with changes in pricing for these products, we expect that it will negatively impact our total revenue.

Net Income

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

Set forth below is a reconciliation from net income and net income margin, the most directly comparable GAAP financial measures, to adjusted EBITDA and adjusted EBITDA margin for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,		Three Months Ended March 31,
(in thousands except for percentages)	2020	2019	2020	2019
Net income	$2,736	$2,811	2.4%	3.0%
Provision for (benefit from) income taxes	(929)	3,440	(0.8)%	3.7%
Interest income	(482)	(892)	(0.4)%	(1.0)%
Interest expense	1,627	4,024	1.4%	4.4%
Amortization/depreciation	8,409	6,896	7.3%	7.5%
EBITDA	11,361	16,279	9.9%	17.6%
Share-based compensation(1)	13,188	5,226	11.5%	5.7%
IPO readiness(2)	—	568	—	0.6%
Reorganization and integration costs(3)	103	657	0.1%	0.7%
Acquisition expenses(4)	3,577	—	3.1%	—
Business continuity plan(5)	96	—	0.1%	—
Unrealized loss in investments	50	—	—	—
Adjusted EBITDA	$28,375	$22,730	24.7%	24.6%

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

(4)	“Acquisition expenses” includes employee severance, transition and retention expenses, duplicative general and administrative expenses and other professional fees related to acquisitions.
(5)	“Business continuity plan” includes incremental compensation and other costs that are directly related to operations while transitioning to a remote workforce due to the COVID-19 pandemic.

Set forth below is a summary of the adjustments involved in the reconciliation from net income and net income margin, the most directly comparable GAAP financial measures, to adjusted EBITDA and adjusted EBITDA margin for the three months ended March 31, 2020 and 2019, broken out by compensation and non-compensation expenses.

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
(in thousands)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Share-based compensation(1)	$13,188	$—	$13,188	$5,226	$—	$5,226
IPO readiness(2)	—	—	—	—	568	568
Reorganization and integration costs(3)	105	(2)	103	562	95	657
Acquisition expenses(4)	1,132	2,445	3,577	—	—	—
Business continuity plan(5)	96	—	96	—	—	—
Unrealized loss in investments	—	50	50	—	—	—
Total adjustments to adjusted EBITDA	$14,521	$2,493	$17,014	$5,788	$663	$6,451

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
(in percentages)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Share-based compensation(1)	11.5%	—	11.5%	5.7%	—	5.7%
IPO readiness(2)	—	—	—	—	0.6%	0.6%
Reorganization and integration costs(3)	0.1%	—	0.1%	0.6%	0.1%	0.7%
Acquisition expenses(4)	1.0%	2.1%	3.1%	—	—	—
Business continuity plan(5)	0.1%	—	0.1%	—	—	—
Unrealized loss in investments	—	—	—	—	—	—
Total adjustments to adjusted EBITDA margin %	12.7%	2.1%	14.8%	6.3%	0.7%	7.0%

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

(4)	“Acquisition expenses” includes employee severance, transition and retention expenses, duplicative general and administrative expenses and other professional fees related to acquisitions.
(5)	“Business continuity plan” includes incremental compensation and other costs that are directly related to operations while transitioning to a remote workforce due to the COVID-19 pandemic.

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

Adjusted net income does not purport to be an alternative to net income or cash flows from operating activities. The term adjusted net income is not defined under GAAP, and adjusted net income is not a measure of net income, operating income or any other performance or liquidity measure derived in accordance with GAAP. Therefore, adjusted net income has limitations as an analytical tool and should not be considered in isolation to, or as a substitute for, analysis of our results as reported under GAAP. Some of these limitations are:

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

Set forth below is a reconciliation from net income, the most directly comparable GAAP financial measure, to adjusted net income for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
(in thousands)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Net income			$2,736			$2,811
Acquisition-related amortization(1)	$—	$5,108	5,108	$—	$5,108	5,108
Expense adjustments(2)	1,332	2,443	3,775	562	663	1,225
Share-based compensation	13,188	—	13,188	5,226	—	5,226
Unrealized loss in investments	—	50	50	—	—	—
Tax effect of adjustments(3)	(346)	(6,804)	(7,150)	(146)	(1,501)	(1,647)
Adjusted net income	$14,174	$797	$17,707	$5,642	$4,270	$12,723

(1)	Relates to intangible assets established in connection with HTSC’s acquisition of our Company in 2016.
(2)	Consists of the adjustments to EBITDA listed in the adjusted EBITDA reconciliation table above other than share-based compensation.
(3)	Reflects the tax impact of expense adjustments and acquisition-related amortization.

Components of Results of Operations

Revenue

Asset-Based Revenue

A majority of our revenue is derived from the fees we charge as a percentage of platform assets. We record this revenue as asset-based revenue. Our asset-based revenue varies based on the types of investment solutions and services that financial advisers utilize for their clients. Asset-based revenue accounted for approximately 92.0% and 90.0% of our total revenue for the three months ended March 31, 2020 and 2019. We expect asset-based revenue to decrease in the second quarter of 2020 due to lower assets under management as a result of market downturn in the first quarter of 2020 due to the COVID-19 pandemic.

Spread-Based Revenue

Our spread-based revenue consists of the fees we earn on cash custodied at ATC, one of our wholly owned subsidiaries and one of several custodians offered on our platform. ATC utilizes third-party banks to place and hold client cash and is paid interest-rate-sensitive fees calculated by reference to such deposits. We expect spread-based revenue to decrease from the first quarter of 2020 as a result of the recent significant decline in interest rates in the U.S.

Other Revenue

Other revenue consists primarily of interest earned on operating cash held by us. Other one-time income items are reported under “Other Revenue,” as discussed elsewhere in this section. We expect other revenue to decrease in future periods as a result of the recent significant decline in interest rates in the U.S.

Operating Expenses

Asset-Based Expenses

Asset-based expenses primarily relate to costs incurred directly from the generation of asset-based revenue, including strategist, investment manager and sub-advisory fees, custody fees paid to our third-party custodian partners, payments to our broker-dealer partners and business development allowance payments for our premier advisers. These expenses are typically calculated based upon a percentage of the market value of assets held in customer accounts measured as of the end of each fiscal quarter. We expect asset-based expenses to decrease in the second quarter of 2020 due to lower assets under management as a result of market downturn in the first quarter of 2020 due to the COVID-19 pandemic.

Spread-Based Expenses

Our spread-based expenses consist of expenses paid to ATC’s third-party administrator for administering ATC’s insured cash deposit program and interest payments to clients.

Employee Compensation

Employment and compensation expenses include salaries, commissions, non-cash share-based compensation, profit sharing, benefits and employer-related taxes. We expect that the majority of any increase in employee compensation expenses in the next 12 months will arise in connection with additional non-cash share-based compensation.

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

Professional Fees

Professional fee expenses primarily relate to the fees we pay to the third-party administrator of AssetMark Retirement Services, Inc., our wholly owned subsidiary that operates our retirement business, as well as fees associated with the outsourcing of administrative operations functions, audit and legal costs and expenses related to being a publicly traded company.

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

Other Expense

Other expense represents capitalized debt issuance costs extinguished due to our repayment of $125 million of our outstanding indebtedness under our Term Loan.

Results of Operations

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

The following discussion presents an analysis of our results of operations for the three months ended March 31, 2020 and 2019. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items.

	Three months ended March 31,
(in thousands)	2020	2019	$ Change	% Change
Revenue:
Asset-based revenue	$105,650	$83,063	$22,587	27.2
Spread-based revenue	7,951	7,549	402	5.3
Other revenue	1,289	1,702	(413)	(24.3)
Total revenue	114,890	92,314	22,576	24.5
Operating expenses:
Asset-based expenses	35,015	28,102	6,913	24.6
Spread-based expenses	1,289	478	811	169.7
Employee compensation	43,497	31,885	11,612	36.4
General and operating expenses	19,365	12,292	7,073	57.5
Professional fees	3,831	2,386	1,445	60.6
Depreciation and amortization	8,409	6,896	1,513	21.9
Total operating expenses	111,406	82,039	29,367	35.8
Interest expense	1,627	4,024	(2,397)	(59.6)
Other expense	50	—	50	*
Income before income taxes	1,807	6,251	(4,444)	(71.1)
Provision for (benefit from) income taxes	(929)	3,440	(4,369)	(127.0)
Net income	2,736	2,811	(75)	(2.7)
Unrealized gain on available for sale investments, net of tax	—	16	(16)	*
Net comprehensive income	$2,736	$2,827	$(91)	(3.2)

*	Not meaningful.

Asset-Based Revenue

Asset-based revenue increased by $22.6 million, or 27.2%, from $83.1 million in the three months ended March 31, 2019 to $105.7 million in the three months ended March 31, 2020. This increase was primarily related to increased platform fees and advisory fees of $22.4 million associated with growth in platform assets, primarily driven by positive net flows and strong market conditions. The remaining increase was primarily related to higher custodial revenue driven by increased administrative service fees due to growth in mutual fund assets on our platform.

Spread-Based Revenue

Spread-based revenue increased $0.4 million, or 5.3%, from $7.6 million in the three months ended March 31, 2019 to $8.0 million in the three months ended March 31, 2020. This increase was primarily due to higher cash balances held at ATC, offset by lower interest rates on cash invested through ATC’s insured cash deposit program.

Other Revenue

Other revenue decreased by $0.4 million, or 24.3%, from $1.7 million in the three months ended March 31, 2019 to $1.3 million in the three months ended March 31, 2020. This decrease was primarily related to lower interest income from lower interest rates and lower cash balances generated from operating activities due to market downturns caused by the recent COVID-19 pandemic.

Asset-Based Expenses

Asset-based expenses increased by $6.9 million, or 24.6%, from $28.1 million in the three months ended March 31, 2019 to $35.0 million in the three months ended March 31, 2020. This increase was primarily related to increased strategist, investment management and sub-adviser expenses of $5.2 million, due to growth in platform assets. We also experienced an increase in asset-based broker-dealer payments of $1.0 million driven by growth in platform assets. The remaining increase was due to higher marketing allowances and custody fees.

Spread-Based Expenses

Spread-based expenses increased by $0.8 million, or 169.7%, from $0.5 million in the three months ended March 31, 2019 to $1.3 million in the three months ended March 31, 2020. This increase was due to higher interest-credited payments to clients driven by higher cash balances at ATC and the introduction of ATC’s high yield cash product in 2019.

Employee Compensation

Employee compensation increased by $11.6 million, or 36.4%, from $31.9 million in the three months ended March 31, 2019 to $43.5 million in the three months ended March 31, 2020. This increase was primarily due to an $8.0 million increase in share-based compensation as a result of the growth in the valuation of our business and our issuance of RSAs immediately following the pricing of our IPO. The increase in employee compensation was also due to a $2.6 million increase in salaries and related expenses due to our increased associate headcount to support our ongoing growth, including $1.1 million in expenses related to the GFPC and OBS acquisitions that will continue until we transition GFPC and OBS assets to our platform, partially offset by a decrease in reorganization and integration costs of $0.5 million.

General and Operating Expenses

General and operating expenses increased by $7.1 million, or 57.5%, from $12.3 million in the three months ended March 31, 2019 to $19.4 million in the three months ended March 31, 2020. This increase was primarily due to $2.2 million in GFPC- and OBS-related costs that will continue until we transition GFPC and OBS assets to our platform, partially offset by a decrease in reorganization and integration costs of $0.1 million. The increase was also driven by $1.6 million in higher events spend, $0.7 million in higher insurance costs, $0.6 million in higher building costs, $0.5 million in higher software and hardware spend and higher spend related to subscriptions, printing and postage, legal expenses, trading fees and travel.

Professional Fees

Professional fees increased by $1.4 million, or 60.6%, from $2.4 million in the three months ended March 31, 2019 to $3.8 million in the three months ended March 31, 2020. This increase was due to $0.9 million in higher consulting fees, $0.5 million in business process optimization expense, $0.4 million in higher audit fees and $0.2 million in acquisition costs, partially offset by $0.6 million in lower reorganization and integration costs.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by $1.5 million, or 21.9%, from $6.9 million in the three months ended March 31, 2019 to $8.4 million in the three months ended March 31, 2020. This increase was due in part to $0.4 million of amortization expense related to intangible assets established in connection with the GFPC and OBS acquisitions. The remaining increase was related to incremental assets placed in service during 2018 and 2019. When HTSC acquired us on October 31, 2016, all intangible assets were adjusted to fair value, and those assets with definite lives commenced amortization schedules ranging from 3- to 20-years. Because fewer than four years had elapsed since the acquisition in late 2016, we experienced minimal fully amortized asset run-off in 2018 and 2019 with which to offset the incremental assets recently placed in service.

Interest Expense

Interest expense decreased by $2.4 million, or 59.6%, from $4.0 million in the three months ended March 31, 2019 to $1.6 million in the three months ended March 31, 2020. This decrease was due to our partial repayment of $125 million of our outstanding indebtedness under our Term Loan.

Other Expense

Other expense increased by $50,000 from $0 in the three months ended March 31, 2019 to $50,000 in the three months ended March 21, 2020. This increase was primarily due to an unrealized loss in investments held as a result of recent market declines due to the COVID-19 pandemic.

Provision for (Benefit from) Income Taxes

Provision for income taxes decreased by $4.4 million, or 127.0%, from an income tax expense of $3.4 million in the three months ended March 31, 2019 to a benefit from income taxes of $0.9 million in the three months ended March 31, 2020. This decrease was due to changes in the relative amounts of our share-based compensation and income before taxes.

Net Comprehensive Income

Net comprehensive income decreased by $0.1 million, or 3.2%, from $2.8 million in the three months ended March 31, 2019 to a $2.7 million in the three months ended March 31, 2020, despite a $22.6 million increase in total revenue over the same period. This decrease in net comprehensive income was due to increased expenses incurred in the quarter ended March 31, 2020, including (i) a $11.6 million in compensation with approximately $8.0 million related to increases in the carrying value of share-based compensation expenses attributed to the growth in the valuation of our business, (ii) a $7.7 million increase in asset-based expenses and spread-based expenses related to the growth in revenue, and (iii) a $7.1 million increase in general and operating expenses due to various increase due to growth in the business, including $2.2 million in acquisition costs, $1.6 million in higher events spending, and $0.7 million in higher insurance costs, partially offset by a $4.4 million decrease in the provision for income taxes related to expecting an income tax benefit in 2020.

Liquidity and Capital Resources

Liquidity

Since 2016, our operations have been financed primarily through cash flows from operations. In November of 2018, we also established a credit facility consisting of a $250.0 million term loan and a $20.0 million revolving credit facility with Credit Suisse AG, Cayman Islands Branch (“Credit Suisse”). As of March 31, 2020 and 2019, we had cash and cash equivalents of $80.2 million and $96.3 million, respectively, and restricted cash of $8.5 million and $9.0 million, respectively. Over the next twelve months, we expect that our cash and liquidity needs will continue to be met by cash generated by our ongoing operations as well as our credit facility. To the extent that existing cash, cash from operations and our credit facility are not sufficient to fund our future operations, we may need to raise additional funds through public or private equity or additional debt financing. In addition, we may opportunistically seek to raise additional capital to fund our continued growth. To the extent that we are unsuccessful in additional debt or equity financings, our plans for continued growth may be curtailed.

Credit Facility

In November 2018, we entered into a credit agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent (collectively, the “Agent”), and the lenders party thereto (the “Credit Agreement”), which we amended on June 28, 2019. The Credit Agreement consists of a $250.0 million term loan (the “Term Loan”) and a $20.0 million revolving credit facility (the “Revolver,” and together with the Term Loan, collectively, the “Credit Facility”). Our obligations under the Credit Facility are guaranteed by certain of our subsidiaries and are secured by substantially all of our assets, and all of the assets of certain of our subsidiaries, subject to certain exceptions. We used the net proceeds to us from the IPO, together with cash on hand, to repay approximately $125 million of our indebtedness under the Term Loan on July 26, 2019. As of March 31, 2020, $123.7 million aggregate principal amount of the Term Loan remained outstanding and the Revolver was undrawn.

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

The Credit Agreement contains customary affirmative and negative covenants, including reporting requirements and restrictions, subject to various exceptions, on the incurrence of additional indebtedness, the creation of liens, the making of acquisitions and investments, the disposal of assets and the making of restricted payments. Additionally, the Revolver includes a springing financial covenant, which provides that if, on the last day of a fiscal quarter, the principal amount of our revolving loans and letters of credit, subject to certain exceptions, exceeds $6.0 million, our total leverage ratio shall not exceed 4.75 to 1.00 for the fiscal quarters between March 31, 2019 and December 31, 2019 or 4.50 to 1.00 for the fiscal quarters ending on or after March 31, 2020. As of March 31, 2020, we were in compliance with all applicable covenants. The Credit Agreement also contains customary events of default, which could result in acceleration of amounts due under the Credit Facility. Such events of default include, subject to the grace periods specified therein, our failure to pay principal or interest when due, our failure to satisfy or comply with covenants, a change of control, the imposition of certain judgments and the invalidation of liens we have granted.

Cash Flows

The following table presents information regarding our cash flows, cash, cash equivalents and restricted cash for the periods indicated:

	Three months ended March 31,
(in thousands)	2020	2019
Cash flow from operating activities	$9,249	$2,769
Cash flow used in investing activities	(25,929)	(5,020)
Cash flow from (used in) financing activities	—	(625)
Net change in cash, cash equivalents and restricted cash	(16,680)	(2,876)
Cash, cash equivalents and restricted cash at beginning of period	105,341	112,354
Cash, cash equivalents and restricted cash at end of period	$88,661	$109,478

Cash Flows from Operating Activities

Cash flows from operating activities increased by $6.5 million in the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to an increase in share-based compensation expense of $8.0 million, an increase in depreciation and amortization of $1.5 million, an increase in fees and other receivables of $1.9 million and an increase in other current assets of $1.8 million, partially offset by a $2.2 million decrease in payables and a decrease of $5.0 million in income tax receivables.

Cash Used in Investing Activities

Cash used in investing activities increased by $20.9 million in the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to the $18.4 million purchase price for the OBS acquisition, $1.8 million increase in capital expenditures and a $0.7 million in purchases of investments.

Cash Flows from (Used in) Financing Activities

Cash flows from financing activities decreased by $0.6 million in the three months ended March 31, 2020 compared to the three months ended March 31, 2019. This decrease was primarily due to net cash outflows in 2019 of $0.6 million, which were related to our repayment of $125 million under our Term Loan.

Contractual Obligations

There have been no material changes to our contractual obligations and commitments as of March 31, 2020 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

As of December 31, 2019 and March 31, 2020, we had no off-balance sheet arrangements.

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

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with GAAP. The preparation of consolidated financial statements in accordance with GAAP requires certain estimates, assumptions and judgments to be made that may affect our consolidated financial statements. Accounting policies that have significant impact on our results are described in our Annual Report on Form 10-K for the year ended December 31, 2019 and in Note 2 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The accounting policies discussed therein are those that we consider to be the most critical. We consider an accounting policy to be critical if the policy is subject to a material level of judgment and if changes in those judgments are reasonably likely to materially impact our results.

Recently Issued Accounting Pronouncements

See Note 2 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Our exposure to market risk is directly related to revenue from service and management fees earned based upon a percentage of assets on our platform. In the three months ended March 31, 2020 and 2019, 98% and 97% of our total revenue, respectively, was based on the market value of assets on our platform and were recurring in nature. We expect this percentage to vary over time. A 1% decrease in the aggregate value of assets on the platform at the beginning of the period for the three months ended March 31, 2020 and 2019 would have caused our total revenue to decline by 1% and 1%, respectively, and would have caused our pre-tax income to decline by 42% and 10%, respectively, assuming we did not initiate additional expense measures in response to a market decline.

Interest Rate Risk

Changes in interest rates will impact our spread-based revenue. As of March 31, 2020, client cash assets participating in the insured cash deposit program at ATC totaled $3.0 billion. A change in short-term interest rates of 100 basis points at the beginning of the period for the three months ended March 31, 2020 would result in an increase or decrease in income before income taxes of approximately $1.9 million on an annual basis (based on total client cash assets at December 31, 2019) and subject to any changes to interest credited to the end-investor). Actual impacts may vary depending on interest rate levels and the significance of change.

Additionally, changes to interest rates will impact the cost of our borrowing. Borrowing under both the Term Loan and the Revolver bears interest at (x) LIBOR plus a margin of 3.50%, with a step down to 3.25% or (y) the Alternate Base Rate, as defined and specified in the Credit Agreement, plus a margin of 2.50%, with a stepdown to 2.25%, in each case based on our achievement of a specified first-lien leverage ratio. Additionally, the Term Loan’s margin was reduced by 0.25% following the IPO. With respect to the Revolver, a quarterly fee of 0.50% is due for the unused amounts thereunder, with a stepdown to 0.375% based on our achievement of a specified first-lien leverage ratio. If LIBOR-based interest rates increased by 100 basis points, our interest expense on an annualized basis would increase by approximately $1.2 million based on amounts drawn down under the Term Loan as of March 31, 2020 and assuming no draw down of the Revolver.

Operational Risk

Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, improper or unauthorized execution and processing of transactions, deficiencies in our technology or financial operating systems, including potential inefficiencies driven by the implementation of a remote workforce during the COVID-19 pandemic and inadequacies or breaches in our control processes. We operate in diverse markets and are reliant on the ability of our employees and systems to process a large number of transactions. These risks are less direct and quantifiable than market risk, but managing them is critical, particularly in a rapidly changing environment with increasing transaction volumes. In the event of a breakdown or improper operation of systems or improper action by employees or advisers, we could suffer financial loss, regulatory sanctions and damage to our reputation and in times of high market volatility the financial losses from operational risk as well as the likelihood of such losses may increase. Business continuity plans exist for critical systems, and redundancies are built into the systems as deemed appropriate. To mitigate and control operational risk, we have developed and continue to enhance specific policies and procedures that are designed to identify and manage operational risk at appropriate levels throughout our organization and within various departments. These control mechanisms attempt to ensure that operational policies and procedures are being followed and that our employees operate within established corporate policies and limits.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”)) as of March 31, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective, at the reasonable assurance level.

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

•	a lowering of interest rates that will directly and proportionately impact our spread-based revenue;
•	significant fluctuations in securities prices affecting the value of assets on our platform, including as a result of public health concerns or epidemics such as the recent COVID-19 pandemic;
•	negative public perception and reputation of the financial services industry, which would reduce demand for our investment solutions and services;
•	unanticipated acceleration of client investment preferences to lower-fee options;
•	downward pressure on fees we charge our investor clients, which would reduce our revenue;
•	changes in laws or regulations that could impact our ability to offer investment solutions and services;
•	failure to obtain new clients or retain existing clients on our platform, or changes in the mix of clients on our platform;
•	failure by our financial adviser clients to obtain new investor clients or retain their existing investor clients;
•	failure to adequately protect our proprietary technology and intellectual property rights;
•	reduction in the suite of investment solutions and services made available by third-party providers to existing clients;
•	reduction in fee percentage or total fees for future periods, which may have a delayed impact on our results given that our asset-based fees are billed to advisers in advance of each quarter;
•	changes in our pricing policies or the pricing policies of our competitors to which we have to adapt; or
•	general domestic and international economic and political conditions that may decrease investor demand for financial advisers or investment services.

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

We derive a significant portion of our revenue from asset-based fees. Individual advisers or their clients may seek to negotiate a lower asset-based fee percentage. In particular, recent trends in the broker-dealer industry towards zero-commission trading may make self-directed brokerage services comparatively less expensive, and therefore more attractive to investors, than investment adviser services, which could prompt our investment adviser clients to attempt to renegotiate the fees they pay to us. In addition, clients may elect to use products that generate lower revenue, which may result in lower total fees being paid to us. For example, one of our broker-dealer clients recently decided to limit its advisers’ access to certain of our retail share class strategies, which may cause these advisers to shift to lower-revenue products offered on our platform. If other broker-dealer clients similarly limit access to certain of our strategies such that advisers shift to our lower-revenue products, we may be required to shift our service offering towards lower-revenue products, which would lead to a decline in asset-based revenue. In addition, we recently announced plans to transition certain third-party mutual fund strategies from retail to institutional share classes, which have lower operating expense ratios than our retail share class mutual fund offerings. This transition, which we expect to take effect in June 2020, will result in a lower overall cost of investment for clients, and coupled with changes in pricing for these products, we expect that it will negatively impact our revenue and net income. Further, as competition among financial advisers increases, financial advisers may be required to lower the fees they charge to their end investors, which could cause them to seek lower fee options on our platform or to more aggressively negotiate the fees we charge. Any reduction in asset-based fees could persist beyond the near term given the recurring quarterly nature of our asset-based fee arrangements. Any of these factors could result in a fluctuation or decline in our asset-based revenue, which would have a material adverse effect on our results of operations, financial condition or business.

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

Asset-based revenue makes up a significant portion of our revenue, representing 92% and 90% of our total revenue for the three months ended March 31, 2020 and 2019, respectively. In addition, given our fee-based model, we expect that asset-based revenue will continue to account for a significant percentage of our total revenue in the future. Spread-based revenue accounted for 7% and 8% of our total revenue for the three months ended March 31, 2020 and 2019, respectively. Significant fluctuations in securities prices, as well as recent and potential decreases in interest rates, materially affect the value of the assets managed by our clients and may cause a decrease in our spread-based revenue. In particular, our spread-based revenue is directly correlated with changes in interest rates; in the first quarter of 2020, interest rates in the U.S. approached zero, our spread-based revenue have similarly declined significantly. Changes in interest rates may also influence financial adviser and investor decisions regarding whether to invest in, or maintain an investment in, one or more of our investment solutions. If such fluctuations in securities prices or decreases in interest rates were to lead to decreased investment in the securities markets, our revenue and earnings derived from asset-based and spread-based revenue could be simultaneously materially adversely affected.

We provide our investment solutions and services to the financial services industry. The financial markets, and in turn the financial services industry, are affected by many factors, such as U.S. and foreign economic and geopolitical conditions and general trends in business and finance that are beyond our control, and could be adversely affected by changes in the equity or debt marketplaces, unanticipated changes in currency exchange rates, interest rates, inflation rates, the yield curve, financial crises, war, terrorism, natural disasters, pandemics and outbreaks of disease or similar public health concerns such as the recent COVID-19 pandemic and other factors that are difficult to predict. In the event that the U.S. or international financial markets suffer a severe or prolonged downturn, investments may lose value and investors may choose to withdraw assets from financial advisers and use the assets to pay expenses or transfer them to investments that they perceive to be more secure, such as bank deposits and Treasury securities. Any prolonged downturn in financial markets, or increased levels of asset withdrawals could have a material adverse effect on our results of operations, financial condition or business.

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

Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, improper or unauthorized execution and processing of transactions, deficiencies in our operating systems, business disruptions and inadequacies or breaches in our internal control processes. Operational risk may also result from potential inefficiencies driven by the implementation of a remote workforce during the COVID-19 pandemic. We operate in diverse markets and are reliant on the ability of our employees and systems to process large volumes of transactions often within short time frames. In the event of a breakdown or improper operation of systems, due to extreme market volumes or volatility, the failure or delay of systems for a remote workforce, human error or improper action by employees, we could suffer financial loss, regulatory sanctions or damage to our reputation. In addition, there may be circumstances when our customers are dissatisfied with our investment solutions and services, even in the absence of an operational error. In such circumstances, we may elect to make payments or otherwise incur increased costs or lower revenue to maintain customer relationships. In any of the forgoing circumstances, our results of operations, financial condition or business could be materially adversely affected.

We may make future acquisitions which may be difficult to integrate, divert management resources, result in unanticipated costs or dilute our stockholders.

We have in the past, and may in the future, choose to grow our business in part through acquisitions, which could pose a number of risks to our operations. We may not be able to complete acquisitions, or integrate the operations, products, technologies or personnel gained through any such acquisition, such as our recent acquisitions of Global Financial Private Capital and OBS Financial, without a material adverse effect on our results of operations, financial condition or business. Assimilating the acquired businesses may divert significant management attention and financial resources from our other operations and could disrupt our ongoing business. We may have difficulty integrating the acquired operations, products, technologies or personnel, and may incur substantial unanticipated integration costs. Financing an acquisition could result in dilution from issuing equity securities or a weaker balance sheet from using cash or incurring debt. Any debt securities that we issue or credit agreements into which we enter to finance an acquisition may contain covenants that would restrict our operations, impair our ability to pay dividends or limit our ability to take advantage of other strategic opportunities. Further, we may fail to realize the potential cost savings or other financial benefits of the acquisition. In addition, acquisitions, including our recent acquisitions of Global Financial Private Capital and OBS Financial, may result in the loss of key employees or customers, particularly those of the acquired operations. Acquisitions, including our recent acquisitions of Global Financial Private Capital and OBS Financial, could further adversely affect our existing business relationships with third parties and/or cause us to incur regulatory, legal or other liabilities from the acquired businesses, including claims for infringement of intellectual property rights, for which we may not be indemnified in full or at all.

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

The success of our business depends upon our ability to deliver time-sensitive, up-to-date data and information. Our business relies heavily on computer equipment (including servers), electronic delivery systems and the Internet, but these technologies are vulnerable to disruptions, failures or slowdowns caused by fire, earthquake, power loss, telecommunications failure, terrorist attacks, wars, Internet failures, cyber-attacks and other events beyond our control. In addition to such vulnerabilities, there can be no assurance that the Internet’s infrastructure will continue to be able to support the demands placed on it by sustained growth in the number of users and amount of traffic and, to the extent that the Internet’s infrastructure is unable to support the demands placed on it, our business may be impacted. Similarly, the reduction in the growth of, or a decline in, broadband and Internet access poses a risk to us, in particular during periods of office closure necessitating the implementation of an entirely remote workforce relying largely upon home broadband and internet access.

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

We have made a significant investment in our infrastructure, and our operations are dependent on our ability to protect the continuity of our infrastructure against damage from catastrophe or natural disaster, breach of security, cyber-attack, loss of power, telecommunications failure, including regional or global health events such as the recent COVID-19 pandemic or other natural or man-made events. Such a catastrophic event could have a direct negative impact on us by adversely affecting financial advisers, our employees or facilities and our ability to serve clients using an entirely remote workforce, or an indirect impact on us by adversely affecting the financial markets or the overall economy. While we have implemented business continuity and disaster recovery plans and maintain business interruption insurance, it is impossible to fully anticipate and protect against all potential catastrophes. If our business continuity and disaster recovery plans and procedures were disrupted, inadequate or unsuccessful in the event of a catastrophe, we could experience a material adverse interruption of our operations.

We serve financial advisers and their clients using third-party data centers and cloud services. While we have electronic access to the infrastructure and components of our platform that are hosted by third parties, we do not control the operation of these facilities. Consequently, we may be subject to service disruptions as well as failures to provide adequate support for reasons that are outside of our direct control. These data centers and cloud services are vulnerable to damage or interruption from a variety of sources, including earthquakes, floods, fires, power loss, system failures, cyber-attacks, physical or electronic break-ins, human error or interference (including by employees, former employees or contractors), and other catastrophic events, including regional or global health events such as the recent COVID-19 pandemic. Our data centers may also be subject to local administrative actions, changes to legal or permitting requirements and litigation to stop, limit or delay operations. Despite precautions taken at these facilities, such as disaster recovery and business continuity arrangements, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in interruptions or delays in our services, impede our ability to scale our operations or have other adverse impacts upon our business.

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

We store extensive amounts of personal investment and financial information for consumers, including portfolio holdings, on our systems. We could be subject to liability if we were to inappropriately disclose any personal information or if third parties were able to penetrate our network security or otherwise access or misappropriate any personally identifiable information or portfolio holdings. Any such disclosure, security incident or breach could subject us to regulatory investigations and enforcement actions, the imposition of fines or other significant penalties and significant remediation costs, as well as claims for financial loss, impersonation or other similar fraud claims, claims under data protection laws, claims for other misuses of personal information, such as unauthorized marketing or unauthorized access to personal portfolio information, or indemnity claims by our clients for fines, penalties or other assessments arising from third-party claims. While we have taken extensive precautions to protect personal information, these risks are heightened due to the recent implementation of an entirely remote workforce due to the COVID-19 pandemic. Further, any real or perceived defects, errors or vulnerabilities in our security systems could harm our reputation or otherwise adversely impact our business, financial position and results of operations.

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

In connection with the products and services that we provide, we collect, use, store, transmit and otherwise process certain confidential, proprietary and sensitive information, including the personal information of end-users, third-party service providers and employees. We rely on the efficient, uninterrupted and secure operation of complex information technology systems and networks to operate our business and securely store, transmit and otherwise process such information. In the normal course of business, we also share information with our service providers and other third parties. A failure to safeguard the integrity, confidentiality, availability and authenticity of personal information, client data and our proprietary data from cyber-attacks, unauthorized access, fraudulent activity (e.g., check “kiting” or fraud, wire fraud or other dishonest acts), data breaches and other security incidents that we, our third-party service providers or our clients may experience may lead to modification, destruction, loss of availability or theft of critical and sensitive data pertaining to us, our clients or other third parties. We have established a strategy designed to protect against threats and vulnerabilities containing preventive and detective controls including, but not limited to, firewalls, intrusion detection systems, computer forensics, vulnerability scanning, server hardening, penetration testing, anti-virus software, data leak prevention, encryption and centralized event correlation monitoring. While we have taken extensive precautions to protect personal information, these risks are heightened due to the recent implementation of an entirely remote workforce due to the COVID-19 pandemic. All such protective measures, as well as additional measures that may be required to comply with rapidly evolving data privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations, have and will continue to create uncertainty and cause us to incur substantial expenses. Failure to timely upgrade or maintain computer systems, software and networks as necessary could also make us or our third-party service providers susceptible to breaches and unauthorized access and misuse. We may be required to expend significant additional resources to modify, investigate or remediate vulnerabilities or other exposures arising from data and cyber-security risks.

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

The capital and credit markets continue to experience varying degrees of volatility and disruption and can be particularly sensitive in times of uncertainty and volatility. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for businesses similar to ours. Such market conditions may limit our ability to satisfy statutory capital requirements, generate fee and other market-related revenue to meet liquidity needs and access the capital necessary to grow our business. As such, we may be forced to delay raising capital, issue different types of capital than we would otherwise, less effectively deploy such capital or bear an unattractive cost of capital, which could decrease our profitability and significantly reduce our financial flexibility.

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

As of March 31, 2020, we had total indebtedness of $123.7 million. Our ability to make scheduled payments on or to refinance our indebtedness depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flow from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay acquisitions and capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis could harm our ability to incur additional indebtedness. In the absence of sufficient cash flows and capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our Credit Facility (as defined in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”) currently restricts our ability to dispose of assets and our use of the proceeds from such disposition. We may not be able to consummate those dispositions, and the proceeds of any such disposition may not be adequate to meet any debt service obligations then due. Any of these circumstances could adversely affect our results of operations, financial condition or business.

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

As required by the Advisers Act, the investment advisory agreements entered into by our investment adviser subsidiaries provide that an “assignment” of the agreement may not be made without the client’s consent. Under the 1940 Act, advisory agreements with registered funds provide that they terminate automatically upon “assignment” and the board of directors and the shareholders of the registered funds must approve a new agreement for advisory services to continue. Under both the Advisers Act and the 1940 Act, a change of ownership may constitute such an “assignment” if it is a change of control. For example, under certain circumstances, an assignment may be deemed to occur if a controlling block of voting securities is transferred, if any party acquires control, or, in certain circumstances, if a controlling party gives up control. Under the 1940 Act, a 25% voting interest is presumed to constitute control. HTSC, through its indirect subsidiary Huatai International Investment Holdings Limited (“HIIHL”), held a 70.3% voting interest in us as of March 31, 2020. An assignment or a change of control could be deemed to occur in the future if we, or one of our investment adviser subsidiaries, were to gain or lose a controlling person, or in other situations that may depend significantly on the facts and circumstances. In any such case we would seek to obtain the consent of our advisory clients, including any funds, to the assignment. Further, our U.S. broker-dealer subsidiary, AssetMark Brokerage, LLC, is a member of FINRA and subject to FINRA rules, which could impede or delay a change of control. FINRA’s Rule 1017 generally provides that FINRA approval must be obtained in connection with any transaction resulting in a single person or entity acquiring or controlling, directly or indirectly, 25% or more of a FINRA member firm’s or its parent company’s equity. If we fail to obtain such consents or approval, our results of operations, financial condition or business could be adversely affected.

Risks Related to Ownership of Our Common Stock

Control by our principal stockholder could adversely affect our other stockholders.

HTSC, through its indirect subsidiary HIIHL, owned approximately 70.3% of our outstanding shares of common stock as of March 31, 2020, and controls our management and affairs, including determining the outcome of matters requiring stockholder approval. So long as HTSC continues to own a significant amount of the outstanding shares of our common stock, even if such amount is less than a majority, HTSC will continue to be able to strongly influence or effectively control our decisions, including matters requiring approval by our stockholders (including the election of directors and the approval of mergers or other extraordinary transactions), regardless of whether or not other stockholders believe that the transaction is in their own best interests. Such concentration of voting power could also have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

The market price of our common stock may be highly volatile and may fluctuate or decline substantially as a result of a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. In addition, the limited public float of our common stock tends to increase the volatility of its trading price, in particular during times of high volatility in the broader stock market. Factors that could cause fluctuations in the market price of our common stock include the following:

•	market conditions in the broader stock market in general, or in our industry in particular;
•	actual or anticipated fluctuations in our quarterly financial and operating results;
•	introduction of new products and services by us or our competitors;
•	issuance of new or changed securities analysts’ reports or recommendations;
•	sales of large blocks of our stock by our employees or controlling stockholder or the perception that our controlling stockholder will sell our stock;
•	additions or departures of key personnel;
•	regulatory developments; litigation and governmental investigations; and
•	economic, political and geopolitical conditions or events, including public health concerns or epidemics such as the recent COVID-19 pandemic.

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

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware and the federal district courts of the United States as the sole and exclusive forums for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

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

Our amended and restated certificate of incorporation provides that, to the fullest extent permitted by law, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States are the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the federal securities laws of the United States. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of, and consented to, the provisions of our amended and restated certificate of incorporation described in the preceding sentences.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company	S-1/A	333-232312	3.1	July 8, 2019
3.2	Amended and Restated Bylaws of the Company	8-K	001-38980	3.1	July 22, 2019
4.1	Registration Rights Agreement by and between the Company and Huatai International Investment Holdings Limited, dated as of July 17, 2019					X
21.1	Subsidiaries of the Registrant					X
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized,  on the day of May 13, 2020.

ASSETMARK FINANCIAL HOLDINGS, INC.

By:	/s/ Charles Goldman
Charles Goldman
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gary Zyla
Gary Zyla
Chief Financial Officer
(Principal Financial Officer)