Form 10-Q
period 2020-06-30
AssetMark Financial Holdings, Inc.
filed 2020-08-11
CIK 1591587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 31, 2020, the number of shares of the registrant’s common stock outstanding was 72,445,003.

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

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

AssetMark Financial Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands except share data and par value)

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$93,584	$96,341
Restricted cash	8,500	9,000
Investments, at fair value	8,224	7,275
Fees and other receivables, net	8,939	9,679
Income tax receivable, net	1,786	3,994
Other current assets	11,690	6,565
Total current assets	132,723	132,854
Property, plant and equipment, net	6,902	7,067
Capitalized software, net	68,578	69,814
Other intangible assets, net	658,638	651,915
Operating lease right-of-use assets	31,520	—
Goodwill	338,848	327,310
Total assets	$1,237,209	$1,188,960
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$297	$967
Accrued liabilities and other current liabilities	34,206	40,610
Total current liabilities	34,503	41,577
Long-term debt, net	121,850	121,692
Other long-term liabilities	15,043	16,440
Long-term portion of operating lease liabilities	35,579	—
Deferred income tax liabilities, net	150,795	150,390
Total long-term liabilities	323,267	288,522
Total liabilities	357,770	330,099
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.001 par value (675,000,000 shares authorized and 72,390,080 shares issued and outstanding as of June 30, 2020 and December 31, 2019)	72	72
Additional paid-in capital	823,528	796,406
Retained earnings	55,839	62,383
Total stockholders’ equity	879,439	858,861
Total liabilities and stockholders’ equity	$1,237,209	$1,188,960

The accompanying notes are an integral part of the condensed consolidated financial statements.

AssetMark Financial Holdings, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Asset-based revenue	$94,712	$94,273	$200,362	$177,336
Spread-based revenue	3,549	8,810	11,500	16,359
Other revenue	870	1,400	2,159	3,102
Total revenue	99,131	104,483	214,021	196,797
Expenses:
Asset-based expenses	30,084	31,625	65,099	59,727
Spread-based expenses	433	1,595	1,722	2,073
Employee compensation	45,364	35,489	88,861	67,374
General and operating expenses	13,383	13,135	32,748	25,427
Professional fees	3,160	4,469	6,991	6,855
Depreciation and amortization	8,747	7,613	17,156	14,509
Total expenses	101,171	93,926	212,577	175,965
Interest expense	1,474	4,031	3,101	8,055
Other (income) expense	(39)	—	11	—
Income (loss) before income taxes	(3,475)	6,526	(1,668)	12,777
Provision for income taxes	5,805	3,289	4,876	6,729
Net income (loss)	(9,280)	3,237	(6,544)	6,048
Unrealized gain on investments, net of tax	—	—	—	—
Net comprehensive income (loss)	$(9,280)	$3,237	$(6,544)	$6,048
Net income (loss) per share attributable to common stockholders:
Net income (loss) per share, basic and diluted	$(0.14)	$0.05	$(0.10)	$0.09
Weighted average number of common shares outstanding, basic	67,208,746	66,150,000	67,175,603	66,150,000
Weighted average number of common shares outstanding, diluted	67,208,746	66,150,000	67,175,603	66,150,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

AssetMark Financial Holdings, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands except share data)

For the three months ended June 30, 2020 and 2019

	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	earnings	income	equity
Balance at March 31, 2019	66,150,000	$66	$640,322	$66,657	$19	$707,064
Net income	—	—	—	3,237	—	3,237
Other comprehensive income	—	—	—	3	(19)	(16)
2018 dividend reclassification	—	—	1,046	(1,046)		—
Share-based employee compensation	—	—	5,226	—	—	5,226
Balance at June 30, 2019	66,150,000	$66	$646,594	$68,851	$—	$715,511

Balance at March 31, 2020	72,390,080	$72	$809,594	$65,119	$—	$874,785
Net loss	—	—	—	(9,280)	—	(9,280)
Share-based employee compensation	—	—	13,934	—	—	13,934
Balance at June 30, 2020	72,390,080	$72	$823,528	$55,839	$—	$879,439

For the six months ended June 30, 2020 and 2019

	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	earnings	income	equity
Balance at December 31, 2018	66,150,000	$66	$635,096	$63,846	$3	$699,011
Net income	—	—	—	6,048	—	6,048
Other comprehensive income	—	—	—	3	(3)	—
2018 dividend reclassification	—	—	1,046	(1,046)	—	—
Share-based employee compensation	—	—	10,452	—	—	10,452
Balance at June 30, 2019	66,150,000	$66	$646,594	$68,851	$—	$715,511

Balance at December 31, 2019	72,390,080	$72	$796,406	$62,383	$—	$858,861
Net loss	—	—	—	(6,544)	—	(6,544)
Share-based employee compensation	—	—	27,122	—	—	27,122
Balance at June 30, 2020	72,390,080	$72	$823,528	$55,839	$—	$879,439

The accompanying notes are an integral part of the condensed consolidated financial statements.

AssetMark Financial Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(6,544)	$6,048
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	17,156	14,509
Interest	158	347
Deferred income taxes	593	20
Share-based compensation	27,122	10,452
Changes in certain assets and liabilities:
Fees and other receivables, net	1,333	(1,461)
Receivables from related party	—	(314)
Other current assets	2,550	(2,012)
Accounts payable, accrued expenses and other liabilities	(15,072)	(17,675)
Income tax receivable and payable	2,208	(2,406)
Net cash provided by operating activities	29,504	7,508
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Global Financial Private Capital, LLC	—	(35,906)
Purchase of WBI OBS Financial, LLC, net of cash received	(18,561)	—
Purchase of investments	(1,497)	(21)
Sale of investments	5	—
Purchase of property and equipment	(704)	(838)
Purchase of computer software	(12,004)	(9,823)
Net cash used in investing activities	(32,761)	(46,588)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	—	(1,250)
Net cash (used in) provided by financing activities	—	(1,250)
Net change in cash, cash equivalents, and restricted cash	(3,257)	(40,330)
Cash, cash equivalents, and restricted cash at beginning of period	105,341	112,354
Cash, cash equivalents, and restricted cash at end of period	$102,084	$72,024
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$2,674	$8,966
Interest paid	$2,939	$7,708
Non-cash operating activities:
Non-cash changes to right-of-use assets	$38,495	$—
Non-cash changes to lease liabilities	$39,839	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

All dollar amounts presented are in thousands other than per share amounts.

Note 1. Organization and Nature of Business

These unaudited condensed consolidated financial statements include AssetMark Financial Holdings, Inc. and its subsidiaries, which include AssetMark Financial, Inc., which is the parent company of AssetMark, Inc., AssetMark Trust Company, AssetMark Brokerage, LLC, AssetMark Retirement Services, Inc., Global Financial Private Capital, Inc., Global Financial Advisory, LLC, WBI OBS, Inc., OBS Financial, Inc. and OBS Financial Services, Inc. (collectively, the “Company”).

The Company’s legal entity structure as of June 30, 2020 was as follows:

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

WBI OBS, Inc. (“OBL”), formerly known as WBI OBS Financial, LLC and renamed effective June 11, 2020, is a corporation that was incorporated under the laws of the State of Ohio on October 6, 2011. OBL is a holding company whose only assets are the share of common stock of OBS Holdings, Inc. (“OBF”). OBF is a corporation that was incorporated under the laws of the State of Ohio on April 14, 2000. OBF is a holding company whose only assets are the shares of common stock of OBS Financial Services, Inc. (“OBS”). OBS is a registed investment advisor that was incorporated under the laws of the State of Delaware on November 2, 2005. OBS provides a broad suite of integrated wealth management services for institutional and individual investors. See Note 3 for additional details on the acquisition completed during the quarter ended March 31, 2020.

Note 2. Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation have been included. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ended December 31, 2020 or any future period. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Risks and Uncertainties

The COVID-19 pandemic continues to rapidly evolve and has adversely impacted global commercial activities. Management expects COVID-19 related changes in market and investor behaviors to impact our asset- and spread-based revenue. However, given the uncertainty around the duration and extent of the COVID-19 pandemic, management cannot predict the impact on the Company’s results of operations, financial condition or liquidity in the third quarter for 2020 and subsequent periods.

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

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Recent Accounting Pronouncements – Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize an ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The Company adopted the new standard on January 1, 2020 using the modified retrospective transition method with certain available transitional practical expedients, and elected to apply the short-term lease exemption (described below) to all of its classes of underlying assets. The standard had a material impact on the Company’s condensed consolidated balance sheets, but did not have an impact on the Company’s condensed consolidated statements of comprehensive income. The most significant impact was due to the recognition of ROU assets and lease liabilities for operating leases. Adoption of the standard had no impact on previously reported results. The Company determines if an arrangement is a lease at inception. Operating leases are included in other current assets, operating lease ROU assets, accrued liabilities and other current liabilities, and long-term portion of operating lease liabilities on the Company’s condensed consolidated balance sheets. The Company does not have material finance leases. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligations to make payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the remaining lease term. The Company uses an estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components. The Company has elected to use the practical expedient to exclude the non-lease component from the lease for all asset classes. The majority of the Company’s lease agreements are facility leases. The Company’s leases have a weighted-average lease term of 7.6 years and used a weighted-average discount rate of 3.63% as of June 30, 2020.

Future minimum lease payments under non-cancellable leases as of June 30, 2020 is as follows:

Remainder of 2020	$2,225
2021	5,525
2022	5,872
2023	5,710
2024	6,084
2025 and thereafter	19,671
Total	$45,087

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

Note 3. Acquisition of WBI OBS Financial, LLC

On September 30, 2019, the Company entered into a unit purchase agreement to acquire WBI OBS Financial, LLC, subject to closing conditions that included approval from the Committee on Foreign Investment in the United States (“CFIUS”). On February 29, 2020, the Company closed the acquisition and paid a final purchase price of $21,339, net of working capital adjustments. The Company recorded goodwill of $11,538, adviser and trust relationships of $9,500 and deferred tax assets of $188 in connection with the acquisition.

Note 4. Goodwill and Intangible Assets

Goodwill

The Company’s goodwill balance was $338,848 and $327,310 as of June 30, 2020 and December 31, 2019, respectively. The Company, which has one reporting unit, performed an annual test for goodwill impairment in December for the years ended December 31, 2019 and 2018 and determined that goodwill was not impaired. The Company performed a qualitative test for goodwill impairment related to the COVID-19 pandemic and determined that an additional quantitative test was not necessary. Goodwill was not impaired as of June 30, 2020.

Intangible Assets

Information regarding the Company’s intangible assets is as follows:

June 30, 2020	Gross carrying amount	Accumulated amortization	Net carrying amount	Estimated remaining useful life
Indefinite-lived intangible assets:
Broker-dealer relationships	$570,480	$—	$570,480
Definite-lived intangible assets:
Trade names	45,830	(8,402)	37,428	16 years
Broker-dealer license	11,550	(2,117)	9,433	16 years
ATC regulatory status	23,300	(4,272)	19,028	16 years
GFPC adviser relationships	14,250	(1,230)	13,020	13 years
OBS adviser and trust relationships	9,500	(251)	9,249	12 years
Total	$674,910	$(16,272)	$658,638

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019	Gross carrying amount	Accumulated amortization	Net carrying amount	Estimated remaining useful life
Indefinite-lived intangible assets:
Broker-dealer relationships	$570,480	$—	$570,480
Definite-lived intangible assets:
Trade names	45,830	(7,256)	38,574	17 years
Broker-dealer license	11,550	(1,829)	9,721	17 years
ATC regulatory status	23,300	(3,689)	19,611	17 years
GFPC adviser relationships	14,250	(721)	13,529	13 years
Total	$665,410	$(13,495)	$651,915

The weighted average estimated remaining useful life was 14.6 years for trade names, the broker-dealer license, ATC regulatory status, GFPC adviser relationships and OBS adviser and trust relationships as of June 30, 2020. Amortization expense for definite-lived intangible assets was $1,451 and $1,009 for the three months ended June 30, 2020 and 2019, respectively. Amortization expense for definite-lived intangible assets was $2,776 and $2,229 for the six months ended June 30, 2020 and 2019, respectively. The Company performed an annual test for intangible assets impairment in December for the years ended December 31, 2019 and 2018 and determined that intangible assets were not impaired. The Company performed a test for intangible assets impairment due to the COVID-19 pandemic and determined that intangible assets were not impaired as of June 30, 2020.

The expected future amortization expense for intangible assets as of June 30, 2020 is as follows:

Remainder of 2020	$3,385
2021	5,803
2022	5,803
2023	5,803
2024	5,803
2025 and thereafter	62,044
Total	$88,641

Note 5. Accrued Liabilities and Other Current Liabilities

The following table shows the breakdown of accrued expenses and other current liabilities:

	June 30, 2020	December 31, 2019
Accrued bonus	$8,376	$17,209
Compensation and benefits payable	7,834	7,591
Asset-based payables	3,752	3,718
Other accrued expenses	14,244	12,092
Total	$34,206	$40,610

Note 6. Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

	June 30, 2020	December 31, 2019
Contractor liability	$2,487	$3,083
Deferred compensation plan liability	7,804	6,885
Purchase commitments related to acquisition of GFPC	4,752	5,322
Deferred rent	—	1,150
Total	$15,043	$16,440

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 7. Fair Value Measurements

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value in the consolidated balance sheets as of June 30, 2020 and December 31, 2019, based on the three-tier fair value hierarchy:

	June 30, 2020
	Fair Value	Level I	Level II	Level III
Assets:
Equity investment and alternative investment securities funds(1)	$420	$420	$—	$—
Assets to fund deferred compensation liability(2)	7,804	7,804	—	—
Total assets	$8,224	$8,224	$—	$—
Liabilities:
Deferred compensation liability(3)	$7,804	$7,804	$—	$—
Total liabilities	$7,804	$7,804	$—	$—

	December 31, 2019
	Fair Value	Level I	Level II	Level III
Assets:
Equity investment and alternative investment securities funds(1)	$390	$390	$—	$—
Assets to fund deferred compensation liability(2)	6,885	6,885	—	—
Total assets	$7,275	$7,275	$—	$—
Liabilities:
Deferred compensation liability(3)	$6,885	$6,885	$—	$—
Total liabilities	$6,885	$6,885	$—	$—
(1)

The fair value of the Company’s rabbi trust, which comprises equity investment and alternative investment securities funds, is based on the month-end quoted market prices for the net asset value of the various constituent funds and securities, which mature on a daily basis.

(2)

The deferred compensation asset fair value is based on the month-end quoted market prices for the net asset value of the various investment funds. The Company recognized unrealized gains of $818, $(552) and $1,089 related to this asset within the statements of income and comprehensive income for the three and six months ended June 30, 2020, and for the year ended December 31, 2019, respectively.

(3)

The deferred compensation liability is included in other non-current liabilities in the consolidated balance sheets and its fair market value is based on the month-end market prices for the net asset value of the various funds in the Company’s rabbi trust which the participants have selected. The Company recognized other expenses of $818, $(552) and $1,089 related to this liability within the statements of income and comprehensive income for the three and six months ended June 30, 2020, and for the year ended December 31, 2019, respectively.

Note 8. Asset-Based Expenses

Asset-based expenses incurred by the Company relating to the generation of asset-based revenues are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Strategist and manager fees	$23,744	$25,518	$52,186	$48,121
Premier broker-dealer fees	2,689	2,444	5,748	4,536
Custody fees	1,585	1,275	3,115	2,449
Fund advisory fees	1,220	1,724	2,301	3,442
Marketing allowance	845	612	1,748	1,127
Other	1	52	1	52
Total	$30,084	$31,625	$65,099	$59,727

Note 9. Debt

On November 14, 2018, the Company executed a Credit Agreement with Credit Suisse AG for a $250,000 term loan (the “Term Loan”) and a revolving line of credit (the “Revolver”) that permits the Company to borrow up to $20,000. The Term Loan matures on November 14, 2025 and the Revolver matures on November 14, 2023. On July 26, 2019, the Company made a partial repayment of $125 million of the Company’s outstanding indebtedness under the Term Loan. The repayment was considered a substantial modification and the debt was considered partially extinguished. As of June 30, 2020, $123.7 million aggregate principal amount of

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

the Term Loan remained outstanding and the Revolver was undrawn, and both the Term Loan and the Revolver bore interest at the London InterBank Offered Rate (“LIBOR”) plus a margin of 3.0%. Interest expense was $1,474 and $4,031 for the three months ended June 30, 2020 and 2019, respectively, and $3,101 and $8,055 for the six months ended June 30, 2020 and 2019, respectively.

Note 10. Share-Based Compensation

On July 3, 2019, the Company’s Board of Directors adopted, and the Company’s sole stockholder approved, the 2019 Equity Incentive Plan (the “2019 Equity Incentive Plan”), which became effective on July 17, 2019, the date of effectiveness of the Company’s IPO (as defined below) registration statement on Form S-1. As of June 30, 2020, 3,672,918 shares were available for issuance under the 2019 Equity Incentive Plan.

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

These RSAs are subject to the same vesting schedule as the Class C Common Units of AssetMark Holdings, with 50% of the RSAs scheduled to vest in three (3) equal installments on the third, fourth and fifth anniversaries of November 18, 2016, subject to the recipient’s continued employment through the vesting date, and 50% subject to the recipient’s continued employment through February 1, 2021 and the satisfaction of a performance-based vesting condition. The performance condition for these RSAs was deemed to have been satisfied in connection with the IPO. In the event that the vesting conditions are not satisfied for any portion of an award, the shares covered by such RSAs will transfer automatically to the Company.

Share-based compensation expense related to the RSAs was $12,782 and $25,034 for the three and six months ended June 30, 2020, respectively.

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

Share-based compensation expense related to the stock options was $583 and $1,167 for the three and six months ended June 30, 2020, respectively.

Restricted Stock Units

Also in connection with the IPO, the Company issued restricted stock units (“RSUs”) to certain officers and sales employees covering an aggregate of 85,737 shares of the Company’s common stock under the 2019 Equity Incentive Plan. Each of these RSUs is scheduled to vest in substantially equal installments on each of the first three anniversaries of July 18, 2019. On June 9, 2020, the Company issued 296,884 RSUs to all officers, certain employees and independent directors of the board. Each of these RSUs is scheduled to vest in substantially equal installments on each of the first four anniversaries of June 9, 2020.

Share-based compensation expense related to the RSUs was $431 and $783 for the three and six months ended June 30, 2020, respectively.

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Stock Appreciation Rights

On June 9, 2020, the Company issued stock appreciation rights (“SARs”) with a grant date fair value of $7,764 to certain officers with respect to 819,844 shares of the Company’s common stock under the 2019 Equity Incentive Plan. Each SAR has a strike price equal to the fair market value of the Company’s common stock on the date of grant and is scheduled to vest and become exercisable in substantially equal installments on each of the first four anniversaries of June 9, 2020. Upon exercise, each of these SARs will be settled in shares of the Company’s common stock with a value equal to the excess, if any, of the fair market value of the Company’s common stock measured on the exercise date over the strike price.

Share-based compensation expense related to SARs was $138 for both the three and six months ended June 30, 2020.

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

The Company’s effective tax rate was (167.1)% and 50.4% for the three months ended June 30, 2020 and 2019, respectively, and (292.3)% and 52.7% for the six months ended June 30, 2020 and 2019, respectively. These decreases were due to changes in the relative amounts of the Company’s share-based compensation and income before taxes across periods.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. The provisions of the CARES Act affecting corporations include, but are not limited to, elimination of certain limitations for utilizing net operating losses, relaxation of limitations on interest deductions, the expensing of costs of acquired qualified improvement property, employee retention tax credits and deferral of payroll taxes. There was no significant impact of this new law on the Company’s financial condition and results of operations for the three months ended June 30, 2020.

Note 13. Related Party Transactions

As of June 30, 2020 and December 31, 2019, the Company had a receivable due from Huatai Securities Co., Ltd. (“HTSC”) of $149 and $0, respectively, which represents the cash paid by the Company with respect to certain professional services incurred on behalf of HTSC related to IFRS audit fees and goodwill impairment test fees required by HTSC’s consolidated audit. The receivable balance of $149 was collected in cash during July 2020.

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 14. Net Income Per Share Attributable to Common Stockholders

Basic net income per share is computed by dividing net income attributable to common stockholders by the basic weighted average number of shares of common stock outstanding for the period. For the calculation of diluted net income per share, the basic weighted average number of shares of common stock outstanding is increased by the dilutive effect (if any) of stock options, restricted stock awards and restricted stock units.

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income per share attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss) attributable to common stockholders	$(9,280)	$3,237	$(6,544)	$6,048

Weighted average number of shares of common stock used in computing net income (loss) per share attributable to common stockholders, basic and diluted	67,208,746	66,150,000	67,175,603	66,150,000
Net income (loss) per share attributable to common stockholders, basic and diluted	$(0.14)	$0.05	$(0.10)	$0.09

The following securities were not included in the computation of diluted shares outstanding because such securities did not have a dilutive effect.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
RSAs	2,239,929	—	2,136,795	—
SARs	146,544	—	148,518	—
RSUs	80,526	—	78,203	—
Total	2,466,999	—	2,363,516	—

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

Financial Highlights

•

Total revenue for the quarter ended June 30, 2020 was $99.1 million, down $5.4 million, or 5.1%, from $104.5 million for the quarter ended June 30, 2019. Asset-based revenue for the quarter ended June 30, 2020 was $94.7 million, up $0.4 million, or 0.4%, from $94.3 million for the quarter ended June 30, 2019. Spread-based revenue for the quarter ended June 30, 2020 was $3.5 million, down $5.3 million, or 60.2%, from $8.8 million for the quarter ended June 30, 2019.

•	Net loss for the quarter ended June 30, 2020 was $9.3 million, or $(0.14) per share, compared to net income of $3.2 million, or $0.05 per share, for the quarter ended June 30, 2019.
•

Adjusted net income for the quarter ended June 30, 2020 was $15.1 million, compared to $16.6 million for the quarter ended June 30, 2019. For a reconciliation of net income, the most directly comparable GAAP financial measure, to adjusted net income, see the section titled “—Key Operating Metrics—Non-GAAP Financial Metrics—Adjusted Net Income.”

•

Adjusted EBITDA for the quarter ended June 30, 2020 was $25.3 million, compared to $28.6 million for the quarter ended June 30, 2019. For a reconciliation of net income, the most directly comparable GAAP financial measure, to adjusted EBITDA, see the section titled “—Key Operating Metrics—Non-GAAP Financial Metrics—Adjusted EBITDA.”

Asset and Adviser Growth Trends

•	Platform assets were $63.2 billion as of June 30, 2020, up 12.8% from $56.1 billion as of June 30, 2019.
•	We had 2,327 engaged advisers on our platform as of June 30, 2020, up 9.5% from 2,125 as of June 30, 2019. We added 67 engaged advisers through our acquisition of OBS.

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

Technology Development

We invested $215 million in the development of our technology and our dedicated technology team from January 1, 2015 to June 30, 2020. We intend to continue to invest in our technology platform to address the needs of financial advisers and their investors. Our revenue growth will depend, in part, on our ability to continue to launch new offerings and deliver solutions to financial advisers efficiently. While these investments may delay or reduce our profitability, we believe they will enable us to grow our revenue meaningfully in the long term.

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

Value of Platform Assets

Our revenue is subject to fluctuations due to changes in general economic conditions, including market conditions and the changing interest rate environment. Most of our revenue is based on the value of assets invested in products on our platform, which is heavily influenced by general economic conditions. Fluctuations in securities prices may affect the value of such assets and may also influence an investor’s decision to select, grow, maintain or reduce an investment. We generate asset-based revenue from fees billed in advance of each quarter, providing visibility into near-term revenue. In addition, we realize spread-based revenue, which is influenced significantly by interest rate changes and the amount of cash held by investors at our proprietary trust company.

Acquisitions

Our success in pursuing and executing strategic transactions may impact our assets and revenue. From 2014 to 2019, we acquired the platform assets of three firms, which collectively added $7.3 billion in assets. In September 2019, we announced our agreement to acquire OBS Financial, which closed on February 29, 2020 and which added approximately $2.1 billion in platform assets. We expect to continue to selectively seek acquisitions that will enhance our scale, operating leverage and capabilities to further deepen our offering to advisers and investors.

COVID-19 Pandemic

Beginning in early 2020, the outbreak of COVID-19 has rapidly evolved into a global pandemic and has adversely impacted global commercial activities. The near-term impacts related to the COVID-19 pandemic have primarily been to our asset-based revenue and spread-based revenue. The impact of declining global equity and bond markets as well as a lower interest rate environment was evident in our financial statements beginning in the second quarter of 2020, during which we incurred expenses related to the transition to an entirely remote workforce arrangement and increased expenditures for asset-based investment trading activities. The impact of COVID-19 has not affected and is not expected to affect our capabilities to conduct business with our financial advisers. Management expects that the pandemic will adversely affect our operations and operating results in the third quarter of 2020 and subsequent periods, although, given the uncertainty around the duration and extent of the COVID-19 pandemic, management cannot at this time quantify with any level of specificity the impact on our results of operations, financial condition or liquidity. We have continued to generate positive operating cash flows, have adequate cash on hand, and maintain access to our existing line of credit to meet our short-term liquidity needs. We have experienced neither material impairments of our assets nor a significant change in the fair value of our assets and liabilities due to the COVID-19 pandemic. We continue to monitor the developments relating to COVID-19 and are coordinating our operational response based on existing business continuity plans and guidance from global health organizations, relevant governments and general pandemic response best practices.

Initial Public Offering

On July 22, 2019, we completed our initial public offering (the “IPO”), in which we issued and sold 6,250,000 shares of our common stock, and the selling stockholder sold 8,125,000 shares of our common stock (including shares sold in connection with the full exercise of the underwriters’ option to purchase additional shares), at a price to the public of $22.00 per share. We received aggregate net proceeds of $124.1 million from the IPO after deducting underwriting discounts and commissions and offering expenses payable by us. We used the aggregate net proceeds to us, together with cash on hand, to pay down approximately $125 million of our indebtedness under the Term Loan.

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

Key metrics for the three and six months ended June 30, 2020 and 2019 include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operational metrics:
Platform assets (at period-beginning) (millions of dollars)	$56,025	$49,695	$61,608	$44,855
Net flows (millions of dollars)	907	1,514	2,742	2,924
Market impact net of fees (millions of dollars)	6,297	1,053	(3,181)	4,483
Acquisition impact (millions of dollars)	—	3,789	2,060	3,789
Platform assets (at period-end) (millions of dollars)	$63,229	$56,051	$63,229	$56,051
Net flows lift (% of beginning-of-year platform assets)	1.5%	3.4%	4.5%	6.5%
Advisers (at period-end)	8,474	7,899	8,474	7,899
Engaged advisers (at period-end)	2,327	2,125	2,327	2,125
Assets from engaged advisers (at period-end) (millions of dollars)	$56,095	$49,455	$56,095	$49,455
Households (at period-end)	179,166	155,372	179,166	155,372
New producing advisers	178	280	395	478
Production lift from existing advisers (annualized %)	16.3%	24.9%	19.7%	24.4%
Assets in custody at ATC (at period-end) (millions of dollars)	$44,455	$37,941	$44,455	$37,941
ATC client cash (at period-end) (millions of dollars)	$2,960	$1,493	$2,960	$1,493
Financial metrics:
Total revenue (millions of dollars)	$99	$104	$214	$197
Net income (loss) (millions of dollars)	$(9.3)	$3.2	$(6.5)	$6.1
Net income (loss) margin (%)	(9.4)%	3.1%	(3.1)%	3.1%
Capital expenditure (millions of dollars)	$6.2	$5.9	$12.7	$10.6
Non-GAAP financial metrics:
Adjusted EBITDA (millions of dollars)	$25.3	$28.6	$53.7	$51.3
Adjusted EBITDA margin (%)	25.6%	27.4%	25.1%	26.1%
Adjusted net income (millions of dollars)	$15.1	$16.6	$32.9	$29.4

Platform Assets

We believe that the amount of assets on our platform is an important indicator of the strength and growth of our business, our increased customer footprint and the market acceptance of our platform. We define platform assets as all assets on the AssetMark platform, whether these are assets for which we provide advisory services, referred to as regulatory assets under management (“AUM”), or non-advisory assets under administration, assets held in cash accounts or otherwise not managed (collectively, “Other Assets”). There is generally no material economic difference to our financial results whether assets are considered AUM or Other Assets. We view our platform assets as reflective of our revenue growth and potential for future growth. We had platform assets of $63,229 million and $56,051 million as of June 30, 2020 and 2019, respectively. Our regulatory AUM totaled $38,469 million and $34,435 million as of June 30, 2020 and 2019, respectively. We intend to continue growing our platform assets with enhancements to our technology, services and investment solutions. We expect the growth in our platform assets will remain a significant indicator of our business momentum and results of operations as existing advisers and new advisers realize the benefits of our platform. Our platform assets in any period may continue to fluctuate as a result of several factors, including our adviser satisfaction with the functionality, features, performance or pricing of our offering, overall fluctuations in the securities markets and other factors, a number of which are beyond our control.

Net Flows, Market Impact Net of Fees and Acquisition Impact

The changes in our platform assets from period to period are driven by production, redemptions, changes in market value and acquisitions. The amount of new assets that are added to existing and new client accounts are referred to as production, and the amount of assets that are withdrawn from client accounts are referred to as redemptions. We refer to the difference between production and redemptions as net flows. Positive net flows indicate that the amount of assets added to client accounts exceeds the amount of assets that have been terminated or withdrawn from client accounts. In addition to net flows, the change in the market value of investments held in client accounts between the beginning and end of a period, which we define as market impact, also influences platform assets. For each period, we show the market impact on platform assets net of the fees paid to financial advisers, platform fees and certain fees embedded in investment vehicles. Further, acquisition impact refers to the amount of assets added to our platform through acquisitions.

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

Production Lift from Existing Advisers (Annualized)

Existing advisers for a given period are defined as those who had invested client assets on our platform as of the beginning of the period. Production lift from existing advisers for a given period is calculated by dividing production (the amount of new assets that are added to client accounts) attributable to existing advisers (excluding GFPC advisers in 2019 and OBS advisers in 2020) for such period by platform assets as of the beginning of such period and annualizing the result. This metric represents both the organic growth of these advisers as well as any incremental share of wallet of the adviser’s business that is added to our platform on an annualized basis. We previously disclosed production lift from existing advisers as a year-to-date metric, despite calculating the metric on an annualized basis. As such, we have revised the description of this metric to match our calculations.

Assets in Custody at ATC (at Period-End)

Assets in custody at ATC represents platform assets that are in custody at AssetMark Trust Company (“ATC”).

ATC Client Cash (at Period-End)

In general, all accounts with ATC are required to have cash at a minimum level ranging from of 1.5% to 5% of invested assets. In addition to this minimum amount, strategists and advisers have the discretion to hold additional invested assets in cash. We refer to the aggregate amount of cash held at ATC as ATC client cash. As of June 30, 2020 and 2019, ATC client cash accounted for 7% and 4%, respectively, of the total assets in custody at ATC. As of June 30, 2020 and 2019, 100% and 98%, respectively, of the ATC client cash was placed with the ATC-insured cash deposit program and was the primary source of spread-based revenue for our business.

Total Revenue

Total revenue includes all revenue that we recognize, including asset-based revenue, spread-based revenue and other revenue. We recently announced plans to transition certain third-party mutual fund strategies from retail to institutional share classes, which have lower operating expense ratios than our retail share class mutual fund offerings. In June 2020, we completed transition of our open, third-party mutual fund strategies from retail to institutional shares, which will result in a lower overall cost of investment for clients, and, coupled with changes in pricing for these products, we expect that it will negatively impact our total revenue.

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

Set forth below is a reconciliation from net income and net income margin, the most directly comparable GAAP financial measures, to adjusted EBITDA and adjusted EBITDA margin for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Three Months Ended June 30,
(in thousands except for percentages)	2020	2019	2020	2019
Net income (loss)	$(9,280)	$3,237	(9.4)%	3.1%
Provision for income taxes	5,805	3,289	5.9%	3.1%
Interest income	(249)	(730)	(0.3)%	(0.7)%
Interest expense	1,474	4,031	1.5%	3.9%
Amortization/depreciation	8,747	7,613	8.9%	7.3%
EBITDA	6,497	17,440	6.6%	16.7%
Share-based compensation(1)	13,934	5,226	14.0%	5.0%
IPO readiness(2)	—	767	—	0.8%
Reorganization and integration costs(3)	44	130	—	0.1%
Acquisition expenses(4)	3,648	5,031	3.7%	4.8%
Business continuity plan(5)	1,245	—	1.3%	—
Unrealized (gain) loss in investments	(39)	—	—	—
Adjusted EBITDA	$25,329	$28,594	25.6%	27.4%

	Six Months Ended June 30,		Six Months Ended June 30,
(in thousands except for percentages)	2020	2019	2020	2019
Net income (loss)	$(6,544)	$6,048	(3.1)%	3.1%
Provision for income taxes	4,876	6,729	2.3%	3.4%
Interest income	(731)	(1,622)	(0.3)%	(0.8)%
Interest expense	3,101	8,055	1.4%	4.1%
Amortization/depreciation	17,156	14,509	8.0%	7.3%
EBITDA	17,858	33,719	8.3%	17.1%
Share-based compensation(1)	27,122	10,452	12.7%	5.3%
IPO readiness(2)	—	1,335	—	0.7%
Reorganization and integration costs(3)	147	787	0.1%	0.4%
Acquisition expenses(4)	7,225	5,031	3.4%	2.6%
Business continuity plan(5)	1,341	—	0.6%	—
Unrealized loss in investments	11	—	—	—
Adjusted EBITDA	$53,704	$51,324	25.1%	26.1%

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
(5)

“Business continuity plan” includes incremental compensation and other costs that are directly related to operations while transitioning to a remote workforce and other costs due to the COVID-19 pandemic.

Set forth below is a summary of the adjustments involved in the reconciliation from net income and net income margin, the most directly comparable GAAP financial measures, to adjusted EBITDA and adjusted EBITDA margin for the three and six months ended June 30, 2020 and 2019, broken out by compensation and non-compensation expenses.

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
(in thousands)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Share-based compensation(1)	$13,934	$—	$13,934	$5,226	$—	$5,226
IPO readiness(2)	—	—	—	—	767	767
Reorganization and integration costs(3)	44	—	44	127	3	130
Acquisition expenses(4)	2,318	1,330	3,648	2,145	2,886	5,031
Business continuity plan(5)	986	259	1,245	—	—	—
Unrealized (gain) loss in investments	—	(39)	(39)	—	—	—
Total adjustments to adjusted EBITDA	$17,282	$1,550	$18,832	$7,498	$3,656	$11,154

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
(in percentages)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Share-based compensation(1)	14.0%	—	14.0%	5.0%	—	5.0%
IPO readiness(2)	—	—	—	—	0.8%	0.8%
Reorganization and integration costs(3)	—	—	—	0.1%	—	0.1%
Acquisition expenses(4)	2.4%	1.3%	3.7%	2.0%	2.8%	4.8%
Business continuity plan(5)	1.0%	0.3%	1.3%	—	—	—
Unrealized (gain) loss in investments	—	—	—	—	—	—
Total adjustments to adjusted EBITDA margin %	17.4%	1.6%	19.0%	7.1%	3.6%	10.7%

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
(in thousands)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Share-based compensation(1)	$27,122	$—	$27,122	$10,452	$—	$10,452
IPO readiness(2)	—	—	—	—	1,335	1,335
Reorganization and integration costs(3)	149	(2)	147	689	98	787
Acquisition expenses(4)	3,450	3,775	7,225	2,145	2,886	5,031
Business continuity plan(5)	1,082	259	1,341	—	—	—
Unrealized loss in investments	—	11	11	—	—	—
Total adjustments to adjusted EBITDA	$31,803	$4,043	$35,846	$13,286	$4,319	$17,605

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
(in percentages)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Share-based compensation(1)	12.7%	—	12.7%	5.3%	—	5.3%
IPO readiness(2)	—	—	—	—	0.7%	0.7%
Reorganization and integration costs(3)	0.1%	—	0.1%	0.4%	—	0.4%
Acquisition expenses(4)	1.6%	1.8%	3.4%	1.1%	1.5%	2.6%
Business continuity plan(5)	0.5%	0.1%	0.6%	—	—	—
Unrealized loss in investments	—	—	—	—	—	—
Total adjustments to adjusted EBITDA margin %	14.9%	1.9%	16.8%	6.8%	2.2%	9.0%

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
(5)

“Business continuity plan” includes incremental compensation and other costs that are directly related to operations while transitioning to a remote workforce and other costs due to the COVID-19 pandemic.

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

Set forth below is a reconciliation from net income, the most directly comparable GAAP financial measure, to adjusted net income for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
(in thousands)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Net income (loss)			$(9,280)			$3,237
Acquisition-related amortization(1)	$—	$5,108	5,108	$—	$5,108	5,108
Expense adjustments(2)	3,348	1,589	4,937	2,272	3,656	5,928
Share-based compensation	13,934	—	13,934	5,226	—	5,226
Unrealized (gain) loss in investments	—	(39)	(39)	—	—	—
Tax effect of adjustments(3)	(870)	1,354	484	(591)	(2,278)	(2,869)
Adjusted net income	$16,412	$8,012	$15,144	$6,907	$6,486	$16,630

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
(in thousands)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Net income (loss)			$(6,544)			$6,048
Acquisition-related amortization(1)	$—	$10,216	10,216	$—	$10,216	10,216
Expense adjustments(2)	4,680	4,032	8,712	2,834	4,319	7,153
Share-based compensation	27,122	—	27,122	10,452	—	10,452
Unrealized loss in investments	—	11	11	—	—	—
Tax effect of adjustments(3)	(1,217)	(5,449)	(6,666)	(737)	(3,779)	(4,516)
Adjusted net income	$30,585	$8,810	$32,851	$12,549	$10,756	$29,353

(1)	Relates to intangible assets established in connection with HTSC’s acquisition of our Company in 2016.
(2)	Consists of the adjustments to EBITDA listed in the adjusted EBITDA reconciliation table above other than share-based compensation.
(3)	Reflects the tax impact of expense adjustments and acquisition-related amortization.

Components of Results of Operations

Revenue

Asset-Based Revenue

A majority of our revenue is derived from the fees we charge as a percentage of platform assets. We record this revenue as asset-based revenue. Our asset-based revenue varies based on the types of investment solutions and services that financial advisers utilize for their clients. Asset-based revenue accounted for approximately 95.5% and 90.2% of our total revenue for the three months ended June 30, 2020 and 2019, respectively, and approximately 93.6% and 90.1% of our total revenue for the six months ended June 30, 2020 and 2019, respectively. Asset-based revenue decreased in the second quarter of 2020 due to lower assets under management as a result of the market downturn in the first quarter of 2020 due to the COVID-19 pandemic.

Spread-Based Revenue

Our spread-based revenue consists of the fees we earn on cash custodied at ATC, one of our wholly owned subsidiaries and one of several custodians offered on our platform. ATC utilizes third-party banks to place and hold client cash and is paid interest-rate-sensitive fees calculated by reference to such deposits. Spread-based revenue decreased in the second quarter of 2020 as a result of the recent significant decline in interest rates in the U.S.

Other Revenue

Other revenue consists primarily of interest earned on operating cash held by us. Other one-time income items are reported under “Other Revenue,” as discussed elsewhere in this section. We expect other revenue to decrease in future periods as a result of the recent significant decline in interest rates in the U.S.

Operating Expenses

Asset-Based Expenses

Asset-based expenses primarily relate to costs incurred directly from the generation of asset-based revenue, including strategist, investment manager and sub-advisory fees, custody fees paid to our third-party custodian partners, payments to our broker-dealer partners and business development allowance payments for our premier advisers. These expenses are typically calculated based upon a percentage of the market value of assets held in customer accounts measured as of the end of each fiscal quarter. Asset-based expenses decreased in the second quarter of 2020 due to lower assets under management as a result of market downturn in the first quarter of 2020 due to the COVID-19 pandemic.

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

Results of Operations

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

The following discussion presents an analysis of our results of operations for the three months ended June 30, 2020 and 2019. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items.

	Three months ended June 30,
(in thousands)	2020	2019	$ Change	% Change
Revenue:
Asset-based revenue	$94,712	$94,273	$439	0.5
Spread-based revenue	3,549	8,810	(5,261)	(59.7)
Other revenue	870	1,400	(530)	(37.9)
Total revenue	99,131	104,483	(5,352)	(5.1)
Operating expenses:
Asset-based expenses	30,084	31,625	(1,541)	(4.9)
Spread-based expenses	433	1,595	(1,162)	(72.9)
Employee compensation	45,364	35,489	9,875	27.8
General and operating expenses	13,383	13,135	248	1.9
Professional fees	3,160	4,469	(1,309)	(29.3)
Depreciation and amortization	8,747	7,613	1,134	14.9
Total operating expenses	101,171	93,926	7,245	7.7
Interest expense	1,474	4,031	(2,557)	(63.4)
Other income	(39)	—	(39)	*
Income (loss) before income taxes	(3,475)	6,526	(10,001)	(153.2)
Provision for income taxes	5,805	3,289	2,516	76.5
Net income (loss)	(9,280)	3,237	(12,517)	(386.7)
Unrealized gain on available for sale investments, net of tax	—	—	—	*
Net comprehensive income (loss)	$(9,280)	$3,237	$(12,517)	(386.7)

*	Not meaningful.

Asset-Based Revenue

Asset-based revenue increased by $0.4 million, or 0.5%, from $94.3 million in the three months ended June 30, 2019 to $94.7 million in the three months ended June 30, 2020. This increase was primarily related to increased platform fees and advisory fees of $1.1 million associated with growth in platform assets, partially offset by lower custodial revenue of $0.6 million.

Spread-Based Revenue

Spread-based revenue decreased by $5.3 million, or 59.7%, from $8.8 million in the three months ended June 30, 2019 to $3.5 million in the three months ended June 30, 2020. This decrease was due to lower interest rates, partially offset by higher cash invested through ATC’s insured cash deposit program.

Other Revenue

Other revenue decreased by $0.5 million, or 37.9%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. This decrease was related to lower interest income of $0.5 million attributed to lower interest rates for the quarter ended June 30, 2020.

Asset-Based Expenses

Asset-based expenses decreased by $1.5 million, or 4.9%, from $31.6 million in the three months ended June 30, 2019 to $30.1 million in the three months ended June 30, 2020. This decrease was primarily related to a $2.3 million decrease in strategist investment management and sub-adviser expenses. Despite an increase in overall assets on the platform from the prior year, we continued to experience a shift to lower cost investment vehicles, driving strategist expense down accordingly. The decrease was offset by a $0.8 million increase in custody fees, asset-based broker-dealer payments and marketing allowances.

Spread-Based Expenses

Spread-based expenses decreased by $1.2 million, or 72.9%, from $1.6 million in the three months ended June 30, 2019 to $0.4 million in the three months ended June 30, 2020. This decrease was due to lower interest-credited payments to clients as a result of the lower overall interest rate environment and its impact on cash invested through ATC’s insured cash deposit program.

Employee Compensation

Employee compensation increased by $9.9 million, or 27.8%, from $35.5 million in the three months ended June 30, 2019 to $45.4 million in the three months ended June 30, 2020. This increase was primarily due to an $8.7 million increase in share-based compensation as a result of the growth in the valuation of our business and our issuance of RSAs immediately following the pricing of our IPO. The increase in employee compensation was also due to a $1.2 million increase in salaries and related expenses from our increased associate headcount to support our ongoing growth, including $0.2 million in expenses related to the GFPC and OBS acquisitions that will continue until we transition the GFPC and OBS assets to our platform, as well as higher reorganization and integration costs of $0.9 million.

General and Operating Expenses

General and operating expenses increased by $0.2 million, or 1.9%, from $13.1 million in the three months ended June 30, 2019 to $13.4 million in the three months ended June 30, 2020. This increase was primarily due to an increase of $0.6 million in building costs, an increase of $0.5 million in trade claims, an increase of $0.5 million in insurance costs, an increase of $0.4 million in legal expenses and an increase of $1.2 million in business continuity planning (“BCP”)-related expenses. This increase was partially offset by a decrease of $1.1 million in travel expenses, a decrease of $0.8 million in IPO-readiness costs, a decrease of $0.6 million in acquisition-related expenses and a $0.5 million decrease in events spending. The remaining increase was primarily driven by higher spend related to subscriptions, software, printing and postage, and trading fees.

Professional Fees

Professional fees decreased by $1.3 million, or 29.3%, from $4.5 million in the three months ended June 30, 2019 to $3.2 million in the three months ended June 30, 2020. This decrease was driven by a $1.0 million decrease in acquisition-related expenses and a $0.3 million decrease in consulting fees.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by $1.1 million, or 14.9%, from $7.6 million in the three months ended June 30, 2019 to $8.7 million in the three months ended June 30, 2020. This increase was related to incremental assets placed in service during 2018, 2019 and 2020. When HTSC acquired us on October 31, 2016, all intangible assets were adjusted to fair value, and those assets with definite lives commenced amortization schedules ranging from 5- to 20-years. Because fewer than four years has elapsed since the acquisition in late 2016, we experienced minimal fully amortized asset run-off in 2018, 2019 and 2020 with which to offset the incremental assets recently placed in service.

Interest Expense

Interest expense decreased by $2.6 million, or 63.4%, from $4.0 million in the three months ended June 30, 2019 to $1.5 million in the three months ended June 30, 2020. This decrease can primarily be attributed to a lower debt balance resulting from our repayment of $125 million of indebtedness under our Term Loan in July 2019, as well as lower interest rates.

Other Income

Other income increased by $39,000 from $0 in the three months ended June 30, 2019 to $(39,000) in the three months ended June 30, 2020. This increase was primarily due to unrealized gain on investments held as a result of the market upturn in the second quarter of 2020.

Provision for Income Taxes

Provision for income taxes increased by $2.5 million, or 76.5%, from $3.3 million in the three months ended June 30, 2019 to $5.8 million in the three months ended June 30, 2020. This change was primarily a result of the increased income tax effects of our share-based compensation.

Net Comprehensive Income (Loss)

Net comprehensive income decreased by $12.5 million, or 386.7%, from net income of $3.2 million in the three months ended June 30, 2019 to a net loss of $9.3 million in the three months ended June 30, 2020. This decrease in net comprehensive income was primarily due to a decrease in spread-based revenue of $5.3 million related to lower interest rates, as well as (i) a $9.9 million increase in compensation expense (with approximately $8.7 million related to an increase in the carrying value of share-based compensation expenses attributed to the growth in the valuation of our business), (ii) a $2.5 million increase in the provision for income taxes, and (iii) a $1.1 million increase in depreciation and amortization. The decrease was partially offset by lower expenses incurred in the quarter ended June 30, 2020, including (i) a $2.7 million decrease in asset-based expenses and spread-based expenses related to lower strategist and sub-adviser expenses, (ii) a $2.5 million decrease in interest expense due to our partial repayment of $125 million of our outstanding indebtedness under our Term Loan, and (iii) a $1.3 million decrease in professional fees, primarily related to reduced GFPC and OBS acquisition costs.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

The following discussion presents an analysis of our results of operations for the six months ended June 30, 2020 and 2019. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items.

	Six months ended June 30,
(in thousands)	2020	2019	$ Change	% Change
Revenue:
Asset-based revenue	$200,362	$177,336	$23,026	13.0
Spread-based revenue	11,500	16,359	(4,859)	(29.7)
Other revenue	2,159	3,102	(943)	(30.4)
Total revenue	214,021	196,797	17,224	8.8
Operating expenses:
Asset-based expenses	65,099	59,727	5,372	9.0
Spread-based expenses	1,722	2,073	(351)	(16.9)
Employee compensation	88,861	67,374	21,487	31.9
General and operating expenses	32,748	25,427	7,321	28.8
Professional fees	6,991	6,855	136	2.0
Depreciation and amortization	17,156	14,509	2,647	18.2
Total operating expenses	212,577	175,965	36,612	20.8
Interest expense	3,101	8,055	(4,954)	(61.5)
Other expense	11	—	11	*
Income (loss) before income taxes	(1,668)	12,777	(14,445)	(113.1)
Provision for income taxes	4,876	6,729	(1,853)	(27.5)
Net income (loss)	(6,544)	6,048	(12,592)	(208.2)
Unrealized gain on available for sale investments, net of tax	—	—	—	*
Net comprehensive income (loss)	$(6,544)	$6,048	$(12,592)	(208.2)

*	Not meaningful.

Asset-Based Revenue

Asset-based revenue increased by $23.0 million, or 13.0%, from $177.3 million in the six months ended June 30, 2019 to $200.4 million in the six months ended June 30, 2020. This increase was primarily related to increased platform fees and advisory fees of $23.4 million associated with growth in platform assets, partially offset by a decrease of $0.3 million in custodial revenue.

Spread-Based Revenue

Spread-based revenue decreased by $4.9 million, or 29.7%, from $16.4 million in the six months ended June 30, 2019 to $11.5 million in six months ended June 30, 2019. This decrease was due to lower interest rates, partially offset by higher overall cash invested through ATC’s insured cash deposit program.

Other Revenue

Other revenue decreased by $0.9 million, or 30.4%, from $3.1 million in the six months ended June 30, 2019 to $2.2 million in the six months ended June 30, 2020. This decrease was primarily related to lower interest income from lower interest rates and lower cash balances generated from operating activities due to market downturns caused by the recent COVID-19 pandemic.

Asset-Based Expenses

Asset-based expenses increased by $5.4 million, or 9.0%, from $59.7 million in the six months ended June 30, 2019 to $65.1 million in the six months ended June 30, 2020. This increase was primarily related to increased strategist and investment management expenses of $4.1 million due to growth in platform assets and an increase in asset-based broker-dealer payments of $1.2 million, partially offset by lower sub-adviser expenses of $1.1 million. The remaining increase was due to higher marketing allowances and custody fees.

Spread-Based Expenses

Spread-based expenses decreased by $0.4 million, or 16.9%, from $2.1 million in the six months ended June 30, 2019 to $1.7 million in the six months ended June 30, 2020. This decrease was due to lower interest-credited payments to clients driven by lower interest rates on cash invested through ATC’s insured cash deposit program.

Employee Compensation

Employee compensation increased by $21.5 million, or 31.9%, from $67.4 million in the six months ended June 30, 2019 to $88.9 million in the six months ended June 30, 2020. This increase was primarily due to a $16.7 million increase in share-based compensation as a result of the growth in the valuation of our business and our issuance of RSAs immediately following the pricing of our IPO. The increase in employee compensation was also due to a $4.9 million increase in salaries and related expenses from our increased associate headcount to support our ongoing growth, including $1.3 million in expenses related to the GFPC and OBS acquisitions that will continue until we transition GFPC and OBS assets to our platform, as well as an increase in reorganization and integration costs of $0.4 million.

General and Operating Expenses

General and operating expenses increased by $7.3 million, or 28.8% from $25.4 million in the six months ended June 30, 2019 to $32.7 million in the six months ended June 30, 2020. This increase was due in part to a $1.5 million increase in GFPC- and OBS- related costs and a $1.3 million increase in BCP costs, partially offset by lower IPO-readiness costs of $0.8 million. The increase was also driven by a $1.5 million increase in software and subscription spend, a $1.2 million increase in insurance costs, a $1.2 million increase in building costs, a $1.0 million increase in events spend, a $0.7 million increase in legal expenses, a $0.6 million increase in trading costs, a $0.6 million increase in printing and postage and a $0.5 million increase in trade claims. These increases were partially offset by $1.0 million in lower travel expenses. The remaining increase was primarily driven by higher spend related to subscriptions, printing and postage, legal spend, trading fees and trade claims.

Professional Fees

Professional fees increased by $0.1 million, or 2.0%, from $6.9 million in the six months ended June 30, 2019 to $7.0 million in the six months ended June 30, 2020. This increase was due to $0.9 million in higher consulting fees and $0.5 million in higher audit fees, and was partially offset by $0.7 million in lower reorganization and integration cost and $0.6 million in lower IPO-readiness costs.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by $2.6 million, or 18.2%, from $14.5 million in the six months ended June 30, 2019 to $17.2 million in the six months ended June 30, 2020. This increase was due in part to $0.4 million of amortization expense related to intangible assets established in connection with the GFPC and OBS acquisitions. The remaining increase was related to incremental assets placed in service during 2018, 2019 and 2020. When HTSC acquired us on October 31, 2016, all intangible assets were adjusted to fair value, and those assets with definite-lives commenced amortization schedules ranging from 5- to 20-years. Because fewer than four years has elapsed since the acquisition in late 2016, we experienced minimal fully amortized asset run-off in 2018, 2019 and 2020 with which to offset the incremental assets recently placed in service.

Interest Expense

Interest expense decreased by $5.0 million, or 61.5%, from $8.1 million in the six months ended June 30, 2019 to $3.1 million in the six months ended June 30, 2020. This decrease was due to our partial repayment of $125 million of our outstanding indebtedness under our Term Loan and lower interest rates.

Other Expense

Other expense increased by $11,000 from $0 in the six months ended June 30, 2019 to $11,000 in the six months ended June 30, 2020. This increase was primarily due to an unrealized loss on investments held as a result of recent market declines due to the COVID-19 pandemic.

Provision for Income Taxes

Provision for income taxes decreased by 1.9 million or 27.5% from $6.7 million in the six months ended June 30, 2019 to $4.9 million in the six months ended June 30, 2020. The change was primarily a result of the increased income tax effects of our share-based compensation.

Net Comprehensive Income (Loss)

Net comprehensive income decreased by $12.6 million, or 208.2%, from net income of $6.0 million in the six months ended June 30, 2019 to a net loss of $6.5 million in the six months ended June 30, 2020, despite a $17.2 million increase in total revenue over the same period. This decrease in net comprehensive income was due to increased expenses incurred in the six months ended June 30, 2020, including (i) a $21.5 million increase in employee compensation expense, with approximately $16.7 million related to an increase in the carrying value of share-based compensation expenses attributed to the growth in the valuation of our business, (ii) a $5.0 million increase in asset-based expenses and spread-based expenses related to the growth in revenue, and (iii) a $7.3 million increase in general and operating expenses due to growth in the business, including $1.5 million in acquisition costs, a $0.3 million increase in BCP costs, a $1.5 million increase in software and subscription spend, a $1.2 million increase in insurance costs, a $1.2 million increase in building costs, a $1.0 million increase in events spend, a $0.7 million increase in legal costs, a $0.6 million increase in trading costs, a $0.6 million increase in printing and postage, and a $0.5 million increase in trade claims, partially offset by $1.0 million in lower travel costs and $0.8 million in lower IPO-readiness costs. The increase in these expenses was partially offset by a $4.9 million decrease in interest expense due to our partial repayment of $125 million of our outstanding indebtedness under our Term Loan and a $1.9 million decrease in the provision for income taxes related to an expected income tax benefit in 2020.

Liquidity and Capital Resources

Liquidity

Since 2016, our operations have been financed primarily through cash flows from operations. In November of 2018, we also established a credit facility consisting of a $250.0 million term loan and a $20.0 million revolving credit facility with Credit Suisse AG, Cayman Islands Branch (“Credit Suisse”). As of June 30, 2020 and 2019, we had cash and cash equivalents of $93.6 million and $65.0 million, respectively, and restricted cash of $8.5 million and $7.0 million, respectively. Over the next twelve months, we expect that our cash and liquidity needs will continue to be met by cash generated by our ongoing operations as well as our credit facility. To the extent that existing cash, cash from operations and our credit facility are not sufficient to fund our future operations, we may need to raise additional funds through public or private equity or additional debt financing. In addition, we may opportunistically seek to raise additional capital to fund our continued growth. To the extent that we are unsuccessful in additional debt or equity financings, our plans for continued growth may be curtailed.

Credit Facility

In November 2018, we entered into a credit agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent (collectively, the “Agent”), and the lenders party thereto (the “Credit Agreement”), which we amended on June 28, 2019. The Credit Agreement consists of a $250.0 million term loan (the “Term Loan”) and a $20.0 million revolving credit facility (the “Revolver,” and together with the Term Loan, collectively, the “Credit Facility”). Our obligations under the Credit Facility are guaranteed by certain of our subsidiaries and are secured by substantially all of our assets, and all of the assets of certain of our subsidiaries, subject to certain exceptions. We used the net proceeds to us from the IPO, together with cash on hand, to repay approximately $125 million of our indebtedness under the Term Loan on July 26, 2019. As of June 30, 2020, $123.7 million aggregate principal amount of the Term Loan remained outstanding and the Revolver was undrawn.

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

The Credit Agreement contains customary affirmative and negative covenants, including reporting requirements and restrictions, subject to various exceptions, on the incurrence of additional indebtedness, the creation of liens, the making of acquisitions and investments, the disposal of assets and the making of restricted payments. Additionally, the Revolver includes a springing financial covenant, which provides that if, on the last day of a fiscal quarter, the principal amount of our revolving loans and letters of credit, subject to certain exceptions, exceeds $6.0 million, our total leverage ratio shall not exceed 4.50 to 1.00 for the fiscal quarters ending on or after March 31, 2020. As of June 30, 2020, we were in compliance with all applicable covenants. The Credit Agreement also contains customary events of default, which could result in acceleration of amounts due under the Credit Facility. Such events of default include, subject to the grace periods specified therein, our failure to pay principal or interest when due, our failure to satisfy or comply with covenants, a change of control, the imposition of certain judgments and the invalidation of liens we have granted.

Cash Flows

The following table presents information regarding our cash flows, cash, cash equivalents and restricted cash for the periods indicated:

	Six months ended June 30,
(in thousands)	2020	2019
Cash flow from operating activities	$29,504	$7,508
Cash flow used in investing activities	(32,761)	(46,588)
Cash flow from (used in) financing activities	—	(1,250)
Net change in cash, cash equivalents and restricted cash	(3,257)	(40,330)
Cash, cash equivalents and restricted cash at beginning of period	105,341	112,354
Cash, cash equivalents and restricted cash at end of period	$102,084	$72,024

Cash Flows from Operating Activities

Cash flows from operating activities increased by $22.0 million in the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to an increase in share-based compensation expense of $16.7 million, an increase in depreciation and amortization of $2.6 million, an increase in fees and other receivables of $2.8 million, an increase in other current assets of $4.5 million, an increase in payables of $2.6 million and an increase in income tax receivables of $4.6 million, offset by a decrease in net income of $12.6 million.

Cash Used in Investing Activities

Cash used in investing activities decreased by $13.8 million in the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to the $35.9 million purchase price for the GFPC acquisition in 2019 and the $18.6 million purchase price for the OBS acquisition in 2020, partially offset by a $2.0 million increase in capital expenditures and $1.5 million in purchases of investments.

Cash Flows from (Used in) Financing Activities

Cash flows used in financing activities decreased by $1.3 million in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. This decrease was primarily due to net cash outflows in 2019 of $1.3 million, which were related to our repayment of $125 million under our Term Loan, which outflows were not present in the six months ended June 30, 2020.

Contractual Obligations

There have been no material changes to our contractual obligations and commitments as of June 30, 2020 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

As of December 31, 2019 and June 30, 2020, we had no off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Our exposure to market risk is directly related to revenue from fees earned based upon a percentage of assets on our platform. In the six months ended June 30, 2020, 97% of our total revenue, was based on the market value of assets on our platform and were recurring in nature. We expect this percentage to vary over time. A 1% decrease in the aggregate value of assets on the platform at the beginning of the period for the six months ended June 30, 2020, would have caused our total revenue to decline by 1%, and would have caused our pre-tax income to decline by 84%, assuming we did not initiate additional expense measures in response to a market decline.

Interest Rate Risk

Changes in interest rates will impact our spread-based revenue. As of June 30, 2020, client cash assets participating in the insured cash deposit program at ATC totaled $3.0 billion. A change in short-term interest rates of 100 basis points at the beginning of the period for the six months ended June 30, 2020 would result in an increase or decrease in income before income taxes of approximately $1.9 million on an annual basis (based on total client cash assets at December 31, 2019) and subject to any changes to interest credited to the end-investor). Actual impacts may vary depending on interest rate levels and the significance of change.

Additionally, changes to interest rates will impact the cost of our borrowing. Borrowing under both the Term Loan and the Revolver bears interest at (x) LIBOR plus a margin of 3.50%, with a step down to 3.25% or (y) the Alternate Base Rate, as defined and specified in the Credit Agreement, plus a margin of 2.50%, with a stepdown to 2.25%, in each case based on our achievement of a specified first-lien leverage ratio. Additionally, the Term Loan’s margin was reduced by 0.25% following the IPO. With respect to the

Revolver, a quarterly fee of 0.50% is due for the unused amounts thereunder, with a stepdown to 0.375% based on our achievement of a specified first-lien leverage ratio. If LIBOR-based interest rates increased by 100 basis points, our interest expense on an annualized basis would increase by approximately $1.2 million based on amounts drawn down under the Term Loan as of June 30, 2020 and assuming no draw down of the Revolver.

Operational Risk

Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, improper or unauthorized execution and processing of transactions, deficiencies in our technology or financial operating systems, including potential inefficiencies driven by the implementation of a remote workforce during the COVID-19 pandemic, and inadequacies or breaches in our control processes. We operate in diverse markets and are reliant on the ability of our employees and systems to process a large number of transactions. These risks are less direct and quantifiable than market risk, but managing them is critical, particularly in a rapidly changing environment with increasing transaction volumes. In the event of a breakdown or improper operation of systems or improper action by employees or advisers, we could suffer financial loss, regulatory sanctions and damage to our reputation, and in times of high market volatility the financial losses from operational risk as well as the likelihood of such losses may increase. Business continuity plans exist for critical systems, and redundancies are built into the systems as deemed appropriate. To mitigate and control operational risk, we have developed and continue to enhance specific policies and procedures that are designed to identify and manage operational risk at appropriate levels throughout our organization and within various departments. These control mechanisms attempt to ensure that operational policies and procedures are being followed and that our employees operate within established corporate policies and limits.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”)) as of June 30, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective, at the reasonable assurance level.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are, from time to time, involved in various legal proceedings, litigation and regulatory matters that arise in the normal course of our business. Except for the matter described below, we do not believe that the resolutions of any such matters we are currently involved in, individually or in the aggregate, will have a material adverse impact on our financial condition or results of operations. However, we can provide no assurance that any pending or future matters will not have a material effect on our financial condition or results of operations in the future.

Because we operate in a highly regulated industry, we and our subsidiaries are regularly subject to examinations and enforcement inquiries by the SEC and other governmental and regulatory agencies. In July 2020, one of our SEC-registered investment subsidiaries received an examination report from the SEC’s Office of Compliance, Inspections and Examinations requesting that such subsidiary take certain corrective actions. Two of our subsidiaries also received related subpoenas from the SEC’s Division of Enforcement requesting the production of documents. The examination report and subpoenas primarily relate to disclosure of potential conflicts of interest among our subsidiaries, and they appear to be part of a broader SEC initiative examining disclosure of potential conflicts of interest in the investment advisory industry. The examination report expressly provides that it represents the conclusions of the SEC staff involved and not those of the SEC or any division or office thereof. The subpoenas expressly provide that the inquiry is not to be construed as an indication by the SEC or its staff that any violations of the federal securities laws have occurred, nor should it be considered a reflection upon any person, entity or security. We are fully cooperating with these non-public, fact-finding inquiries. However, there can be no assurance as to the outcome of these matters.

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

We derive a significant portion of our revenue from asset-based fees. Individual advisers or their clients may seek to negotiate a lower asset-based fee percentage. In particular, recent trends in the broker-dealer industry towards zero-commission trading may make self-directed brokerage services comparatively less expensive, and therefore more attractive to investors, than investment adviser services, which could prompt our investment adviser clients to attempt to renegotiate the fees they pay to us. In addition, clients may elect to use products that generate lower revenue, which may result in lower total fees being paid to us. For example, one of our broker-dealer clients recently decided to limit its advisers’ access to certain of our retail share class strategies, which may cause these advisers to shift to lower-revenue products offered on our platform. If other broker-dealer clients similarly limit access to certain of our strategies such that advisers shift to our lower-revenue products, we may be required to shift our service offering towards lower-revenue products, which would lead to a decline in asset-based revenue. In addition, we recently announced plans to transition certain third-party mutual fund strategies from retail to institutional share classes, which have lower operating expense ratios than our retail share class mutual fund offerings. We completed this transition in June 2020, which will result in a lower overall cost of investment for clients, and, coupled with changes in pricing for these products, we expect that it will negatively impact our revenue and net income. Further, as competition among financial advisers increases, financial advisers may be required to lower the fees they charge to their end investors, which could cause them to seek lower fee options on our platform or to more aggressively negotiate the fees we charge. Any reduction in asset-based fees could persist beyond the near term given the recurring quarterly nature of our asset-based fee arrangements. Any of these factors could result in a fluctuation or decline in our asset-based revenue, which would have a material adverse effect on our results of operations, financial condition or business.

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

Asset-based revenue makes up a significant portion of our revenue, representing 94% and 90% of our total revenue for the six months ended June 30, 2020 and 2019, respectively. In addition, given our fee-based model, we expect that asset-based revenue will continue to account for a significant percentage of our total revenue in the future. Spread-based revenue accounted for 5% and 8% of our total revenue for the six months ended June 30, 2020 and 2019, respectively. Significant fluctuations in securities prices, as well as recent and potential decreases in interest rates, materially affect the value of the assets managed by our clients and may cause a decrease in our spread-based revenue. In particular, our spread-based revenue is directly correlated with changes in interest rates; in the second quarter of 2020, interest rates in the U.S. remained near zero after declining in the first quarter of 2020, and our spread-based revenue has similarly declined significantly. Changes in interest rates may also influence financial adviser and investor decisions regarding whether to invest in, or maintain an investment in, one or more of our investment solutions. If such fluctuations in securities prices or decreases in interest rates were to lead to decreased investment in the securities markets, our revenue and earnings derived from asset-based and spread-based revenue could be simultaneously materially adversely affected.

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

Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, improper or unauthorized execution and processing of transactions, deficiencies in our operating systems, business disruptions and inadequacies or breaches in our internal control processes. Operational risk may also result from potential inefficiencies driven by the implementation of a remote workforce during the COVID-19 pandemic. We operate in diverse markets and are reliant on the ability of our employees and systems to process large volumes of transactions often within short time frames. In the event of a breakdown or improper operation of systems (including due to extreme market volumes or volatility or the failure or delay of systems supporting a remote workforce), human error or improper action by employees, we could suffer financial loss, regulatory sanctions or damage to our reputation. In addition, there may be circumstances when our customers are dissatisfied with our investment solutions and services, even in the absence of an operational error. In such circumstances, we may elect to make payments or otherwise incur increased costs or lower revenue to maintain customer relationships. In any of the forgoing circumstances, our results of operations, financial condition or business could be materially adversely affected.

We may make future acquisitions which may be difficult to integrate, divert management resources, result in unanticipated costs or dilute our stockholders.

We have in the past, and may in the future, choose to grow our business in part through acquisitions, which could pose a number of risks to our operations. We may not be able to complete acquisitions, or integrate the operations, products, technologies or personnel gained through any such acquisition, such as our recent acquisitions of Global Financial Private Capital and OBS Financial, without a material adverse effect on our results of operations, financial condition or business. Assimilating the acquired businesses may divert significant management attention and financial resources from our other operations and could disrupt our ongoing business. We may have difficulty integrating the acquired operations, products, technologies or personnel, and may incur substantial unanticipated integration costs. Financing an acquisition could result in dilution from issuing equity securities or a weaker balance sheet from using cash or incurring debt. Any debt securities that we issue or credit agreements into which we enter to finance an acquisition may contain covenants that would restrict our operations, impair our ability to pay dividends or limit our ability to take advantage of other strategic opportunities. Further, we may fail to realize the potential cost savings or other financial benefits of the acquisition. In addition, acquisitions, including our recent acquisitions of GFPC and OBS, may result in the loss of key employees or customers, particularly those of the acquired operations. Acquisitions, including our recent acquisitions of GFPC and OBS, could further adversely affect our existing business relationships with third parties and/or cause us to incur regulatory, legal or other liabilities from the acquired businesses, including claims for infringement of intellectual property rights, for which we may not be indemnified in full or at all.

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

The success of our business depends upon our ability to deliver time-sensitive, up-to-date data and information. Our business relies heavily on computer equipment (including servers), electronic delivery systems and the Internet, but these technologies are vulnerable to disruptions, failures or slowdowns caused by fire, earthquake, power loss, telecommunications failure, terrorist attacks, wars, Internet failures, cyber-attacks and other events beyond our control. In addition to such vulnerabilities, there can be no assurance that the Internet’s infrastructure will continue to be able to support the demands placed on it by sustained growth in the number of users and amount of traffic, in particular during periods of office closure necessitating the implementation of an entirely remote workforce relying largely upon home broadband and internet access, and, to the extent that the Internet’s infrastructure is unable to support the demands placed on it, our business may be impacted. Similarly, the reduction in the growth of, or a decline in, broadband and Internet access poses a risk to us.

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

We have made a significant investment in our infrastructure, and our operations are dependent on our ability to protect the continuity of our infrastructure against damage from catastrophe or natural disaster, breach of security, cyber-attack, loss of power, telecommunications failure, or other natural or man-made events, including regional or global health events such as the recent COVID-19 pandemic. Such a catastrophic event could have a direct negative impact on us by adversely affecting financial advisers, our employees or facilities and our ability to serve clients using an entirely remote workforce, or an indirect impact on us by adversely affecting the financial markets or the overall economy. While we have implemented business continuity and disaster recovery plans and maintain business interruption insurance, it is impossible to fully anticipate and protect against all potential catastrophes, in particular those affecting a dispersed remote workforce. If our business continuity and disaster recovery plans and procedures were disrupted, inadequate or unsuccessful in the event of a catastrophe, we could experience a material adverse interruption of our operations. We serve financial advisers and their clients using third-party data centers and cloud services. While we have electronic access to the infrastructure and components of our platform that are hosted by third parties, we do not control the operation of these facilities. Consequently, we may be subject to service disruptions as well as failures to provide adequate support for reasons that are outside of our direct control. These data centers and cloud services are vulnerable to damage or interruption from a variety of sources, including earthquakes, floods, fires, power loss, system failures, cyber-attacks, physical or electronic break-ins, human error or interference (including by employees, former employees or contractors), and other catastrophic events, including regional or global health events such as the recent COVID-19 pandemic. Our data centers may also be subject to local administrative actions, changes to legal or permitting requirements and litigation to stop, limit or delay operations. Despite precautions taken at these facilities, such as disaster recovery and business continuity arrangements, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in interruptions or delays in our services, impede our ability to scale our operations or have other adverse impacts upon our business.

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

Further, during the recent COVID-19 pandemic, we have transitioned to a fully remote workforce. While we are continually reviewing state, local and federal rules and guidance regarding workplace health and safety and have employed measures to comply with the same, such rules, guidance and measures may be insufficient, may not be followed, and unanticipated risks may occur that could pose a threat to our business.

We could face liability related to our storage of personal information about our users.

We store extensive amounts of personal investment and financial information for consumers, including portfolio holdings, on our systems. We could be subject to liability if we were to inappropriately disclose any personal information or if third parties were able to penetrate our network security or otherwise access or misappropriate any personally identifiable information or portfolio holdings. Any such disclosure, security incident or breach could subject us to regulatory investigations and enforcement actions, the imposition of fines or other significant penalties and significant remediation costs, as well as claims for financial loss, impersonation or other similar fraud claims, claims under data protection laws, claims for other misuses of personal information, such as unauthorized marketing or unauthorized access to personal portfolio information, or indemnity claims by our clients for fines, penalties or other assessments arising from third-party claims. Further, any real or perceived defects, errors or vulnerabilities in our security systems could harm our reputation or otherwise adversely impact our business, financial position and results of operations. While we have taken extensive precautions to protect personal information, these risks are heightened due to our recent implementation of an entirely remote workforce due to the COVID-19 pandemic.

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

In connection with the products and services that we provide, we collect, use, store, transmit and otherwise process certain confidential, proprietary and sensitive information, including the personal information of end-users, third-party service providers and employees. We rely on the efficient, uninterrupted and secure operation of complex information technology systems and networks to operate our business and securely store, transmit and otherwise process such information. In the normal course of business, we also share information with our service providers and other third parties. A failure to safeguard the integrity, confidentiality, availability and authenticity of personal information, client data and our proprietary data from cyber-attacks, unauthorized access, fraudulent activity (e.g., check “kiting” or fraud, wire fraud or other dishonest acts), data breaches and other security incidents that we, our third-party service providers or our clients may experience may lead to modification, destruction, loss of availability or theft of critical and sensitive data pertaining to us, our clients or other third parties. While we have taken extensive precautions to protect such confidential, proprietary and sensitive information, including personal information, these risks are heightened due to our recent implementation of an entirely remote workforce due to the COVID-19 pandemic. We have established a strategy designed to protect against threats and vulnerabilities containing preventive and detective controls including, but not limited to, firewalls, intrusion detection systems, computer forensics, vulnerability scanning, server hardening, penetration testing, anti-virus software, data leak prevention, encryption and centralized event correlation monitoring. All such protective measures, as well as additional measures that may be required to comply with rapidly evolving data privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations, have and will continue to create uncertainty and cause us to incur substantial expenses. Failure to timely upgrade or maintain computer systems, software and networks as necessary could also make us or our third-party service providers susceptible to breaches and unauthorized access and misuse. We may be required to expend significant additional resources to modify, investigate or remediate vulnerabilities or other exposures arising from data and cyber-security risks.

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

The capital and credit markets continue to experience varying degrees of volatility and disruption and can be particularly sensitive in times of uncertainty. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for businesses similar to ours. Such market conditions may limit our ability to satisfy statutory capital requirements, generate fee and other market-related revenue to meet liquidity needs and access the capital necessary to grow our business. As such, we may be forced to delay raising capital, issue different types of capital than we would otherwise, less effectively deploy such capital or bear an unattractive cost of capital, which could decrease our profitability and significantly reduce our financial flexibility.

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

As of June 30, 2020, we had total indebtedness of $123.7 million. Our ability to make scheduled payments on or to refinance our indebtedness depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flow from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay acquisitions and capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis could harm our ability to incur additional indebtedness. In the absence of sufficient cash flows and capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our Credit Facility (as defined in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”) currently restricts our ability to dispose of assets and our use of the proceeds from such disposition. We may not be able to consummate those dispositions, and the proceeds of any such disposition may not be adequate to meet any debt service obligations then due. Any of these circumstances could adversely affect our results of operations, financial condition or business.

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

Our subsidiary AMI is a commodity pool operator registered with the Commodity Futures Trading Commission (“CFTC”), and is a member of the National Futures Association (the “NFA”). As such, it is subject to regulatory requirements under the Commodity Exchange Act (the “CEA”), CFTC regulations and NFA by-laws and rules. These include disclosure and reporting requirements, restrictions on advertising, registration and licensing of certain personnel and conduct and anti-fraud requirements, among others.

In addition, AMB, our limited purpose broker-dealer subsidiary, is subject to regulatory restrictions and requirements imposed by applicable statutes, regulations and policies in the jurisdictions in which we operate. U.S. government agencies and self-regulatory organizations, including U.S. state securities commissions, are empowered to enforce the regulatory restrictions and requirements applicable to us and conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer from registration or membership. AMB is registered with the SEC and with all 53 U.S. states and jurisdictions as a limited purpose broker-dealer providing mutual fund distribution and underwriting, and is a member of FINRA, a securities industry self-regulatory organization that supervises and regulates the conduct and activities of its members. As a registered broker-dealer, AMB is subject to periodic examinations and investigations by FINRA. Further, broker-dealers are subject to regulations which cover all applicable aspects of their business, which may include sales practices, anti-money laundering, handling of material non-public information, safeguarding data, recordkeeping, reporting and the conduct and qualifications of directors, officers, employees, representatives and other associated persons.

Further, AMB, along with our mutual fund businesses, are subject to the Bank Secrecy Act (the “BSA”), as amended by the USA PATRIOT Act of 2001 (the “PATRIOT Act”), and the implementing regulations thereunder, which require financial institutions, including broker-dealers, to establish anti-money laundering compliance programs, file suspicious activity and other reports with the U.S. government and maintain certain records. Broker-dealers and mutual funds must also implement related customer identification procedures and beneficial ownership identification procedures.

Additionally, ATC, our wholly owned trust company subsidiary licensed with and regulated by the Arizona Department of Insurance and Financial Institutions, is one of several custodians on our platform that offers integrated custodial, brokerage and related services to clients of our adviser clients.

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

We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC or other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets around the world. In addition, we may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. For example, on June 5, 2019, the SEC voted to adopt a package of rulemakings and interpretations that (i) require broker-dealers to act in the “best interest” of retail customers when making a recommendation, without placing the financial or other interests of the broker-dealer ahead of the interest of the retail customer (“Reg BI”), (ii) require that broker-dealers and investment advisers deliver to retail investors a short-form disclosure document (Form CRS) describing the firm’s relationship with and duties to the customer, (iii) clarify the scope of the “solely incidental” exception to Advisers Act registration by brokers when providing investment advice and (iv) clarify the SEC’s views on the fiduciary duty that investment advisers owe to their clients. The compliance date for Reg BI and Form CRS was June 30, 2020. Many broker-dealers and investment advisers appear to be re-evaluating their business models in light of Reg BI and other similar regulatory changes, and any ultimate change to their business models may affect their desire or ability to use our services and may therefore adversely affect our business. Legislative or regulatory actions and any required changes to our business operations resulting from such legislation and regulations, as well as any deficiencies in our compliance with such legislation and regulation, could result in significant loss of revenue, limit our ability to pursue business opportunities in which we might otherwise consider engaging or otherwise adversely affect our businesses.

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

As required by the Advisers Act, the investment advisory agreements entered into by our investment adviser subsidiaries provide that an “assignment” of the agreement may not be made without the client’s consent. Under the 1940 Act, advisory agreements with registered funds provide that they terminate automatically upon “assignment” and the board of directors and the shareholders of the registered funds must approve a new agreement for advisory services to continue. Under both the Advisers Act and the 1940 Act, a change of ownership may constitute such an “assignment” if it is a change of control. For example, under certain circumstances, an assignment may be deemed to occur if a controlling block of voting securities is transferred, if any party acquires control, or, in certain circumstances, if a controlling party gives up control. Under the 1940 Act, a 25% voting interest is presumed to constitute control. HTSC, through its indirect subsidiary Huatai International Investment Holdings Limited (“HIIHL”), held a 70.3% voting interest in us as of June 30, 2020. An assignment or a change of control could be deemed to occur in the future if we, or one of our investment adviser subsidiaries, were to gain or lose a controlling person, or in other situations that may depend significantly on the facts and circumstances. In any such case we would seek to obtain the consent of our advisory clients, including any funds, to the assignment. Further, our U.S. broker-dealer subsidiary, AMB, is a member of FINRA and subject to FINRA rules, which could impede or delay a change of control. FINRA’s Rule 1017 generally provides that FINRA approval must be obtained in connection with any transaction resulting in a single person or entity acquiring or controlling, directly or indirectly, 25% or more of a FINRA member firm’s or its parent company’s equity. If we fail to obtain such consents or approval, our results of operations, financial condition or business could be adversely affected.

Risks Related to Ownership of Our Common Stock

Control by our principal stockholder could adversely affect our other stockholders.

HTSC, through its indirect subsidiary HIIHL, owned approximately 70.3% of our outstanding shares of common stock as of June 30, 2020, and controls our management and affairs, including determining the outcome of matters requiring stockholder approval. So long as HTSC continues to own a significant amount of the outstanding shares of our common stock, even if such amount is less than a majority, HTSC will continue to be able to strongly influence or effectively control our decisions, including matters requiring approval by our stockholders (including the election of directors and the approval of mergers or other extraordinary transactions), regardless of whether or not other stockholders believe that the transaction is in their own best interests. Such concentration of voting power could also have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

The market price of our common stock may be highly volatile and may fluctuate or decline substantially as a result of a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. In addition, the limited public float of our common stock tends to increase the volatility of its trading price, in particular during times of high volatility in the broader stock market. Factors that could cause fluctuations in the market price of our common stock include the following:

•	market conditions in the broader stock market in general, or in our industry in particular;
•	actual or anticipated fluctuations in our quarterly financial and operating results;
•	introduction of new products and services by us or our competitors;
•	issuance of new or changed securities analysts’ reports or recommendations;
•	sales of large blocks of our stock by our employees or controlling stockholder or the perception that our employees or controlling stockholder will sell our stock;
•	additions or departures of key personnel;
•	regulatory developments; litigation and governmental investigations; and
•	economic, political and geopolitical conditions or events, including public health concerns or epidemics such as the recent COVID-19 pandemic.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company	S-1/A	333-232312	3.1	July 8, 2019
3.2	Amended and Restated Bylaws of the Company	8-K	001-38980	3.1	July 22, 2019
4.1	Registration Rights Agreement by and between the Company and Huatai International Investment Holdings Limited, dated as of July 17, 2019	S-1	333-232312	4.2	June 24, 2019
21.1	Subsidiaries of the Company					X
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on the day of August 11, 2020.

ASSETMARK FINANCIAL HOLDINGS, INC.

By:	/s/ Charles Goldman
Charles Goldman
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gary Zyla
Gary Zyla
Chief Financial Officer
(Principal Financial Officer)