Form 10-Q
period 2020-09-30
AssetMark Financial Holdings, Inc.
filed 2020-11-13
CIK 1591587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 31, 2020, the number of shares of the registrant’s common stock outstanding was 72,449,255.

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

SUMMARY OF RISK FACTORS

Our business is subject to numerous risks and uncertainties, any one of which could materially adversely affect our results of operations, financial condition or business. These risks include, but are not limited to, those listed below. This list is not complete, and should be read together with the section titled “Risk Factors” in this Quarterly Report on Form 10-Q, as well as the other information in this Quarterly Report on Form 10-Q and the other filings that we make with the SEC.

•	Our revenue may fluctuate from period to period, which could cause our share price to fluctuate.

•	We operate in an intensely competitive industry, and this competition could hurt our financial performance.

•	We derive nearly all of our revenue from clients in the financial advisory industry and our revenue could suffer if that industry experiences a downturn.

•

Our clients that pay us an asset-based fee may seek to negotiate a lower fee percentage, choose to use lower-revenue products or cease using our services, which could limit the growth of our revenue or cause our revenue to decrease.

•

Investors may redeem or withdraw their investment assets generally at any time. Significant changes in investing patterns or large-scale withdrawal of investment funds could have a material adverse effect on our business.

•

Changes in market and economic conditions (including as a result of the ongoing COVID-19 pandemic) could lower the value of assets on which we earn revenue and could decrease the demand for our investment solutions and services.

•	We are exposed to data and cyber-security risks that could result in data breaches, service interruptions, harm to our reputation, protracted and costly litigation or significant liability.

•

Our controlling stockholder is subject to supervision by regulatory authorities in the People’s Republic of China (“PRC”) and must comply with certain PRC laws and regulations that may influence our controlling stockholder’s decisions relating to our business.

•

We are subject to extensive government regulation in the United States, and our failure or inability to comply with these regulations or regulatory action against us could adversely affect our results of operations, financial condition or business.

•	Control by our principal stockholder could adversely affect our other stockholders.

•	We may be subject to liability for losses that result from a breach of our fiduciary duties.
•	Failure to properly disclose conflicts of interest could harm our reputation, results of operations or business.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

AssetMark Financial Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands except share data and par value)

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$109,319	$96,341
Restricted cash	9,125	9,000
Investments, at fair value	9,047	7,275
Fees and other receivables, net	7,462	9,679
Income tax receivable, net	15,392	3,994
Other current assets	10,012	6,565
Total current assets	160,357	132,854
Property, plant and equipment, net	7,436	7,067
Capitalized software, net	68,672	69,814
Other intangible assets, net	657,187	651,915
Operating lease right-of-use assets	28,509	—
Goodwill	338,848	327,310
Total assets	$1,261,009	$1,188,960
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$929	$967
Accrued liabilities and other current liabilities	37,815	40,610
Total current liabilities	38,744	41,577
Long-term debt, net	121,934	121,692
Other long-term liabilities	15,556	16,440
Long-term portion of operating lease liabilities	32,838	—
Deferred income tax liabilities, net	150,795	150,390
Total long-term liabilities	321,123	288,522
Total liabilities	359,867	330,099
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.001 par value (675,000,000 shares authorized and 72,449,255 and 72,390,080 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively)	72	72
Additional paid-in capital	836,634	796,406
Retained earnings	64,436	62,383
Total stockholders’ equity	901,142	858,861
Total liabilities and stockholders’ equity	$1,261,009	$1,188,960

The accompanying notes are an integral part of the condensed consolidated financial statements.

AssetMark Financial Holdings, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Asset-based revenue	$103,808	$99,211	$304,170	$276,547
Spread-based revenue	2,628	9,638	14,128	25,997
Other revenue	702	1,282	2,861	4,384
Total revenue	107,138	110,131	321,159	306,928
Expenses:
Asset-based expenses	33,431	33,532	98,530	93,259
Spread-based expenses	436	1,556	2,158	3,629
Employee compensation	42,802	42,054	131,663	109,428
General and operating expenses	15,947	16,028	48,695	41,455
Professional fees	3,636	3,723	10,627	10,578
Depreciation and amortization	8,670	7,523	25,826	22,032
Total expenses	104,922	104,416	317,499	280,381
Interest expense	1,344	2,512	4,445	10,567
Other (income) expense	(15)	2,296	(4)	2,296
Income (loss) before income taxes	887	907	(781)	13,684
Provision for (benefit from) income taxes	(7,710)	4,635	(2,834)	11,364
Net income (loss)	8,597	(3,728)	2,053	2,320
Unrealized gain on investments, net of tax	—	—	—	—
Net comprehensive income (loss)	$8,597	$(3,728)	$2,053	$2,320
Net income (loss) per share attributable to common stockholders:
Basic	0.13	(0.05)	0.03	0.03
Diluted	0.12	(0.05)	0.03	0.03
Weighted average number of common shares outstanding, basic	67,282,040	69,275,000	67,211,341	69,275,000
Weighted average number of common shares outstanding, diluted	70,068,690	69,275,000	69,695,817	69,503,611

The accompanying notes are an integral part of the condensed consolidated financial statements.

AssetMark Financial Holdings, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands except share data)

For the three months ended September 30, 2020 and 2019

	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	earnings	income	equity
Balance at June 30, 2019	66,150,000	$66	$646,594	$68,851	$—	$715,511
Net income (loss)	—	—	—	(3,728)	—	(3,728)
Share-based employee compensation	—	—	11,641	—	—	11,641
Initial public offering proceeds, net of expenses	6,250,000	6	124,204	—	—	124,210
Balance at September 30, 2019	72,400,000	$72	$782,439	$65,123	$—	$847,634

Balance at June 30, 2020	72,390,080	$72	$823,528	$55,839	$—	$879,439
Net income	—	—	—	8,597	—	8,597
Exercise of stock options	8,504	—	187	—	—	187
Issuance of common stock - vesting of restricted stock units	50,671	—	—	—	—	—
Share-based employee compensation	—	—	12,919	—	—	12,919
Balance at September 30, 2020	72,449,255	$72	$836,634	$64,436	$—	$901,142

For the nine months ended September 30, 2020 and 2019

	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	earnings	income	equity
Balance at December 31, 2018	66,150,000	$66	$635,096	$63,846	$3	$699,011
Net income	—	—	—	2,320	—	2,320
Other comprehensive income (loss)	—	—	—	3	(3)	—
2018 dividend reclassification	—	—	1,046	(1,046)	—	—
Share-based employee compensation	—	—	22,093	—	—	22,093
Initial public offerings proceeds, net of expenses	6,250,000	6	124,204	—	—	124,210
Balance at September 30, 2019	72,400,000	72	782,439	65,123	—	847,634

Balance at December 31, 2019	72,390,080	$72	$796,406	$62,383	$—	$858,861
Net income	—	—	—	2,053	—	2,053
Exercise of stock options	8,504	—	187	—	—	187
Issuance of common stock - vesting of restricted stock units	50,671	—	—	—	—	—
Share-based employee compensation	—	—	40,041	—	—	40,041
Balance at September 30, 2020	72,449,255	$72	$836,634	$64,436	$—	$901,142

The accompanying notes are an integral part of the condensed consolidated financial statements.

AssetMark Financial Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,053	$2,320
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	25,826	22,032
Interest	456	478
Deferred income taxes	593	173
Share-based compensation	40,041	22,093
Impairment of right-of-use assets and property, plant, and equipment	2,381	—
Changes in certain assets and liabilities:
Fees and other receivables, net	2,853	(615)
Receivables from related party	(42)	(314)
Other current assets	4,796	(1,461)
Accounts payable, accrued expenses and other liabilities	(13,160)	(10,972)
Income tax receivable and payable	(11,398)	(1,168)
Net cash provided by operating activities	54,399	32,566
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Global Financial Private Capital, Inc.	—	(35,789)
Purchase of WBI OBS Financial, Inc., net of cash received	(18,561)	—
Purchase of investments	(1,896)	(24)
Sale of investments	12	—
Purchase of property and equipment	(2,288)	(1,341)
Purchase of computer software	(18,750)	(14,990)
Net cash used in investing activities	(41,483)	(52,144)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	187	—
Initial public offering proceeds	—	124,210
Payments on long-term debt	—	(126,250)
Net cash (used in) provided by financing activities	187	(2,040)
Net change in cash, cash equivalents, and restricted cash	13,103	(21,618)
Cash, cash equivalents, and restricted cash at beginning of period	105,341	112,354
Cash, cash equivalents, and restricted cash at end of period	$118,444	$90,736
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$8,807	$11,783
Interest paid	$3,985	$10,076
Non-cash operating activities:
Non-cash changes to right-of-use assets	$38,734	$—
Non-cash changes to lease liabilities	$40,078	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

All dollar amounts presented are in thousands other than per share amounts.

Note 1. Organization and Nature of Business

These unaudited condensed consolidated financial statements include AssetMark Financial Holdings, Inc. and its subsidiaries, which include AssetMark Financial, Inc., which is the parent company of AssetMark, Inc., AssetMark Trust Company, AssetMark Brokerage, LLC, AssetMark Retirement Services, Inc., Global Financial Private Capital, Inc., Global Financial Advisory, LLC, WBI OBS Financial, Inc., OBS Holdings, Inc. and OBS Financial Services, Inc. (collectively, the “Company”).

The Company’s legal entity structure as of September 30, 2020 was as follows:

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

AssetMark Trust Company (“ATC”) is a licensed trust company incorporated under the laws of the State of Arizona on August 24, 1994 and regulated by the Arizona Department of Insurance and Financial Institutions. ATC provides custodial recordkeeping services primarily to investor clients of registered investment advisers (including AMI) located throughout the United States.

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

WBI OBS Financial, Inc. (“OBL”), formerly known as WBI OBS Financial, LLC and renamed effective June 11, 2020, is a corporation that was incorporated under the laws of the State of Ohio on October 6, 2011. OBL is a holding company whose only assets are the share of common stock of OBS Holdings, Inc. (“OBF”). OBF is a corporation that was incorporated under the laws of the State of Ohio on April 14, 2000. OBF is a holding company whose only assets are the shares of common stock of OBS Financial Services, Inc. (“OBS”). OBS is a registered investment adviser that was incorporated under the laws of the State of Delaware on November 2, 2005. OBS provides a broad suite of integrated wealth management services for institutional and individual investors. See Note 3 for additional details on the acquisition completed February 29, 2020.

Note 2. Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation have been included. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ended December 31, 2020 or any future period. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Certain prior year amounts in the Company’s Condensed Consolidated Statements of Comprehensive Income have been reclassified to conform to current year presentation. Specifically, amounts related to debt modification expense that were previously classified in general and operating expenses were reclassified to other expenses. There was no change to consolidated total revenue, net income or cash flows as a result of this change in classification.

Risks and Uncertainties

The COVID-19 pandemic continues to rapidly evolve and has adversely impacted global commercial activities. Management expects COVID-19 related changes in market and investor behaviors to impact our asset- and spread-based revenue. However, given the uncertainty around the duration and extent of the COVID-19 pandemic, management cannot predict the impact on the Company’s results of operations, financial condition or liquidity in the fourth quarter for 2020 and subsequent periods.

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

Recent Accounting Pronouncements – Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize an ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The Company adopted the new standard on January 1, 2020 using the modified retrospective transition method with certain available transitional practical expedients, and elected to apply the short-term lease exemption (described below) to all of its classes of underlying assets. The standard had a material impact on the Company’s condensed consolidated balance sheets, but did not have an impact on the Company’s condensed consolidated statements of comprehensive income. The most significant impact was due to the recognition of ROU assets and lease liabilities for operating leases. Adoption of the standard had no impact on previously reported results. The Company determines if an arrangement is a lease at inception. Operating leases are included in other current assets, operating lease ROU assets, accrued liabilities and other current liabilities, and long-term portion of operating lease liabilities on the Company’s condensed consolidated balance sheets. The Company does not have material finance leases. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligations to make payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the remaining lease term. The Company uses an estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components. The Company has elected to use the practical expedient to exclude the non-lease component from the lease for all asset classes. The majority of the Company’s lease agreements are facility leases. The Company’s leases have a weighted-average lease term of 7.3 years and used a weighted-average discount rate of 3.59% as of September 30, 2020.

Future minimum lease payments under non-cancellable leases as of September 30, 2020 are as follows:

Remainder of 2020	$1,784
2021	6,053
2022	5,404
2023	5,343
2024	5,660
2025 and thereafter	19,198
Total	$43,442

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

Note 3. Acquisition of WBI OBS Financial, Inc.

On September 30, 2019, the Company entered into a unit purchase agreement to acquire WBI OBS Financial, Inc., subject to closing conditions that included approval from the Committee on Foreign Investment in the United States (“CFIUS”). On February 29, 2020, the Company closed the acquisition and paid a final purchase price of $21,339, net of working capital adjustments. The Company recorded goodwill of $11,538, adviser and trust relationships of $9,500 and deferred tax assets of $188 in connection with the acquisition.

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4. Goodwill and Intangible Assets

Goodwill

The Company’s goodwill balance was $338,848 and $327,310 as of September 30, 2020 and December 31, 2019, respectively. The Company, which has one reporting unit, performed an annual test for goodwill impairment in December for the years ended December 31, 2019 and 2018 and determined that goodwill was not impaired. The Company performed a qualitative test for goodwill impairment related to the COVID-19 pandemic and determined that an additional quantitative test was not necessary. Goodwill was not impaired as of September 30, 2020.

Intangible Assets

Information regarding the Company’s intangible assets is as follows:

September 30, 2020	Gross carrying amount	Accumulated amortization	Net carrying amount	Estimated remaining useful life
Indefinite-lived intangible assets:
Broker-dealer relationships	$570,480	$—	$570,480
Definite-lived intangible assets:
Trade names	45,830	(8,975)	36,855	16 years
Broker-dealer license	11,550	(2,262)	9,288	16 years
ATC regulatory status	23,300	(4,563)	18,737	16 years
GFPC adviser relationships	14,250	(1,485)	12,765	13 years
OBS adviser and trust relationships	9,500	(438)	9,062	12 years
Total	$674,910	$(17,723)	$657,187

December 31, 2019	Gross carrying amount	Accumulated amortization	Net carrying amount	Estimated remaining useful life
Indefinite-lived intangible assets:
Broker-dealer relationships	$570,480	$—	$570,480
Definite-lived intangible assets:
Trade names	45,830	(7,256)	38,574	17 years
Broker-dealer license	11,550	(1,829)	9,721	17 years
ATC regulatory status	23,300	(3,689)	19,611	17 years
GFPC adviser relationships	14,250	(721)	13,529	13 years
Total	$665,410	$(13,495)	$651,915

The weighted average estimated remaining useful life was 15.1 years for trade names, the broker-dealer license, ATC regulatory status, GFPC adviser relationships and OBS adviser and trust relationships as of September 30, 2020. Amortization expense for definite-lived intangible assets was $1,451 and $1,263 for the three months ended September 30, 2020 and 2019, respectively. Amortization expense for definite-lived intangible assets was $4,227 and $3,492 for the nine months ended September 30, 2020 and 2019, respectively. The Company performed an annual test for intangible assets impairment in December for the years ended December 31, 2019 and 2018 and determined that intangible assets were not impaired. The Company performed a test for intangible assets impairment due to the COVID-19 pandemic and determined that intangible assets were not impaired as of September 30, 2020.

The expected future amortization expense for intangible assets as of September 30, 2020 is as follows:

Remainder of 2020	$1,451
2021	5,803
2022	5,803
2023	5,803
2024	5,803
2025 and thereafter	62,044
Total	$86,707

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 5. Accrued Liabilities and Other Current Liabilities

The following table shows the breakdown of accrued expenses and other current liabilities:

	September 30, 2020	December 31, 2019
Accrued bonus	$12,809	$17,209
Compensation and benefits payable	8,779	7,591
Asset-based payables	1,474	3,718
Other accrued expenses	14,753	12,092
Total	$37,815	$40,610

Note 6. Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

	September 30, 2020	December 31, 2019
Contractor liability	$2,391	$3,083
Deferred compensation plan liability	8,613	6,885
Purchase commitments related to acquisition of GFPC	4,552	5,322
Deferred rent	—	1,150
Total	$15,556	$16,440

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 7. Fair Value Measurements

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value in the consolidated balance sheets as of September 30, 2020 and December 31, 2019, based on the three-tier fair value hierarchy:

	September 30, 2020
	Fair Value	Level I	Level II	Level III
Assets:
Equity investment and alternative investment securities funds(1)	$434	$434	$—	$—
Assets to fund deferred compensation liability(2)	8,613	8,613	—	—
Total assets	$9,047	$9,047	$—	$—
Liabilities:
Deferred compensation liability(3)	$8,613	$8,613	$—	$—
Total liabilities	$8,613	$8,613	$—	$—

	December 31, 2019
	Fair Value	Level I	Level II	Level III
Assets:
Equity investment and alternative investment securities funds(1)	$390	$390	$—	$—
Assets to fund deferred compensation liability(2)	6,885	6,885	—	—
Total assets	$7,275	$7,275	$—	$—
Liabilities:
Deferred compensation liability(3)	$6,885	$6,885	$—	$—
Total liabilities	$6,885	$6,885	$—	$—
(1)

The fair value of the Company’s rabbi trust, which comprises equity investment and alternative investment securities funds, is based on the month-end quoted market prices for the net asset value of the various constituent funds and securities, which mature on a daily basis.

(2)

The deferred compensation asset fair value is based on the month-end quoted market prices for the net asset value of the various investment funds. The Company recognized unrealized gains of $417, $(135) and $1,089 related to this asset within the statements of income and comprehensive income for the three and nine months ended September 30, 2020, and for the year ended December 31, 2019, respectively.

(3)

The deferred compensation liability is included in other non-current liabilities in the consolidated balance sheets and its fair market value is based on the month-end market prices for the net asset value of the various funds in the Company’s rabbi trust which the participants have selected. The Company recognized other expenses of $417, $(135) and $1,089 related to this liability within the statements of income and comprehensive income for the three and nine months ended September 30, 2020, and for the year ended December 31, 2019, respectively.

Note 8. Asset-Based Expenses

Asset-based expenses incurred by the Company relating to the generation of asset-based revenues are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Strategist and manager fees	$27,269	$26,887	$79,454	$75,008
Premier broker-dealer fees	2,607	2,870	8,356	7,405
Custody fees	1,533	1,387	4,648	3,836
Fund advisory fees	1,246	1,823	3,547	5,266
Marketing allowance	774	565	2,522	1,692
Other	2	—	3	52
Total	$33,431	$33,532	$98,530	$93,259

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 9. Debt

On November 14, 2018, the Company executed a Credit Agreement with Credit Suisse AG for a $250,000 term loan (the “Term Loan”) and a revolving line of credit (the “Revolver”) that permits the Company to borrow up to $20,000. The Term Loan matures on November 14, 2025 and the Revolver matures on November 14, 2023. On July 26, 2019, the Company made a partial repayment of $125 million of the Company’s outstanding indebtedness under the Term Loan. The repayment was considered a substantial modification and the debt was considered partially extinguished. As of September 30, 2020, $123.7 million aggregate principal amount of the Term Loan remained outstanding and the Revolver was undrawn, and both the Term Loan and the Revolver bore interest at the London InterBank Offered Rate (“LIBOR”) plus a margin of 3.0%. Interest expense was $1,344 and $2,512 for the three months ended September 30, 2020 and 2019, respectively, and $4,445 and $10,567 for the nine months ended September 30, 2020 and 2019, respectively.

Note 10. Share-Based Compensation

On July 3, 2019, the Company’s Board of Directors adopted, and the Company’s sole stockholder approved, the 2019 Equity Incentive Plan (the “2019 Equity Incentive Plan”), which became effective on July 17, 2019, the date of effectiveness of the Company’s IPO (as defined below) registration statement on Form S-1. As of September 30, 2020, 3,682,139 shares were available for issuance under the 2019 Equity Incentive Plan.

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

Share-based compensation expense related to the RSAs was $11,047 and $10,072 for the three months ended September 30, 2020 and 2019, respectively, and $36,080 and $10,072 for the nine months ended September 30, 2020 and 2019, respectively.

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

Share-based compensation expense related to the stock options was $585 and $485 for the three months ended September 30, 2020 and 2019, respectively, and $1,752 and $485 for the nine months ended September 30, 2020 and 2019, respectively.

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

Share-based compensation expense related to the RSUs was $705 and $129 for the three months ended September 30, 2020 and 2019, respectively, and $1,489 and $129 for the nine months ended September 30, 2020 and 2019, respectively.

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

Share-based compensation expense related to SARs was $582 and $720 for the three and nine months ended September 30, 2020.

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

The Company’s effective tax rate was (869.2)% and 511.0% for the three months ended September 30, 2020 and 2019, respectively, and 362.9% and 83.0% for the nine months ended September 30, 2020 and 2019, respectively. These decreases and increases were due to changes in the relative amounts of the Company’s share-based compensation and income before taxes across periods.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. The provisions of the CARES Act affecting corporations include, but are not limited to, elimination of certain limitations for utilizing net operating losses, relaxation of limitations on interest deductions, the expensing of costs of acquired qualified improvement property, employee retention tax credits and deferral of payroll taxes. There was no significant impact of this new law on the Company’s financial condition and results of operations for the three months ended September 30, 2020.

Note 13. Related Party Transactions

As of September 30, 2020 and December 31, 2019, the Company had a receivable due from Huatai Securities Co., Ltd. (“HTSC”) of $42 and $0, respectively, which represents the cash paid by the Company with respect to certain professional services incurred on behalf of HTSC related to IFRS audit fees required for HTSC’s consolidated audit.

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

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income per share attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss) attributable to common stockholders	$8,597	$(3,728)	$2,053	$2,320

Weighted average number of shares of common stock used in computing net income (loss) per share attributable to common stockholders, basic	67,282,040	69,275,000	67,211,341	69,275,000
Net income (loss) per share attributable to common stockholders, basic	$0.13	$(0.05)	$0.03	$0.03

Weighted average shares used in computing net income (loss) per share attributable to common stockholders, basic	67,282,040	69,275,000	67,211,341	69,275,000
Effect of dilutive shares:
Unvested RSAs	2,772,376	—	2,330,976	—
Unvested RSUs	14,274	—	153,500	228,611
Diluted number of weighted-average shares outstanding	70,068,690	69,275,000	69,695,817	69,503,611
Net income (loss) per share attributable to common stockholders, diluted	$0.12	$(0.05)	$0.03	$0.03

The following securities were not included in the computation of diluted shares outstanding because such securities did not have a dilutive effect.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options	900,271	—	900,271	—
SARs	831,902	—	831,902	—
RSUs	314,957	—	18,073	—
Total	2,047,130	—	1,750,246	—

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

Financial Highlights

•

Total revenue for the quarter ended September 30, 2020 was $107.1 million, down $3.0 million, or 2.7%, from $110.1 million for the quarter ended September 30, 2019. Asset-based revenue for the quarter ended September 30, 2020 was $103.8 million, up $4.6 million, or 4.6%, from $99.2 million for the quarter ended September 30, 2019. Spread-based revenue for the quarter ended September 30, 2020 was $2.6 million, down $7.0 million, or 72.7%, from $9.6 million for the quarter ended September 30, 2019.

•	Net income for the quarter ended September 30, 2020 was $8.6 million, or $0.13 per share, compared to net loss of $3.7 million, or $(.05) per share, for the quarter ended September 30, 2019.
•

Adjusted net income for the quarter ended September 30, 2020 was $18.2 million, compared to $17.1 million for the quarter ended September 30, 2019. For a reconciliation of net income, the most directly comparable GAAP financial measure, to adjusted net income, see the section titled “—Key Operating Metrics—Non-GAAP Financial Metrics—Adjusted Net Income.”

•

Adjusted EBITDA for the quarter ended September 30, 2020 was $29.3 million, compared to $29.2 million for the quarter ended September 30, 2019. For a reconciliation of net income, the most directly comparable GAAP financial measure, to adjusted EBITDA, see the section titled “—Key Operating Metrics—Non-GAAP Financial Metrics—Adjusted EBITDA.”

Asset and Adviser Growth Trends

•	Platform assets were $67.3 billion as of September 30, 2020, up 16.2% from $57.9 billion as of September 30, 2019.
•

We had 2,398 engaged advisers on our platform as of September 30, 2020, up 11.1% from 2,159 as of September 30, 2019. We added 67 engaged advisers through our acquisition of OBS, which was closed in the first quarter of 2020.

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

Technology Development

We invested $228 million in the development of our technology and our dedicated technology team from January 1, 2015 to September 30, 2020. We intend to continue to invest in our technology platform to address the needs of financial advisers and their investors. Our revenue growth will depend, in part, on our ability to continue to launch new offerings and deliver solutions to financial advisers efficiently. While these investments may delay or reduce our profitability, we believe they will enable us to grow our revenue meaningfully in the long term.

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

Acquisitions

Our success in pursuing and executing strategic transactions may impact our assets and revenue. From 2014 to 2019, we acquired the platform assets of three firms, which collectively added $7.3 billion in assets. In September 2019, we announced our agreement to acquire OBS, which closed on February 29, 2020 and which added approximately $2.1 billion in platform assets. We expect to continue to selectively seek acquisitions that will enhance our scale, operating leverage and capabilities to further deepen our offering to advisers and investors.

COVID-19 Pandemic

Beginning in early 2020, the outbreak of COVID-19 has rapidly evolved into a global pandemic and has adversely impacted global commercial activities. The near-term impacts related to the COVID-19 pandemic have primarily been to our asset-based revenue and spread-based revenue. The impact of declining global equity and bond markets as well as a lower interest rate environment was evident in our financial statements beginning in the second quarter of 2020, during which we incurred expenses related to the transition to an entirely remote workforce arrangement and increased expenditures for asset-based investment trading activities. The impact of COVID-19 has not affected and is not expected to affect our capabilities to conduct business with our financial advisers. Management expects that the pandemic will adversely affect our operations and operating results in the fourth quarter of 2020 and subsequent periods, although, given the uncertainty around the duration and extent of the COVID-19 pandemic, management cannot at this time quantify with any level of specificity the impact on our results of operations, financial condition or liquidity. We have continued to generate positive operating cash flows, have adequate cash on hand, and maintain access to our existing line of credit to meet our short-term liquidity needs. We have experienced neither material impairments of our assets nor a significant change in the fair value of our assets and liabilities due to the COVID-19 pandemic. We continue to monitor the developments relating to COVID-19 and are coordinating our operational response based on existing business continuity plans and guidance from global health organizations, relevant governments and general pandemic response best practices.

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

Key metrics for the three and nine months ended September 30, 2020 and 2019 include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operational metrics:
Platform assets (at period-beginning) (millions of dollars)	$63,229	$56,051	$61,608	$44,855
Net flows (millions of dollars)	1,209	1,357	3,951	4,281
Market impact net of fees (millions of dollars)	2,816	494	(365)	4,977
Acquisition impact (millions of dollars)	—	—	2,060	3,789
Platform assets (at period-end) (millions of dollars)	$67,254	$57,902	$67,254	$57,902
Net flows lift (% of beginning-of-year platform assets)	2.0%	3.0%	6.4%	9.5%
Advisers (at period-end)	8,473	7,920	8,473	7,920
Engaged advisers (at period-end)	2,398	2,159	2,398	2,159
Assets from engaged advisers (at period-end) (millions of dollars)	$60,043	$51,207	$60,043	$51,207
Households (at period-end)	182,683	159,496	182,683	159,496
New producing advisers	171	203	566	681
Production lift from existing advisers (annualized %)	18.7%	23.4%	19.4%	24.1%
Assets in custody at ATC (at period-end) (millions of dollars)	$47,989	$39,739	$47,989	$39,739
ATC client cash (at period-end) (millions of dollars)	$2,656	$1,754	$2,656	$1,754
Financial metrics:
Total revenue (millions of dollars)	$107	$110	$321	$307
Net income (loss) (millions of dollars)	$8.6	$(3.7)	$2.1	$2.3
Net income (loss) margin (%)	8.0%	(3.4)%	0.6%	0.8%
Capital expenditure (millions of dollars)	$8.3	$5.7	$21.0	$16.3
Non-GAAP financial metrics:
Adjusted EBITDA (millions of dollars)	$29.3	$29.2	$83.0	$80.5
Adjusted EBITDA margin (%)	27.4%	26.6%	25.9%	26.2%
Adjusted net income (millions of dollars)	$18.2	$17.1	$51.0	$46.5

Platform Assets

We believe that the amount of assets on our platform is an important indicator of the strength and growth of our business, our increased customer footprint and the market acceptance of our platform. We define platform assets as all assets on the AssetMark platform, whether these are assets for which we provide advisory services, referred to as regulatory assets under management (“AUM”), or non-advisory assets under administration, assets held in cash accounts or otherwise not managed (collectively, “Other Assets”). There is generally no material economic difference to our financial results whether assets are considered AUM or Other Assets. We view our platform assets as reflective of our revenue growth and potential for future growth. We had platform assets of $67,254 million and $57,902 million as of September 30, 2020 and 2019, respectively. Our regulatory AUM totaled $41,546 million and $35,603 million as of September 30, 2020 and 2019, respectively. We intend to continue growing our platform assets with enhancements to our technology, services and investment solutions. We expect the growth in our platform assets will remain a significant indicator of our business momentum and results of operations as existing advisers and new advisers realize the benefits of our platform. Our platform assets in any period may continue to fluctuate as a result of several factors, including our adviser satisfaction with the functionality, features, performance or pricing of our offering, overall fluctuations in the securities markets and other factors, a number of which are beyond our control.

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

ATC Client Cash (at Period-End)

In general, all accounts with ATC are required to have cash at a minimum level ranging from of 1.5% to 5% of invested assets. In addition to this minimum amount, strategists and advisers have the discretion to hold additional invested assets in cash. We refer to the aggregate amount of cash held at ATC as ATC client cash. As of September 30, 2020 and 2019, ATC client cash accounted for 6% and 4%, respectively, of the total assets in custody at ATC. As of September 30, 2020 and 2019, 100% and 99%, respectively, of the ATC client cash was placed with the ATC-insured cash deposit program and was the primary source of spread-based revenue for our business.

Total Revenue

Total revenue includes all revenue that we recognize, including asset-based revenue, spread-based revenue and other revenue. We recently announced plans to transition certain third-party mutual fund strategies from retail to institutional share classes, which have lower operating expense ratios than our retail share class mutual fund offerings. In June 2020, we completed the transition of certain third-party mutual fund strategies from retail to institutional shares, which will result in a lower overall cost of investment for clients, and, coupled with changes in pricing for these products, we expect that it will negatively impact our total revenue.

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

Set forth below is a reconciliation from net income and net income margin, the most directly comparable GAAP financial measures, to adjusted EBITDA and adjusted EBITDA margin for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Three Months Ended September 30,
(in thousands except for percentages)	2020	2019	2020	2019
Net income (loss)	$8,597	$(3,728)	8.0%	(3.4)%
Provision for (benefit from) income taxes	(7,710)	4,635	(7.2)%	4.2%
Interest income	(111)	(664)	(0.1)%	(0.6)%
Interest expense	1,344	2,512	1.3%	2.3%
Amortization/depreciation	8,670	7,523	8.1%	6.8%
EBITDA	10,790	10,278	10.1%	9.3%
Share-based compensation(1)	12,919	11,641	12.1%	10.6%
IPO readiness(2)	—	1,501	—	1.4%
Reorganization and integration costs(3)	101	162	0.1%	0.1%
Acquisition expenses(4)	3,014	3,362	2.8%	3.1%
Debt acquisition cost write-down(5)	—	2,296	—	2.1%
Business continuity plan(6)	42	—	—	—
Office closures(7)	2,479	—	2.3%	—
Unrealized (gain) loss in investments	(15)	—	—	—
Adjusted EBITDA	$29,330	$29,240	27.4%	26.6%

	Nine Months Ended September 30,		Nine Months Ended September 30,
(in thousands except for percentages)	2020	2019	2020	2019
Net income (loss)	$2,053	$2,320	0.6%	0.8%
Provision for (benefit from) income taxes	(2,834)	11,364	(0.9)%	3.7%
Interest income	(842)	(2,286)	(0.3)%	(0.7)%
Interest expense	4,445	10,567	1.4%	3.4%
Amortization/depreciation	25,826	22,032	8.1%	7.2%
EBITDA	28,648	43,997	8.9%	14.4%
Share-based compensation(1)	40,041	22,093	12.5%	7.2%
IPO readiness(2)	—	2,835	—	0.9%
Reorganization and integration costs(3)	248	950	0.1%	0.3%
Acquisition expenses(4)	10,239	8,393	3.2%	2.7%
Debt acquisition cost write-down(5)	—	2,296	—	0.7%
Business continuity plan(6)	1,383	—	0.4%	—
Office closures(7)	2,479	—	0.8%	—
Unrealized (gain) loss in investments	(4)	—	—	—
Adjusted EBITDA	$83,034	$80,564	25.9%	26.2%

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
(5)

“Debt acquisition cost write-down” represents capitalized debt issuance costs extinguished due to the partial repayment of $125 million of the Company’s outstanding indebtedness under the Term Loan in July 2019. The repayment was considered a substantial modification and the debt was considered partially extinguished.

(6)

“Business continuity plan” includes incremental compensation and other costs that are directly related to operations while transitioning to a remote workforce and other costs due to the COVID-19 pandemic.

(7)	“Office closures” represents one-time expenses related to closing facilities.

Set forth below is a summary of the adjustments involved in the reconciliation from net income and net income margin, the most directly comparable GAAP financial measures, to adjusted EBITDA and adjusted EBITDA margin for the three and nine months ended September 30, 2020 and 2019, broken out by compensation and non-compensation expenses.

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
(in thousands)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Share-based compensation(1)	$12,919	$—	$12,919	$11,641	$—	$11,641
IPO readiness(2)	—	—	—	—	1,501	1,501
Reorganization and integration costs(3)	101	—	101	141	21	162
Acquisition expenses(4)	1,409	1,605	3,014	1,380	1,982	3,362
Debt acquisition cost write-down(5)	—	—	—	—	2,296	2,296
Business continuity plan(6)	—	42	42	—	—	—
Office closures(7)	—	2,479	2,479	—	—	—
Unrealized (gain) loss in investments	—	(15)	(15)	—	—	—
Total adjustments to adjusted EBITDA	$14,429	$4,111	$18,540	$13,162	$5,800	$18,962

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
(in percentages)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Share-based compensation(1)	12.1%	—	12.1%	10.6%	—	10.6%
IPO readiness(2)	—	—	—	—	1.4%	1.4%
Reorganization and integration costs(3)	0.1%	—	0.1%	0.1%	—	0.1%
Acquisition expenses(4)	1.3%	1.5%	2.8%	1.3%	1.8%	3.1%
Debt acquisition cost write-down(5)	—	—	—	—	2.1%	2.1%
Business continuity plan(6)	—	—	—	—	—	—
Office closures(7)	—	2.3%	2.3%	—	—	—
Unrealized (gain) loss in investments	—	—	—	—	—	—
Total adjustments to adjusted EBITDA margin %	13.5%	3.8%	17.3%	12.0%	5.3%	17.3%

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
(in thousands)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Share-based compensation(1)	$40,041	$—	$40,041	$22,093	$—	$22,093
IPO readiness(2)	—	—	—	—	2,835	2,835
Reorganization and integration costs(3)	250	(2)	248	831	119	950
Acquisition expenses(4)	4,858	5,381	10,239	3,525	4,868	8,393
Debt acquisition cost write-down(5)	—	—	—	—	2,296	2,296
Business continuity plan(6)	1,082	301	1,383	—	—	—
Office closures(7)	—	2,479	2,479	—	—	—
Unrealized (gain) loss in investments	—	(4)	(4)	—	—	—
Total adjustments to adjusted EBITDA	$46,231	$8,155	$54,386	$26,449	$10,118	$36,567

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
(in percentages)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Share-based compensation(1)	12.5%	—	12.5%	7.2%	—	7.2%
IPO readiness(2)	—	—	—	—	0.9%	0.9%
Reorganization and integration costs(3)	0.1%	—	0.1%	0.3%	—	0.3%
Acquisition expenses(4)	1.5%	1.7%	3.2%	1.1%	1.6%	2.7%
Debt acquisition cost write-down(5)	—	—	—	—	0.7%	0.7%
Business continuity plan(6)	0.3%	0.1%	0.4%	—	—	—
Office closures(7)	—	0.8%	0.8%	—	—	—
Unrealized (gain) loss in investments	—	—	—	—	—	—
Total adjustments to adjusted EBITDA margin %	14.4%	2.6%	17.0%	8.6%	3.2%	11.8%

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
(5)

“Debt acquisition cost write-down” represents capitalized debt issuance costs extinguished due to the partial repayment of $125 million of the Company’s outstanding indebtedness under the Term Loan in July 2019. The repayment was considered a substantial modification and the debt was considered partially extinguished.

(6)

“Business continuity plan” includes incremental compensation and other costs that are directly related to operations while transitioning to a remote workforce and other costs due to the COVID-19 pandemic.

(7)	“Office closures” represents one-time expenses related to closing facilities.

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

Set forth below is a reconciliation from net income, the most directly comparable GAAP financial measure, to adjusted net income for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
(in thousands)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Net income (loss)			$8,597			$(3,728)
Acquisition-related amortization(1)	$—	$5,108	5,108	$—	$5,108	5,108
Expense adjustments(2)	1,510	4,126	5,636	1,520	5,800	7,320
Share-based compensation	12,919	—	12,919	11,641	—	11,641
Unrealized (gain) loss in investments	—	(15)	(15)	—	—	—
Tax effect of adjustments(3)	(393)	(13,696)	(14,089)	(395)	(2,836)	(3,231)
Adjusted net income	$14,036	$(4,477)	$18,156	$12,766	$8,072	$17,110

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
(in thousands)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Net income (loss)			$2,053			$2,320
Acquisition-related amortization(1)	$—	$15,324	15,324	$—	$15,324	15,324
Expense adjustments(2)	6,190	8,159	14,349	4,355	10,118	14,473
Share-based compensation	40,041	—	40,041	22,093	—	22,093
Unrealized loss in investments	—	(4)	(4)	—	—	—
Tax effect of adjustments(3)	(1,609)	(19,146)	(20,755)	(1,132)	(6,615)	(7,747)
Adjusted net income	$44,622	$4,333	$51,008	$25,316	$18,827	$46,463

(1)	Relates to intangible assets established in connection with HTSC’s acquisition of our Company in 2016.
(2)	Consists of the adjustments to EBITDA listed in the adjusted EBITDA reconciliation table above other than share-based compensation.
(3)	Reflects the tax impact of expense adjustments and acquisition-related amortization.

Components of Results of Operations

Revenue

Asset-Based Revenue

A majority of our revenue is derived from the fees we charge as a percentage of platform assets. We record this revenue as asset-based revenue. Our asset-based revenue varies based on the types of investment solutions and services that financial advisers utilize for their clients. Asset-based revenue accounted for approximately 96.9% and 90.1% of our total revenue for the three months ended September 30, 2020 and 2019, respectively, and approximately 94.7% and 90.1% of our total revenue for the nine months ended September 30, 2020 and 2019, respectively. Asset-based revenue increased in the third quarter of 2020 due to higher assets under management as a result of the continued market recovery in the second quarter of 2020 from the COVID-19 pandemic.

Spread-Based Revenue

Our spread-based revenue consists of the fees we earn on cash custodied at ATC, one of our wholly owned subsidiaries and one of several custodians offered on our platform. ATC’s program utilizes third-party banks to place and hold client cash and is paid interest-rate-sensitive fees calculated by reference to such deposits. Spread-based revenue decreased in the third quarter of 2020 as a result of the continued decline in interest rates in the U.S.

Other Revenue

Other revenue consists primarily of interest earned on operating cash held by us. Other one-time income items are reported under “Other Revenue,” as discussed elsewhere in this section. We expect other revenue to decrease in future periods as a result of the recent significant decline in interest rates in the U.S.

Operating Expenses

Asset-Based Expenses

Asset-based expenses primarily relate to costs incurred directly from the generation of asset-based revenue, including strategist, investment manager and sub-advisory fees, custody fees paid to our third-party custodian partners, payments to our broker-dealer partners and business development allowance payments for our premier advisers. These expenses are typically calculated based upon a percentage of the market value of assets held in customer accounts measured as of the end of each fiscal quarter. Asset-based expenses increased in the third quarter of 2020 due to higher assets under management as a result of continued market recovery from the second quarter of 2020 due from the COVID-19 pandemic.

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

Results of Operations

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

The following discussion presents an analysis of our results of operations for the three months ended September 30, 2020 and 2019. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items.

	Three months ended September 30,
(in thousands)	2020	2019	$ Change	% Change
Revenue:
Asset-based revenue	$103,808	$99,211	$4,597	4.6
Spread-based revenue	2,628	9,638	(7,010)	(72.7)
Other revenue	702	1,282	(580)	(45.2)
Total revenue	107,138	110,131	(2,993)	(2.7)
Operating expenses:
Asset-based expenses	33,431	33,532	(101)	(0.3)
Spread-based expenses	436	1,556	(1,120)	(72.0)
Employee compensation	42,802	42,054	748	1.8
General and operating expenses	15,947	16,028	(81)	(0.5)
Professional fees	3,636	3,723	(87)	(2.3)
Depreciation and amortization	8,670	7,523	1,147	15.2
Total operating expenses	104,922	104,416	506	0.5
Interest expense	1,344	2,512	(1,168)	(46.5)
Other (income) expense	(15)	2,296	(2,311)	*
Income (loss) before income taxes	887	907	(20)	(2.2)
Provision for (benefit from) income taxes	(7,710)	4,635	(12,345)	(266.3)
Net income (loss)	8,597	(3,728)	12,325	(330.6)
Unrealized gain on available for sale investments, net of tax	—	—	—	*
Net comprehensive income (loss)	$8,597	$(3,728)	$12,325	(330.6)

*	Not meaningful.

Asset-Based Revenue

Asset-based revenue increased by $4.6 million, or 4.6%, from $99.2 million in the three months ended September 30, 2019 to $103.8 million in the three months ended September 30, 2020. This increase was primarily related to increased platform fees and advisory fees of $8.1 million associated with growth in platform assets, partially offset by lower custodial revenue of $2.7 million associated with AssetMark’s second quarter conversion of third-party mutual fund strategies from retail to institutional shares.

Spread-Based Revenue

Spread-based revenue decreased by $7.0 million, or 72.7%, from $9.6 million in the three months ended September 30, 2019 to $2.6 million in the three months ended September 30, 2020. This decrease was due to lower interest rates, partially offset by higher cash invested through ATC’s insured cash deposit program.

Other Revenue

Other revenue decreased by $0.6 million, or 45.2%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. This decrease was related to lower interest income of $0.6 million attributed to lower interest rates for the quarter ended September 30, 2020.

Asset-Based Expenses

Asset-based expenses decreased by $0.1 million, or 0.3%, from $33.5 million in the three months ended September 30, 2019 to $33.4 million in the three months ended September 30, 2020. Despite an increase in overall assets on the platform from the prior year, we continued to experience a shift to lower cost investment vehicles, driving strategist expense down accordingly. This trend has resulted in flat asset-based expenses as the cost of paying on increased assets was offset by a lower payment rate to our asset-based expense partners.

Spread-Based Expenses

Spread-based expenses decreased by $1.1 million, or 72.0%, from $1.5 million in the three months ended September 30, 2019 to $0.4 million in the three months ended September 30, 2020. This decrease was primarily due to lower interest-credited payments to clients as a result of the lower overall interest rate environment and its impact on cash invested through ATC’s insured cash deposit program.

Employee Compensation

Employee compensation increased by $0.7 million, or 1.8%, from $42.1 million in the three months ended September 30, 2019 to $42.8 million in the three months ended September 30, 2020. This increase was primarily due to a $1.3 million increase in share-based compensation as a result of the growth in the valuation of our business and our issuance of RSAs immediately following the pricing of our IPO. This increase in employee compensation was also due to a $1.5 million increase in salaries and related expenses from our increased associate headcount to support our ongoing growth. This increase was partially offset by a $0.9 million increase in labor costs capitalized to software, a $0.6 million decrease in contingent worker expenses and a $0.5 million decrease in other benefits.

General and Operating Expenses

General and operating expenses decreased by $0.1 million, or 0.5%, from $16.0 million in the three months ended September 30, 2019 to $15.9 million in the three months ended September 30, 2020. This decrease was primarily due to a $2.8 million decrease in travel and event costs, a $1.0 million decrease in IPO-related expenses and a $0.5 million decrease in acquisition-related expenses. These decreases were partially offset by a $2.4 million increase related to the closure of three of our facilities and $0.9 million increase in our software costs. The remaining decrease was primarily driven by reduced spend related to subscriptions, building costs, legal fees and donations.

Professional Fees

Professional fees decreased by $0.1 million, or 2.3%, from $3.7 million in the three months ended September 30, 2019 to $3.6 million in the three months ended September 30, 2020. This decrease was driven by a $0.5 million decrease in IPO-readiness related expenses, partially offset by a $0.1 million increase acquisition-related expenses and a $0.3 million increase primarily related to the outsourcing of certain operations related costs.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by $1.2 million, or 15.2%, from $7.5 million in the three months ended September 30, 2019 to $8.7 million in the three months ended September 30, 2020. This increase was related to incremental assets placed in service during 2018, 2019 and 2020. When HTSC acquired us on October 31, 2016, all intangible assets were adjusted to fair value, and those assets with definite lives commenced amortization schedules ranging from 5- to 20-years. Because fewer than four years has elapsed since the acquisition in late 2016, we experienced minimal fully amortized asset run-off in 2018, 2019 and 2020 with which to offset the incremental assets recently placed in service.

Interest Expense

Interest expense decreased by $1.2 million, or 46.5%, from $2.5 million in the three months ended September 30, 2019 to $1.3 million in the three months ended September 30, 2020. This decrease can primarily be attributed to a lower debt balance resulting from our repayment of $125 million of indebtedness under our Term Loan in July 2019, as well as lower interest rates.

Other (Income) Expense

Other expenses decreased $2.3 million from $2.3 million in the three months ended September 30, 2019 to $0.0 million in the three months ended September 30, 2020 due to a debt modification expense recorded in 2019.

Provision for (Benefit from) Income Taxes

Provision for income taxes decreased by $12.3 million, or 266.3%, from an expense of $4.6 million in the three months ended September 30, 2019 to a benefit of $7.7 million in the three months ended September 30, 2020. This change was primarily a result of the income tax effects of our increased share-based compensation relative to our income (loss) before income taxes.

Net Comprehensive Income (Loss)

Net comprehensive income increased by $12.3 million, or 330.6%, from a net loss of $3.7 million in the three months ended September 30, 2019 to net income of $8.6 million in the three months ended September 30, 2020. This increase in net comprehensive income was primarily due to a $12.3 million increase in benefit from income taxes.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

The following discussion presents an analysis of our results of operations for the nine months ended September 30, 2020 and 2019. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items.

	Nine months ended September 30,
(in thousands)	2020	2019	$ Change	% Change
Revenue:
Asset-based revenue	$304,170	$276,547	$27,623	10.0
Spread-based revenue	14,128	25,997	(11,869)	(45.7)
Other revenue	2,861	4,384	(1,523)	(34.7)
Total revenue	321,159	306,928	14,231	4.6
Operating expenses:
Asset-based expenses	98,530	93,259	5,271	5.7
Spread-based expenses	2,158	3,629	(1,471)	(40.5)
Employee compensation	131,663	109,428	22,235	20.3
General and operating expenses	48,695	41,455	7,240	17.5
Professional fees	10,627	10,578	49	0.5
Depreciation and amortization	25,826	22,032	3,794	17.2
Total operating expenses	317,499	280,381	37,118	13.2
Interest expense	4,445	10,567	(6,122)	(57.9)
Other (income) expense	(4)	2,296	(2,300)	*
Income (loss) before income taxes	(781)	13,684	(14,465)	(105.7)
Provision for (benefit from) income taxes	(2,834)	11,364	(14,198)	(124.9)
Net income	2,053	2,320	(267)	(11.5)
Unrealized gain on available for sale investments, net of tax	—	—	—	*
Net comprehensive income	$2,053	$2,320	$(267)	(11.5)

*	Not meaningful.

Asset-Based Revenue

Asset-based revenue increased by $27.6 million, or 10.0%, from $276.5 million in the nine months ended September 30, 2019 to $304.1 million in the nine months ended September 30, 2020. This increase was primarily related to increased platform fees and advisory fees of $31.5 million associated with growth in platform assets, partially offset by a decrease of $3.7 million in custodial revenue primarily associated with AssetMark’s second quarter conversion of third-party mutual fund strategies from retail to institutional shares and a $0.2 million decrease in marketing support.

Spread-Based Revenue

Spread-based revenue decreased by $11.9 million, or 45.7%, from $26.0 million in the nine months ended September 30, 2019 to $14.1 million in nine months ended September 30, 2019. This decrease was due to lower interest rates, partially offset by higher overall cash invested through ATC’s insured cash deposit program.

Other Revenue

Other revenue decreased by $1.5 million, or 34.7%, from $4.4 million in the nine months ended September 30, 2019 to $2.9 million in the nine months ended September 30, 2020. This decrease was primarily related to lower interest income attributed to the interest rate environment.

Asset-Based Expenses

Asset-based expenses increased by $5.2 million, or 5.7%, from $93.3 million in the nine months ended September 30, 2019 to $98.5 million in the nine months ended September 30, 2020. This increase was primarily related to increased strategist and investment management expenses of $2.7 million, an increase in custody fees of $0.9 million, an increase in asset-based broker-dealer payments of $0.9 million, and an increase in marketing allowances of $0.7 million. All of these increases can be attributed to overall asset growth on our platform and were fully mitigated by the growth from asset-based revenue.

Spread-Based Expenses

Spread-based expenses decreased by $1.5 million, or 40.5%, from $3.6 million in the nine months ended September 30, 2019 to $2.1 million in the nine months ended September 30, 2020. This decrease was due to lower interest-credited payments to clients driven by lower interest rates on cash invested through ATC’s insured cash deposit program.

Employee Compensation

Employee compensation increased by $22.3 million, or 20.3%, from $109.4 million in the nine months ended September 30, 2019 to $131.7 million in the nine months ended September 30, 2020. This increase was primarily due to a $17.9 million increase in share-based compensation as a result of the growth in the valuation of our business and our issuance of RSAs immediately following the pricing of our IPO. The increase in employee compensation was also due to a $9.0 million increase in salaries and related expenses from our increased associate headcount to support our ongoing growth, which included a $1.3 million increase in expenses related to the GFPC and OBS acquisitions that will continue until we transition all GFPC and OBS assets to our platform (the GFPC assets were fully transitioned on August 1, 2020) and $1.1 million in business continuity plans and COVID-19 related costs. This increase was partially offset by a $3.0 million increase in labor costs capitalized to software, a $1.1 million decrease in contingent worker expenses and a $0.6 million decrease in reorganization and integration costs.

General and Operating Expenses

General and operating expenses increased by $7.2 million, or 17.5% from $41.5 million in the nine months ended September 30, 2019 to $48.7 million in the nine months ended September 30, 2020. This increase was primarily due to a $2.4 million increase in expenses due to the closure of three of our facilities, a $2.1 million increase in software and subscriptions, a $1.3 million increase in insurance expenses, a $1.2 million increase in building costs, a $1.1 million increase in acquisition-related expenses, a $0.9 million increase in legal costs, a $0.9 million increase in trading expenses, a $0.6 million increase in trade claims, a $0.6 million increase in printing and postage, a $0.3 million increase in business continuity planning expenses and a $0.3 million increase in other expenses. These increases were partially offset by a $2.7 million decrease in travel and events and a $1.8 million decrease in IPO readiness costs.

Professional Fees

Professional fees increased by $0.1 million, or 0.5%, from $10.5 million in the nine months ended September 30, 2019 to $10.6 million in the nine months ended September 30, 2020. This increase was primarily due to a $0.8 million increase related to the outsourcing of certain operation costs, a $0.7 million increase in consulting expenses and a $0.3 million increase in audit expenses. These increases were partially offset by a $1.0 million decrease in IPO readiness expenses and a $0.7 million decrease in acquisition-related expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by $3.8 million, or 17.2%, from $22.0 million in the nine months ended September 30, 2019 to $25.8 million in the nine months ended September 30, 2020. This increase was due in part to $0.7 million of amortization expense related to intangible assets established in connection with the GFPC and OBS acquisitions. The remaining increase was related to incremental assets placed in service during 2018, 2019 and 2020. When HTSC acquired us on October 31, 2016, all intangible assets were adjusted to fair value, and those assets with definite-lives commenced amortization schedules ranging from 5- to 20-years. Because fewer than four years has elapsed since the acquisition in late 2016, we experienced minimal fully amortized asset run-off in 2018, 2019 and 2020 with which to offset the incremental assets recently placed in service.

Interest Expense

Interest expense decreased by $6.1 million, or 57.9%, from $10.6 million in the nine months ended September 30, 2019 to $4.5 million in the nine months ended September 30, 2020. This decrease was due to our partial repayment of $125 million of our outstanding indebtedness under our Term Loan and lower interest rates.

Other (Income) Expense

Other expenses decreased $2.3 million from $2.3 million in the nine months ended September 30, 2019 to $0.0 million in the nine months ended September 30, 2020 due to a debt modification expense recorded in 2019.

Provision for (Benefit from) Income Taxes

Provision for income taxes decreased by $14.2 million or 124.9% from an expense of $11.4 million in the nine months ended September 30, 2019 to a benefit of $2.8 million in the nine months ended September 30, 2020. This change was primarily a result of the income tax effects of our increased share-based compensation relative to our income (loss) before income taxes.

Net Comprehensive Income

Net comprehensive income decreased by $0.3 million, or 11.5%, from net income of $2.3 million in the nine months ended September 30, 2019 to a net income of $2.0 million in the nine months ended September 30, 2020, despite a $14.2 million increase in total revenue over the same period. This decrease in net comprehensive income was due to increased expenses incurred in the nine months ended September 30, 2020, including (i) a $22.2 million increase in employee compensation expense, with approximately $18 million related to an increase in the carrying value of share-based compensation expenses attributed to the growth in the valuation of our business, (ii) a $3.8 million increase in asset-based expenses and spread-based expenses related to the growth in revenue, and (iii) a $4.9 million increase in general and operating expenses due to growth in the business, including a $2.4 million increase due to the closure of three of our facilities, a $2.1 million increase in software and subscriptions, a $1.3 million increase in insurance expenses, a $1.2 million increase in building costs, a $1.1 million increase in acquisition-related expenses, a $0.9 million increase in legal costs, a $0.9 million increase in trading expenses, a $0.6 million increase in trade claims, a $0.6 million increase in printing and postage, a $0.3 million increase in business continuity planning related expenses and a $0.3 million increase in other expenses, partially offset by a $2.7 million decrease in travel and events, a $2.3 million decrease related to a debt modification expense recorded in 2019 and a $1.8 million decrease in IPO-related expenses. The increase in these expenses was partially offset by a $6.1 million decrease in interest expense due to our repayment of $125 million of our outstanding indebtedness under our Term Loan and a $14.2 million decrease in the provision for income taxes related to an expected income tax benefit during the quarter.

Liquidity and Capital Resources

Liquidity

Since 2016, our operations have been financed primarily through cash flows from operations. In November 2018, we also established a credit facility consisting of a $250.0 million term loan and a $20.0 million revolving credit facility with Credit Suisse AG, Cayman Islands Branch (“Credit Suisse”). As of September 30, 2020 and 2019, we had cash and cash equivalents of $109.3 million and $83.2 million, respectively, and restricted cash of $9.1 million and $7.5 million, respectively. Over the next twelve months, we expect that our cash and liquidity needs will continue to be met by cash generated by our ongoing operations as well as our credit facility. To the extent that existing cash, cash from operations and our credit facility are not sufficient to fund our future operations, we may need to raise additional funds through public or private equity or additional debt financing. In addition, we may opportunistically seek to raise additional capital to fund our continued growth. To the extent that we are unsuccessful in additional debt or equity financings, our plans for continued growth may be curtailed.

Credit Facility

In November 2018, we entered into a credit agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent (collectively, the “Agent”), and the lenders party thereto (the “Credit Agreement”), which we amended on June 28, 2019. The Credit Agreement consists of a $250.0 million term loan (the “Term Loan”) and a $20.0 million revolving credit facility (the “Revolver,” and together with the Term Loan, collectively, the “Credit Facility”). Our obligations under the Credit Facility are guaranteed by certain of our subsidiaries and are secured by substantially all of our assets, and all of the assets of certain of our subsidiaries, subject to certain exceptions. We used the net proceeds to us from the IPO, together with cash on hand, to repay approximately $125 million of our indebtedness under the Term Loan on July 26, 2019. As of September 30, 2020, $123.7 million aggregate principal amount of the Term Loan remained outstanding and the Revolver was undrawn.

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

The Credit Agreement contains customary affirmative and negative covenants, including reporting requirements and restrictions, subject to various exceptions, on the incurrence of additional indebtedness, the creation of liens, the making of acquisitions and investments, the disposal of assets and the making of restricted payments. Additionally, the Revolver includes a springing financial covenant, which provides that if, on the last day of a fiscal quarter, the principal amount of our revolving loans and letters of credit, subject to certain exceptions, exceeds $6.0 million, our total leverage ratio shall not exceed 4.50 to 1.00 for the fiscal quarters ending on or after March 31, 2020. As of September 30, 2020, we were in compliance with all applicable covenants. The Credit Agreement also contains customary events of default, which could result in acceleration of amounts due under the Credit Facility. Such events of default include, subject to the grace periods specified therein, our failure to pay principal or interest when due, our failure to satisfy or comply with covenants, a change of control, the imposition of certain judgments and the invalidation of liens we have granted.

Cash Flows

The following table presents information regarding our cash flows, cash, cash equivalents and restricted cash for the periods indicated:

	Nine months ended September 30,
(in thousands)	2020	2019
Cash flow from operating activities	$54,399	$32,566
Cash flow used in investing activities	(41,483)	(52,144)
Cash flow from (used in) financing activities	187	(2,040)
Net change in cash, cash equivalents and restricted cash	13,103	(21,618)
Cash, cash equivalents and restricted cash at beginning of period	105,341	112,354
Cash, cash equivalents and restricted cash at end of period	$118,444	$90,736

Cash Flows from Operating Activities

Cash flows from operating activities increased by $21.8 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to a non-cash addback for an increase in share-based compensation expense of $17.9 million, a non-cash addback for an increase in depreciation and amortization of $3.8 million, an increase in impairment of right-of-use assets and property, plant and equipment of $2.4 million, an increase in fees and other receivables of $3.4 million and an increase in other current assets of $6.3 million, offset by a decrease in payables of $2.2 million and a $10.2 decrease million in income tax receivables.

Cash Used in Investing Activities

Cash used in investing activities decreased by $10.7 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to the $35.8 million purchase price for the GFPC acquisition in 2019 compared to $18.6 million purchase price for the OBS acquisition in 2020, partially offset by a $4.7 million increase in capital expenditures and $1.9 million in purchases of investments.

Cash Flows from (Used in) Financing Activities

Cash flows used in financing activities decreased by $2.2 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. This decrease was primarily due to net principal payments of indebtedness under our Term Loan of $126.2 million in 2019, offset by net IPO proceeds of $124.2 million.

Contractual Obligations

There have been no material changes to our contractual obligations and commitments as of September 30, 2020 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

As of December 31, 2019 and September 30, 2020, we had no off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Our exposure to market risk is directly related to revenue from fees earned based upon a percentage of assets on our platform. In the nine months ended September 30, 2020, 97% of our total revenue, was based on the market value of assets on our platform and were recurring in nature. We expect this percentage to vary over time. A 1% decrease in the aggregate value of assets on the platform at the beginning of the period for the nine months ended September 30, 2020, would have caused our total revenue to decline by 1%, and would have caused our pre-tax income to decline by 80%, assuming we did not initiate additional expense measures in response to a market decline.

Interest Rate Risk

Changes in interest rates will impact our spread-based revenue. As of September 30, 2020, client cash assets participating in the insured cash deposit program at ATC totaled $2.7 billion. A change in short-term interest rates of 100 basis points at the beginning of the period for the nine months ended September 30, 2020 would result in an increase or decrease in income before income taxes of approximately $1.9 million on an annual basis (based on total client cash assets at December 31, 2019) and subject to any changes to interest credited to the end-investor). Actual impacts may vary depending on interest rate levels and the significance of change.

Additionally, changes to interest rates will impact the cost of our borrowing. Borrowing under both the Term Loan and the Revolver bears interest at (x) LIBOR plus a margin of 3.50%, with a step down to 3.25% or (y) the Alternate Base Rate, as defined and specified in the Credit Agreement, plus a margin of 2.50%, with a stepdown to 2.25%, in each case based on our achievement of a specified first-lien leverage ratio. Additionally, the Term Loan’s margin was reduced by 0.25% following the IPO. With respect to the Revolver, a quarterly fee of 0.50% is due for the unused amounts thereunder, with a stepdown to 0.375% based on our achievement of a specified first-lien leverage ratio. If LIBOR-based interest rates increased by 100 basis points, our interest expense on an annualized basis would increase by approximately $1.2 million based on amounts drawn down under the Term Loan as of September 30, 2020 and assuming no draw down of the Revolver.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”)) as of September 30, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective, at the reasonable assurance level.

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

We derive a significant portion of our revenue from asset-based fees. Individual advisers or their clients may seek to negotiate a lower asset-based fee percentage. In particular, recent trends in the broker-dealer industry towards zero-commission trading may make self-directed brokerage services comparatively less expensive, and therefore more attractive to investors, than investment adviser services, which could prompt our investment adviser clients to attempt to renegotiate the fees they pay to us. In addition, clients may elect to use products that generate lower revenue, which may result in lower total fees being paid to us. For example, one of our broker-dealer clients recently decided to limit its advisers’ access to certain of our retail share class strategies, which may cause these advisers to shift to lower-revenue products offered on our platform. If other broker-dealer clients similarly limit access to certain of our strategies such that advisers shift to our lower-revenue products, we may be required to shift our service offering towards lower-revenue products, which would lead to a decline in asset-based revenue. In addition, in June 2020, we completed the transition of certain third-party mutual fund strategies from retail to institutional share classes, which have lower operating expense ratios than the retail share class mutual fund offerings. This has resulted in a lower overall cost of investment for most clients, and coupled with changes in pricing for these products, has negatively impacted our revenue and net income . Further, as competition among financial advisers increases, financial advisers may be required to lower the fees they charge to their end investors, which could cause them to seek lower fee options on our platform or to more aggressively negotiate the fees we charge. Any reduction in asset-based fees could persist beyond the near term given the recurring quarterly nature of our asset-based fee arrangements. Any of these factors could result in a fluctuation or decline in our asset-based revenue, which would have a material adverse effect on our results of operations, financial condition or business.

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

Changes in market and economic conditions (including as a result of the ongoing COVID-19 pandemic) could lower the value of assets on which we earn revenue and could decrease the demand for our investment solutions and services.

Asset-based revenue makes up a significant portion of our revenue, representing 94.7% and 90.1% of our total revenue for the nine months ended September 30, 2020 and 2019, respectively. In addition, given our fee-based model, we expect that asset-based revenue will continue to account for a significant percentage of our total revenue in the future. Spread-based revenue accounted for 4.4% and 8.5% of our total revenue for the nine months ended September 30, 2020 and 2019, respectively. Significant fluctuations in securities prices, as well as recent and potential decreases in interest rates, materially affect the value of the assets managed by our clients and may cause a decrease in our spread-based revenue. In particular, our spread-based revenue is directly correlated with changes in interest rates; in the third quarter of 2020, interest rates in the U.S. remained near zero after declining in the first quarter of 2020, and our spread-based revenue has similarly declined significantly. Changes in interest rates may also influence financial adviser and investor decisions regarding whether to invest in, or maintain an investment in, one or more of our investment solutions. If such fluctuations in securities prices or decreases in interest rates were to lead to decreased investment in the securities markets, our revenue and earnings derived from asset-based and spread-based revenue could be simultaneously materially adversely affected.

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

We have in the past, and may in the future, choose to grow our business in part through acquisitions, which could pose a number of risks to our operations. We may not be able to complete acquisitions, or integrate the operations, products, technologies or personnel gained through any such acquisition, such as our recent acquisitions of GFPC and OBS, without a material adverse effect on our results of operations, financial condition or business. Assimilating the acquired businesses may divert significant management attention and financial resources from our other operations and could disrupt our ongoing business. We may have difficulty integrating the acquired operations, products, technologies or personnel, and may incur substantial unanticipated integration costs. Financing an acquisition could result in dilution from issuing equity securities or a weaker balance sheet from using cash or incurring debt. Any debt securities that we issue or credit agreements into which we enter to finance an acquisition may contain covenants that would restrict our operations, impair our ability to pay dividends or limit our ability to take advantage of other strategic opportunities. Further, we may fail to realize the potential cost savings or other financial benefits of the acquisition. In addition, acquisitions, including our recent acquisitions of GFPC and OBS, may result in the loss of key employees or customers, particularly those of the acquired operations. Acquisitions, including our recent acquisitions of GFPC and OBS, could further adversely affect our existing business relationships with third parties and/or cause us to incur regulatory, legal or other liabilities from the acquired businesses, including claims for infringement of intellectual property rights, for which we may not be indemnified in full or at all.

We may be subject to liability for losses that result from a breach of our fiduciary duties.

Certain of our investment advisory services involve fiduciary obligations that require us to act in the best interests of our clients, and we may be sued and face liabilities, regulatory investigations or enforcement actions for actual or claimed breaches of our fiduciary duties. Because we provide investment advisory services with respect to substantial assets, we could face substantial liability to our clients if it is determined that we have breached our fiduciary duties. In certain circumstances, which generally depend on the types of investment solutions and services we are providing, we may enter into client agreements jointly with advisers and retain third-party investment money managers and strategists on behalf of clients. We are responsible for conducting due diligence on the investment solutions and strategies offered by such third parties with whom we partner, and a failure to adequately conduct due diligence or to adequately disclose material conflicts of interest could subject us to liability for misstatements or omissions contained in disclosures, marketing materials and other materials describing the investment solutions and strategies offered by such third parties to our investor clients. As such, we may be included as a defendant in lawsuits against financial advisers, strategists and third-party investment money managers that involve claims of breaches of the duties of such persons, and we may face liabilities for the improper actions and/or omissions of such advisers and third-party investment money managers and strategists. In addition, we may face claims based on the results of our investment advisory services, even in the absence of a breach of our fiduciary duty. Such claims and liabilities could therefore have a material adverse effect on our results of operations, financial condition or business.

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

As of September 30, 2020, we had total indebtedness of $123.7 million. Our ability to make scheduled payments on or to refinance our indebtedness depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flow from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay acquisitions and capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis could harm our ability to incur additional indebtedness. In the absence of sufficient cash flows and capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our Credit Facility (as defined in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”) currently restricts our ability to dispose of assets and our use of the proceeds from such disposition. We may not be able to consummate those dispositions, and the proceeds of any such disposition may not be adequate to meet any debt service obligations then due. Any of these circumstances could adversely affect our results of operations, financial condition or business.

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

Risks Related to Intellectual Property, Data Privacy and Cybersecurity

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

As a Delaware corporation with revenue and operations exclusively within the United States, we are not subject to regulation by foreign authorities. However, because our controlling stockholder is an enterprise incorporated under the laws of the PRC, our controlling stockholder is subject to and must comply with PRC laws and regulations promulgated by PRC governmental authorities. Such regulations may influence the decisions of our controlling stockholder, as well as those of its director appointees serving on our board of directors, regarding our business and operations. Certain of these regulations require our controlling stockholder to approve specific corporate actions taken by us, including any amendment to our certificate of incorporation; certain mergers, acquisitions, asset sales and divestments that we may seek to undertake; and certain related-party transactions in which we are involved. In addition, certain PRC regulations require our controlling stockholder to file with or obtain approval from various PRC regulators before approving certain of our corporate actions, including:

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

We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC or other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets around the world. In addition, we may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. For example, on June 5, 2019, the SEC voted to adopt a package of rulemakings and interpretations that (i) require broker-dealers to act in the “best interest” of retail customers when making a recommendation, without placing the financial or other interests of the broker-dealer ahead of the interest of the retail customer (“Reg BI”), (ii) require that broker-dealers and investment advisers deliver to retail investors a short-form disclosure document (Form CRS) describing the firm’s relationship with and duties to the customer, (iii) clarify the scope of the “solely incidental” exception to Advisers Act registration by brokers when providing investment advice and (iv) clarify the SEC’s views on the fiduciary duty that investment advisers owe to their clients. The compliance date for Reg BI and Form CRS was June 30, 2020. Many broker-dealers and investment advisers appeared to re-evaluate their business models in light of Reg BI and other similar regulatory changes, and any ultimate change to their business models may affect their desire or ability to use our services and may therefore adversely affect our business. Legislative or regulatory actions and any required changes to our business operations resulting from such legislation and regulations, as well as any deficiencies in our compliance with such legislation and regulation, could result in significant loss of revenue, limit our ability to pursue business opportunities in which we might otherwise consider engaging or otherwise adversely affect our businesses.

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

As required by the Advisers Act, the investment advisory agreements entered into by our investment adviser subsidiaries provide that an “assignment” of the agreement may not be made without the client’s consent. Under the 1940 Act, advisory agreements with registered funds provide that they terminate automatically upon “assignment” and the board of directors and the shareholders of the registered funds must approve a new agreement for advisory services to continue. Under both the Advisers Act and the 1940 Act, a change of ownership may constitute such an “assignment” if it is a change of control. For example, under certain circumstances, an assignment may be deemed to occur if a controlling block of voting securities is transferred, if any party acquires control, or, in certain circumstances, if a controlling party gives up control. Under the 1940 Act, a 25% voting interest is presumed to constitute control. HTSC, through its indirect subsidiary Huatai International Investment Holdings Limited (“HIIHL”), held a 70.2% voting interest in us as of September 30, 2020. An assignment or a change of control could be deemed to occur in the future if we, or one of our investment adviser subsidiaries, were to gain or lose a controlling person, or in other situations that may depend significantly on the facts and circumstances. In any such case we would seek to obtain the consent of our advisory clients, including any funds, to the assignment. Further, our U.S. broker-dealer subsidiary, AMB, is a member of FINRA and subject to FINRA rules, which could impede or delay a change of control. FINRA’s Rule 1017 generally provides that FINRA approval must be obtained in connection with any transaction resulting in a single person or entity acquiring or controlling, directly or indirectly, 25% or more of a FINRA member firm’s or its parent company’s equity. If we fail to obtain such consents or approval, our results of operations, financial condition or business could be adversely affected.

Risks Related to Ownership of Our Common Stock

Control by our principal stockholder could adversely affect our other stockholders.

HTSC, through its indirect subsidiary HIIHL, owned approximately 70.2% of our outstanding shares of common stock as of September 30, 2020, and controls our management and affairs, including determining the outcome of matters requiring stockholder approval. So long as HTSC continues to own a significant amount of the outstanding shares of our common stock, even if such amount is less than a majority, HTSC will continue to be able to strongly influence or effectively control our decisions, including matters requiring approval by our stockholders (including the election of directors and the approval of mergers or other extraordinary transactions), regardless of whether or not other stockholders believe that the transaction is in their own best interests. Such concentration of voting power could also have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on the day of November 13, 2020.

ASSETMARK FINANCIAL HOLDINGS, INC.

By:	/s/ Charles Goldman
Charles Goldman
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gary Zyla
Gary Zyla
Chief Financial Officer
(Principal Financial Officer)