Form 10-K
period 2020-12-31
AssetMark Financial Holdings, Inc.
filed 2021-03-10
CIK 1591587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant, based on the closing price of $27.29 per share of the Registrant’s common stock on June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, as reported by the New York Stock Exchange on such date, was approximately $0.5 billion. Shares of the Registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose. The Registrant has no non-voting equity.

As of February 28, 2021, the number of shares of the registrant’s common stock outstanding was 72,459,255.

Documents Incorporated by Reference: Certain information required in response to Item 5 of Part II of Form 10-K and Part III of Form 10-K is hereby incorporated by reference to portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2021. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2020.

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

SUMMARY OF RISK FACTORS

Our business is subject to numerous risks and uncertainties, any one of which could materially adversely affect our results of operations, financial condition or business. These risks include, but are not limited to, those listed below. This list is not complete, and should be read together with the section titled “Risk Factors” in this Annual Report on Form 10-K, as well as the other information in this Annual Report on Form 10-K and the other filings that we make with the U.S. Securities and Exchange Commission (the “SEC”).

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

•	We are exposed to data and cybersecurity risks that could result in data breaches, service interruptions, harm to our reputation, protracted and costly litigation or significant liability.

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

The compelling value of our tools for advisers and their clients has facilitated our rapid growth. From December 31, 2015 to December 31, 2020, our platform assets(1) grew from $29 billion to $75 billion, representing a compounded annual growth rate of 21%, and more recently grew 66% from December 31, 2018 to December 31, 2020. Further, our investors value the services they receive from advisers as evidenced by the growth in our net flows(2) from $2.6 billion in 2015 to $5.5 billion in 2020, representing 10% and 9% of beginning platform assets, respectively. As of December 31, 2020, our platform served over 186,000 investor Households (as defined in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics”) through our approximately 8,400 adviser relationships.

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

Our offering’s distinctive combination of a compelling technology platform, extensive and scalable value-added services and curated investment solutions has been a key driver of our market share expansion from 8% to 11% from December 31, 2014 to September 30, 2020. We define our market share based on assets managed by third-party vendors as calculated by Cerulli Associates (“Cerulli”), excluding non-advisory assets managed by Schwab’s Marketplace and Fidelity’s Separate Account Network, and, for SEI Investments, including only assets reported in Advisor Network, their third-party asset management segment. Additionally, our platform can act as a critical accelerant for the success of our advisers’ businesses, which in turn can result in an increase in assets on our platform; the success of our advisers is reflected in our continued strong net flows of $5.5 billion in 2020. Further, given that our platform and services are tightly integrated into our advisers’ businesses, we believe that we have engendered and will continue to engender deep loyalty from our advisers.

Our revenue model is almost entirely composed of fees that are recurring in nature, which provides a high level of visibility into our near-term financial performance. The two main components of our revenue are asset-based revenue and spread-based revenue. We generate asset-based revenue from fees billed to investors on a bundled basis in advance of each quarter. The quarterly nature of our asset-based revenue provides significant visibility into near-term revenue and helps minimize unexpected revenue fluctuations stemming from market volatility. Our spread-based revenue is driven by interest rates on the cash assets held by investors at our proprietary trust company. In the year ended December 31, 2020, we generated $412.0 million in asset-based revenue and $16.6 million in spread-based revenue.

In the year ended December 31, 2020, we generated total revenue of $432.1 million, net loss of $7.8 million, adjusted EBITDA of $115.0 million and adjusted net income of $73.2 million. We generated total revenue of $417.9 million, net loss of $0.4 million, adjusted EBITDA of $109.9 million and adjusted net income of $66.1 million in the year ended December 31, 2019. From January of 2016 to December 31, 2020, our total revenue has grown at a compounded annual growth rate of 15%.

See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics—Non-GAAP Financial Metrics” for the definitions of adjusted EBITDA and adjusted net income as well as reconciliations of net income to adjusted EBITDA and net income to adjusted net income.

We were incorporated in the State of Delaware in 2013.

Market Opportunity

We serve fee-based, independent advisers who provide wealth management advice to U.S. investors. The wealth management market is large and has a long history of rapid growth fueled by several secular trends. According to Cerulli, in aggregate across the United States, approximately 291,600 advisers managed $22.7 trillion in assets as of December 31, 2019, and total industry assets have grown at a compounded annual growth rate of 6.7% over the five years ended December 31, 2019. Cerulli expects these assets to grow to $26.5 trillion by 2024. Our current offering and growth plans are built to capitalize on favorable industry trends, which we expect will continue to support our growth.

•

Total U.S. investible wealth is massive and growing: According to Cerulli, U.S. households had $96.1 trillion in net worth as of December 31, 2019, which has grown at a compounded annual growth rate of 7% over the six years ended December 31, 2019. As of December 31, 2019, advisers managed $22.7 trillion (approximately 24%) of this wealth, indicating ample runway for future growth of the financial advisory industry.

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

•

Advisers are transitioning to an independent model, and we expect this trend to continue: The U.S. wealth management industry consists primarily of two types of channels, independent and traditional. We consider the “independent” channel to comprise registered investment advisers (“RIAs”), hybrid RIAs, independent broker-dealers and insurance broker-dealer advisers, and the “traditional” channel to comprise national and regional broker-dealers, bank broker-dealers and wirehouse advisers. According to Cerulli data and internal estimates of expected growth of the wealth management industry, from 2014 to 2019, independent channels have grown faster than traditional channels in terms of market share measured by assets, expanding by 7.9% annually at the expense of traditional channels. This trend is expected to continue, with independent assets forecasted to grow from $9.4 trillion in 2019 to $12.6 trillion in 2024, from 42% to 48% of total adviser-managed assets over the same period.

•

Shift from commissions to fee-based models: According to PriceMetrix, in 2019, advisers received over 60% of their total revenue from fees, which represented a record level relative to commissions. The long-term adviser trend towards a fiduciary standard of advice, catalyzed in part by the 2016 Department of Labor (“DOL”) rule (later vacated) that would have expanded the definition of “fiduciary investment advice” to include all financial professionals providing retirement advice, has helped drive this shift to a fee-based revenue model. The shift may also have been accelerated by the SEC Regulation Best Interest, adopted in 2019, which elevated the standard of conduct applicable to broker-dealers (which are typically compensated through commissions) when providing investment recommendations to retails investors.

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

•

Advisers are rapidly expanding their use of model portfolios: Advisers are increasingly choosing to outsource key components of the asset management aspect of their role as financial advisers, including the choice of investment manager. As such, the use of model portfolios (which we define as mutual fund advisory, ETF advisory, unified managed account and separate account assets) among financial advisers grew at a compounded annual growth rate of 12.9% from 2014 to 2019, based on data from Cerulli and internal estimates.

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

The AssetMark offering to advisers and the investors they serve

We provide independent financial advisers with an array of tools and services designed to streamline their workflow, help them develop and expand their businesses and provide goal-oriented investment solutions. We believe that the quality of our offering, coupled with our deep relationships with our advisers, has generated significant adviser satisfaction, as measured by our exceptional Net Promoter Score (“NPS”) of 64 as of June 30, 2020. Our offering is defined by solutions in three focus areas:

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

We are dedicated to innovation and strive to continually improve our offering through the development of new tools and services. From January 1, 2015 to December 31, 2020, we invested over $243 million in technology development and our dedicated technology team, and we have a proven track record of delivering innovative solutions that deepen our advisers’ offerings to their investor clients while also enhancing advisers’ scale. Recent innovations include a new portfolio construction and analysis tool that assists advisers in creating and monitoring investor portfolios, a streamlined account opening solution that reduces the time to onboard new accounts on our platform, a goals-based investor portal that serves as a hub for communications between advisers and their clients and a fully automated digital advice tool that connects our advisers with their clients.

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

The “Regional Consultant” is the centerpiece of an adviser’s relationship with AssetMark. Our highly experienced Regional Consultants ensure that advisers can draw from a wide array of resources and institutional knowledge as they build and grow their businesses. These professionals are the single point of contact for the adviser and bring in expertise to help the adviser grow and compete. As of December 31, 2020, our Regional Consultants in the field and phone-based consultants served approximately 8,400 advisers. Depending on the adviser’s business needs, our consultants introduce advisers to investment experts, business development professionals, retirement consultants and business consultants who can help the adviser reach his or her goals. For example, investment experts provide advisers with insights into portfolio construction and how specific investments help investors reach their goals, and our team of business consultants helps advisers build more efficient and scalable businesses. This relationship model provides each adviser with a trusted colleague whom the adviser can contact with questions and who can provide access to an array of specialty resources. The value our clients place on our sales model is reflected in our high Sales NPS of 68 as of June 30, 2020.

The “Relationship Manager” is at the heart of the back-office professional’s relationship with us. Our Relationship Managers work to ensure operational activity is accurately executed and seek to promptly resolve any issues investors may encounter. We feature high-touch, accurate and rapid client servicing from dedicated teams who strive to enhance the responsiveness of the adviser’s back office. In addition, our Relationship Managers provide productivity and client-service best practices, gained through deep industry experience, to the adviser’s back office teams. Like our Regional Consultants, our Relationship Managers are go-to resources for our advisers and their offices. Depending on the size of the office, we offer a range of service models. Our largest advisers receive support from a dedicated Relationship Manager, while smaller offices are served by a centralized team of professionals. Our service model is highly valued by advisers of all sizes, as demonstrated by our high Service NPS of 69 as of June 30, 2020.

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

The AssetMark business model

To achieve our mission, we have built a business model that allows us to reinvest in our advisers’ and their clients’ success. Our business model has delivered a track record of attractive revenue growth and adjusted EBITDA margin expansion, both driven by strong fundamentals including:

•

Strong asset growth: We have experienced (1) platform asset growth from existing clients of approximately 68% from December 31, 2015 to December 31, 2020, (2) $20.7 billion in assets attracted from new advisers to the platform over the same period and (3) $5.9 billion in assets added to our platform through acquisitions of competitors over the same period, measured at the date of acquisition.

•

Recurring and resilient revenue model: In the year ended December 31, 2020, 99% of our total revenue was recurring in nature (based on revenue generated from assets that are under contract and not dependent on trading activity) and derived from either asset-based revenue or spread-based revenue from investor cash held at our proprietary custodian. In the year ended December 31, 2020, 95% of our total revenue was derived from asset-based revenue and 4% of our total revenue was derived from spread-based revenue. Since asset-based revenue is influenced by sector, asset class and market returns, while spread-based revenue is influenced by Federal Reserve movements and the amount of cash investors hold, our two sources of revenue are relatively uncorrelated, which has helped us establish a sustainable business model through various market fluctuations.

•

Attractive margin profile driven by a mix of proprietary and third-party solutions: Our open-architecture technology, investment solutions and custodial platform offer choice and superior capabilities for advisers. In addition, since we offer a balance of third-party and proprietary solutions, we capture incremental economics, which has led to enhanced margins. By offering proprietary solutions alongside third-party technology, asset management and custody solutions, we foster competition across our offering. This competition drives participants (including us) to improve their offerings or risk losing favor with advisers. Each solution competes on its own value proposition and merits, and we do not promote or advantage our proprietary offerings above those of third parties. Our trust company held approximately 72% of our platform assets, and our proprietary strategists served 27% of our platform assets, as of December 31, 2020, evidencing the strength of our proprietary offerings.

•

Consistently strong net flows: Because our platform offers an array of solutions to advisers and our technology is deeply integrated into advisers’ businesses, our net flows grew from $2.6 billion in 2015 to $5.5 billion in 2020, representing 10% and 9% of beginning platform assets, respectively.

•

Significant operating leverage: Our purpose-built platform and upfront investments in our business have positioned us to benefit from upside growth and continued scale with meaningful operating leverage, while continuing to deliver enhanced platform capabilities and solutions to advisers. Our net income margin decreased from (0.1)% for the year ended December 31, 2019 to (1.8)% for the year ended December 31, 2020, primarily driven by non-cash share-based compensation expense as a result of the growth in the valuation of our business, non-recurring acquisition costs and interest expense under our Term Loan, as defined in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Although our net income margin has decreased, the power of the operating leverage in our model is most apparent from our ability to expand our adjusted net income margin (defined as adjusted net income divided by total revenue), which expanded from 15.8% for the year ended December 31, 2019 to 16.9% for the year ended December 31, 2020.

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

•

We are a scale provider: We are an established leader as an outsource service provider for independent, fee-based financial advisers. Our scale and access enable us to establish favorable partnerships with technology and asset management institutions and provide attractive pricing for our advisers’ clients. In addition, scale allows us to consistently invest in our core offering of a fully integrated technology platform, personalized and scalable adviser service and curated investment solutions to address the evolving needs of investors and advisers. Our feature-rich technology solution scales to serve a broad-range of business sizes, from solo practices to ensemble firms. The scope and scale of our offering has made us an essential part of our advisers’ businesses, in turn making us the third largest outsource provider of the components of a managed account platform (known in the industry as a Turnkey Asset Management Program, or TAMP) in terms of platform assets as of September 30, 2020, according to WealthAdvisor’s 2020 America’s Best TAMPs report. As of September 30, 2020, our market share among U.S. TAMPs was 11%.

•

We are a disciplined acquirer: Growth through acquisition of small, subscale, outsource providers is a core competency of our business. Our value creation through acquisition is generated by purchase price discipline and our ability to grow relationships formed through these acquisitions. In 2014 and 2015, respectively, we acquired the platform assets of two firms that collectively added $3.5 billion in assets to our platform at the time of acquisition. On average, three years post-acquisition, these acquired assets had grown by 17% compounded annually. Subsequently, in April 2019, we closed our acquisition of Global Financial Private Capital for a cash purchase price of $35.9 million, which added another $3.8 billion in platform assets. In September 2019, we announced our agreement to acquire WBI OBS Financial, Inc. (“OBS”), which closed on February 29, 2020 and which added approximately $2.1 billion in platform assets.

Our Growth Strategy

•

Increase the adviser base: Through our marketing efforts and the outreach of our field force, we expect to continue building on our existing relationships with advisers and growing business from new relationships.

•

Expand share of wallet from existing adviser clients: According to our internal share of wallet study, as of May 15, 2020, we had approximately 34% of the total assets and 59% of the total advisory assets of our advisers with at least $5 million in net contributions on our platform. We plan to work with existing advisers to add investment solutions to our platform that they otherwise obtain elsewhere. This work aims to help advisers further their operational efficiencies and improve their investor experience by shifting an increasing portion of their business to AssetMark.

•

Help advisers grow their businesses: Our turnkey, holistic platform and adviser engagement model are designed to help advisers grow and build sustainable businesses. We plan to continue to help advisers grow through our deep business consulting engagements and comprehensive platform support.

•

Enhance digital platform capabilities: Our integrated platform is designed to maximize adviser efficiency and scale. While we continue to focus on adviser workflows, we also strive to build deeper adviser – investor relationships through meaningful conversations that connect investors’ goals, concerns, and financial dreams with their portfolios. We aim to build a Financial Wellness Program that empowers advisers with enhanced capabilities to serve the specific needs of their clients.

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

Employees

As of December 31, 2020, we had 732 employees. Our human capital resources objective is to foster community among our employees by identifying, recruiting, retaining, incentivizing, and integrating our existing and new employees. Talent management activities provide consultation and support for employee engagement, while our human resources team ensures that benefit programs meet employee needs. The principal purposes of our equity incentive plans are to attract, retain, and motivate selected employees, consultants, and directors through the granting of stock-based compensation awards. We also provide additional incentives to our employees, including a health and wellness stipend and technology reimbursements. None of our employees is represented by a labor union, and we consider our employee relations to be good.

We measure our employee engagement annually through a survey of all associates. Our overall engagement score increased during 2020 and we believe the score illustrates our commitment to our mission, values and culture in action. We are especially proud of this accomplishment despite the unprecedented global health crisis and its impact on market volatility.

Currently our diversity by gender is 57% male and 43% female. Our diversity by race/ethnicity is 66% white, and underrepresented minorities (Hispanic, African American and other races/ethnicities) make up 19% of our employee population.

In 2020, we launched our formal diversity and inclusion program, Respect at AssetMark – aligned with our core value of respect. The goals of our Respect at AssetMark program is to bring new diverse talent into the financial services industry through our internship program and to focus on recruiting and developing the talent that we already have within our organization to enable our associates to meet their fullest potential.

2020 was an unprecedented year due to the impact of the COVID-19 health crisis. In late March, we shifted our workforce to fully remote, except for a small number of essential in-office staff. This shift to remote has protected our associates’ safety and significantly limited the spread of COVID-19 within our workforce. Currently our offices remain open only to essential staff and a small handful of volunteers, who have asked to return. Across all of our offices, safety precautions have been put in place, including: mask requirements in common spaces, a COVID-19 symptom checker website which must be completed before entering the building, enhanced cleaning, higher cubicle and other physical barriers, sanitizer stations at key access and high traffic points, limitations on capacity in public spaces, and signage to remind associates of safety precautions and manage traffic flow to limit crowding.

We also understand this is a time of unprecedented challenges for our associates as they work from home and juggle additional family and other commitments. To help support our employees, we enhanced our virtual wellness programs – adding weekly meditation sessions, virtual step challenges, wellness-focused events on topics like stress, nutrition, and financial management, and additional counseling sessions available through our Employee Assistance Program. We have also adapted our Day 1 onboarding processes to help ensure that new employees hit the ground running; our new virtual employee orientation will launch in the first quarter of 2021 to give those joining us a deeper understanding of our business, beyond just the functional area in which they work.

Available Information

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as amendments to those reports, available free of charge at our corporate website as soon as reasonably practicable after they have been filed with the SEC. Our corporate website address is ir.assetmark.com. Information on or available through our website is not incorporated by reference into nor does it form a part of this Annual Report on Form 10-K, and our reference to the URL for our website is intended to be an inactive textual reference only. The SEC maintains a website that contains the materials we file with the SEC at www.sec.gov.

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

•	a lowering of interest rates, which would directly and proportionately impact our spread-based revenue;
•	significant fluctuations in securities prices affecting the value of assets on our platform, including as a result of public health concerns or epidemics such as the COVID-19 pandemic;
•	negative public perception and reputation of the financial services industry, which would reduce demand for our investment solutions and services;
•	unanticipated acceleration of client investment preferences to lower-fee options;
•	downward pressure on fees we charge our investor clients, which would reduce our revenue;
•	changes in laws or regulations that could impact our ability to offer investment solutions and services;
•	failure to obtain new clients or retain existing clients on our platform, or changes in the mix of clients on our platform;
•	failure by our financial adviser clients to obtain new investor clients or retain their existing investor clients;
•	failure to adequately protect our proprietary technology and intellectual property rights;
•	reduction in the suite of investment solutions and services made available by third-party providers to existing clients;
•	reduction in fee percentage or total fees for future periods, which may have a delayed impact on our results given that our asset-based fees are billed to advisers in advance of each quarter;
•	changes in our pricing policies or the pricing policies of our competitors to which we have to adapt; or
•	general domestic and international economic and political conditions that may decrease investor demand for financial advisers or investment services.

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

We derive a significant portion of our revenue from asset-based fees. Individual advisers or their clients may seek to negotiate a lower asset-based fee percentage. In particular, recent trends in the broker-dealer industry towards zero-commission trading may make self-directed brokerage services comparatively less expensive, and therefore more attractive to investors, than investment adviser services, which could prompt our investment adviser clients to attempt to renegotiate the fees they pay to us. In addition, clients may elect to use products that generate lower revenue, which may result in lower total fees being paid to us. For example, one of our broker-dealer clients recently decided to limit its advisers’ access to certain of our retail share class strategies, which may cause these advisers to shift to lower-revenue products offered on our platform. If other broker-dealer clients similarly limit access to certain of our strategies such that advisers shift to our lower-revenue products, we may be required to shift our service offering towards lower-revenue products, which would lead to a decline in asset-based revenue. In addition, in June 2020, we completed the transition of certain third-party mutual fund strategies from retail to institutional share classes, which have lower operating expense ratios than the retail share class mutual fund offerings. This has resulted in a lower overall cost of investment for most clients, and, coupled with changes in pricing for these products, has negatively impacted our revenue and net income. Further, as competition among financial advisers increases, financial advisers may be required to lower the fees they charge to their end investors, which could cause them to seek lower fee options on our platform or to more aggressively negotiate the fees we charge. Any reduction in asset-based fees could persist beyond the near term given the recurring quarterly nature of our asset-based fee arrangements. Any of these factors could result in a fluctuation or decline in our asset-based revenue, which would have a material adverse effect on our results of operations, financial condition or business.

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

Asset-based revenue makes up a significant portion of our revenue, representing 95% and 90% of our total revenue for the years ended December 31, 2020 and 2019, respectively. In addition, given our fee-based model, we expect that asset-based revenue will continue to account for a significant percentage of our total revenue in the future. Spread-based revenue accounted for 4% and 8% of our total revenue for the years ended December 31, 2020 and 2019, respectively. Significant fluctuations in securities prices, as well as recent and potential decreases in interest rates, have and will continue to materially affect the value of the assets managed by our clients and has and may continue to cause a decrease in our spread-based revenue. In particular, our spread-based revenue is directly correlated with changes in interest rates; in the fourth quarter of 2020, interest rates in the U.S. remained near zero after declining in the first quarter of 2020, and our spread-based revenue has similarly declined significantly. Changes in interest rates may also influence financial adviser and investor decisions regarding whether to invest in, or maintain an investment in, one or more of our investment solutions. If such fluctuations in securities prices or decreases in interest rates were to lead to decreased investment in the securities markets, our revenue and earnings derived from asset-based and spread-based revenue could be simultaneously materially adversely affected.

We provide our investment solutions and services to the financial services industry. The financial markets, and in turn the financial services industry, are affected by many factors, such as U.S. and foreign economic and geopolitical conditions and general trends in business and finance that are beyond our control, and could be adversely affected by changes in the equity or debt marketplaces, unanticipated changes in currency exchange rates, interest rates, inflation rates, the yield curve, financial crises, war, terrorism, natural disasters, pandemics and outbreaks of disease or similar public health concerns such as the COVID-19 pandemic and other factors that are difficult to predict. In the event that the U.S. or international financial markets suffer a severe or prolonged downturn, investments may lose value and investors may choose to withdraw assets from financial advisers and use the assets to pay expenses or transfer them to investments that they perceive to be more secure, such as bank deposits and Treasury securities. Any prolonged downturn in financial markets, or increased levels of asset withdrawals could have a material adverse effect on our results of operations, financial condition or business.

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

We have made a significant investment in our infrastructure, and our operations are dependent on our ability to protect the continuity of our infrastructure against damage from catastrophe or natural disaster, breach of security, cyber-attack, loss of power, telecommunications failure, or other natural or man-made events, including regional or global health events such as the COVID-19 pandemic. Such a catastrophic event could have a direct negative impact on us by adversely affecting financial advisers, our employees or facilities and our ability to serve clients using an entirely remote workforce, or an indirect impact on us by adversely affecting the financial markets or the overall economy. While we have implemented business continuity and disaster recovery plans and maintain business interruption insurance, it is impossible to fully anticipate and protect against all potential catastrophes, in particular those affecting a dispersed remote workforce. If our business continuity and disaster recovery plans and procedures were disrupted, inadequate or unsuccessful in the event of a catastrophe, we could experience a material adverse interruption of our operations. We serve financial advisers and their clients using third-party data centers and cloud services. While we have electronic access to the infrastructure and components of our platform that are hosted by third parties, we do not control the operation of these facilities. Consequently, we may be subject to service disruptions as well as failures to provide adequate support for reasons that are outside of our direct control. These data centers and cloud services are vulnerable to damage or interruption from a variety of sources, including earthquakes, floods, fires, power loss, system failures, cyber-attacks, physical or electronic break-ins, human error or interference (including by employees, former employees or contractors), and other catastrophic events, including regional or global health events such as the COVID-19 pandemic. Our data centers may also be subject to local administrative actions, changes to legal or permitting requirements and litigation to stop, limit or delay operations. Despite precautions taken at these facilities, such as disaster recovery and business continuity arrangements, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in interruptions or delays in our services, impede our ability to scale our operations or have other adverse impacts upon our business.

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

Further, during the COVID-19 pandemic, we have transitioned to a fully remote workforce. While we are continually reviewing state, local and federal rules and guidance regarding workplace health and safety and have employed measures to comply with the same, such rules, guidance and measures may be insufficient, may not be followed, and unanticipated risks may occur that could pose a threat to our business.

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

We may not be able to generate sufficient cash to service our indebtedness and may be forced to take other actions to satisfy our obligations under our New Revolving Credit Facility, which may not be successful.

As of December 31, 2020, we had total indebtedness of $75 million. Our ability to make scheduled payments on or to refinance our indebtedness depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flow from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay acquisitions and capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis could harm our ability to incur additional indebtedness. In the absence of sufficient cash flows and capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our New Revolving Credit Facility (as defined in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”) currently restricts our ability to dispose of assets and our use of the proceeds from such disposition. We may not be able to consummate those dispositions, and the proceeds of any such disposition may not be adequate to meet any debt service obligations then due. Any of these circumstances could adversely affect our results of operations, financial condition or business.

Restrictions in our existing and future debt agreements could limit our growth and our ability to engage in certain activities.

Our New Revolving Credit Facility contains a number of covenants that impose operating and financial restrictions on us, including restrictions on our ability to incur additional indebtedness, create liens, make acquisitions, dispose of assets and make restricted payments, among others. In addition, our New Revolving Credit Facility may require us to maintain certain financial ratios. These restrictions may also limit our ability to obtain future financings, to withstand a future downturn in our business or the economy in general, or to otherwise conduct necessary corporate activities. We may also be prevented from taking advantage of acquisitions or other business opportunities that arise because of the limitations that the restrictive covenants under our New Revolving Credit Facility impose on us. A breach of any covenant in our New Revolving Credit Facility would result in a default under the applicable agreement after any applicable grace periods. A default, if not waived, could result in acceleration of the indebtedness outstanding and our inability to borrow under the New Revolving Credit Facility. The accelerated indebtedness would become immediately due and payable. If that occurs, we may not be able to make all of the required payments or borrow on short notice sufficient funds to refinance such indebtedness. Even if new financing were available at that time, it may not be on terms that are acceptable to us.

Our insurance coverage may be inadequate or expensive.

We maintain voluntary and required insurance coverage, including, among others, general liability, property, director and officer, errors and omissions, network cybersecurity and privacy, employee practices liability, fidelity bond and fiduciary liability insurance and insurance required under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). Recently in the insurance industry, premiums and deductible costs associated with certain insurance coverage have increased, and the number of insurers has decreased. If such trends continue, our insurance costs may increase, which may affect our financial condition. Further, while we endeavor to purchase coverage that is appropriate to our assessment of our risk, we are unable to predict with certainty the frequency, nature or magnitude of claims for direct or consequential damages. Our business may be negatively affected if in the future our insurance proves to be inadequate or unavailable. In addition, insurance claims may harm our reputation or divert management resources away from operating our business.

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

We are exposed to data and cybersecurity risks that could result in data breaches, service interruptions, harm to our reputation, protracted and costly litigation or significant liability.

In connection with the products and services that we provide, we collect, use, store, transmit and otherwise process certain confidential, proprietary and sensitive information, including the personal information of end-users, third-party service providers and employees. We rely on the efficient, uninterrupted and secure operation of complex information technology systems and networks to operate our business and securely store, transmit and otherwise process such information. In the normal course of business, we also share information with our service providers and other third parties. A failure to safeguard the integrity, confidentiality, availability and authenticity of personal information, client data and our proprietary data from cyber-attacks, unauthorized access, fraudulent activity (e.g., check “kiting” or fraud, wire fraud or other dishonest acts), data breaches and other security incidents that we, our third-party service providers or our clients may experience may lead to modification, destruction, loss of availability or theft of critical and sensitive data pertaining to us, our clients or other third parties. While we have taken extensive precautions to protect such confidential, proprietary and sensitive information, including personal information, these risks are heightened due to our recent implementation of an entirely remote workforce due to the COVID-19 pandemic. We have established a strategy designed to protect against threats and vulnerabilities containing preventive and detective controls including, but not limited to, firewalls, intrusion detection systems, computer forensics, vulnerability scanning, server hardening, penetration testing, anti-virus software, data leak prevention, encryption and centralized event correlation monitoring. All such protective measures, as well as additional measures that may be required to comply with rapidly evolving data privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations, have and will continue to cause us to incur substantial expenses. Failure to timely upgrade or maintain computer systems, software and networks as necessary could also make us or our third-party service providers susceptible to breaches and unauthorized access and misuse. We may be required to expend significant additional resources to modify, investigate or remediate vulnerabilities or other exposures arising from data and cybersecurity risks.

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

Personal privacy, data protection, information security and other regulations are significant issues in the United States. We are subject to a variety of laws and regulations that apply to our collection, use, retention, protection, disclosure, transfer and other processing of personal information, and our handling of personal data is regulated by the U.S. federal government and various state and local governments and regulatory agencies. While our revenue and operations are currently exclusively in the United States, were that to change in the future, we could become subject to a potentially wide array of foreign data privacy and security laws and regulations. In addition to such laws and regulations, we may also be subject to self-regulatory standards or other rules pertaining to information security and data protection proposed by privacy advocates, industry groups, other self-regulatory bodies or other information security or data protection-related organizations. These and other industry standards may legally or contractually apply to us, or we may elect to comply with such standards. Further, our contractual arrangements may also impose additional, or more stringent, obligations upon us relating to our collection, use, retention, protection, disclosure, transfer and other processing of personal, financial and other data.

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

Recently, the most rapid development in U.S. data privacy and security law has been at the state level. For example, on June 28, 2018, California enacted the California Consumer Privacy Act (the “CCPA”), which took effect on January 1, 2020. The CCPA increases privacy rights for California residents and imposes obligations on companies that process their personal information, including an obligation to provide certain new disclosures to such residents. Specifically, among other things, the CCPA creates new consumer rights, and imposes corresponding obligations on covered businesses, relating to the access to, deletion of and sharing of personal information collected by covered businesses, including California residents’ right to access and delete their personal information, opt out of certain sharing and sales of their personal information and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action is expected to increase the likelihood of, and risks associated with, data breach litigation. The CCPA was amended in September 2018, November 2019 and September 2020, and further amendments may be enacted. However, even in its current form, it remains unclear how various provisions of the CCPA will be interpreted and enforced. Additionally, on November 3, 2020, California voters approved a new privacy law, the California Privacy Rights Act (“CPRA”), which will take effect in most material respects on January 1, 2023. The CPRA significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses related to our compliance efforts. It remains unclear how various provisions of the CCPA and CPRA will be interpreted and enforced, and multiple states have enacted or expected to enact similar laws. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. The CCPA, CPRA and other similar state laws may require us to modify our data processing practices and policies and may increase our compliance costs and potential liability. There is also discussion in Congress of a new comprehensive federal data protection and privacy law to which we likely would be subject if it is enacted.

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

Our success depends in part on our proprietary technology. We rely on a combination of copyright, trademark and trade secret laws, confidentiality, nondisclosure, non-interference and invention assignment agreements and other contractual and technical security measures to establish and protect our intellectual property and proprietary rights. If we fail to successfully obtain, maintain, enforce, monitor, police or defend our intellectual property rights, or if we were to infringe, misappropriate or violate the intellectual property rights of others, our competitive position, operations, financial condition or business could suffer.

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

In some instances, litigation may be necessary to enforce our intellectual property rights and protect our proprietary information, or to defend against claims by third parties that we have infringed, misappropriated or violated their intellectual property rights. Any litigation or claims brought by or against us, whether with or without merit, could result in substantial costs to us and divert the attention of our management, which could harm our results of operations, financial condition or business. In addition, any intellectual property litigation or claims against us could result in the loss or compromise of our intellectual property and proprietary rights, subject us to significant liabilities or require us to seek licenses on unfavorable terms or make changes to the investment services and solutions we offer, any of which could harm our results of operations, financial condition or business.

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

For so long as HTSC retains a material ownership interest in us, we will be deemed a “foreign person” under the regulations relating to CFIUS. As such, acquisitions of or investments in U.S. businesses or foreign businesses with U.S. subsidiaries that we may wish to pursue may be subject to CFIUS review, the scope of which was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”), to include certain non-passive, non-controlling investments (including certain investments in entities that hold or process personal information about U.S. nationals), certain acquisitions of real estate even with no underlying U.S. business, transactions the structure of which is designed or intended to evade or circumvent CFIUS jurisdiction and any transaction resulting in a “change in the rights” of a foreign person in a U.S. business if that change could result in either control of the business or a covered non-controlling investment. FIRRMA also subjects certain categories of investments to mandatory filings. If a particular proposed acquisition or investment in a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit to CFIUS review on a voluntary basis, or to proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. CFIUS may decide to block or delay an acquisition or investment by us, impose conditions with respect to such acquisition or investment or order us to divest all or a portion of a U.S. business that we acquired without first obtaining CFIUS approval, which may limit the attractiveness of or prevent us from pursuing certain acquisitions or investments that we believe would otherwise be beneficial to us and our stockholders. In addition, among other things, FIRRMA authorizes CFIUS to prescribe regulations defining “foreign person” differently in different contexts, which could result in less favorable treatment for investments and acquisitions by companies from countries of “special concern.” If such future regulations or other actions by the U.S. government impose additional burdens on acquisition and investment activities involving PRC and PRC-controlled entities, our ability to consummate transactions that might otherwise be beneficial to us and our stockholders may be hindered.

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

In addition, AssetMark Brokerage, LLC (“AMB”), our limited purpose broker-dealer subsidiary, is subject to regulatory restrictions and requirements imposed by applicable statutes, regulations and policies in the jurisdictions in which we operate. U.S. government agencies and self-regulatory organizations, including U.S. state securities commissions, are empowered to enforce the regulatory restrictions and requirements applicable to us and conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer from registration or membership. AMB is registered with the SEC and with all 53 U.S. states and jurisdictions as a limited purpose broker-dealer providing mutual fund distribution and underwriting, and is a member of FINRA, a securities industry self-regulatory organization that supervises and regulates the conduct and activities of its members. As a registered broker-dealer, AMB is subject to periodic examinations and investigations by FINRA. Further, broker-dealers are subject to regulations which cover all applicable aspects of their business, which may include sales practices, anti-money laundering, handling of material non-public information, safeguarding data, recordkeeping, reporting and the conduct and qualifications of directors, officers, employees, representatives and other associated persons.

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

We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC or other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets around the world. In addition, we may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. For example, on June 5, 2019, the SEC voted to adopt a package of rulemakings and interpretations that (i) require broker-dealers to act in the “best interest” of retail customers when making a recommendation, without placing the financial or other interests of the broker-dealer ahead of the interest of the retail customer (“Reg BI”), (ii) require that broker-dealers and investment advisers deliver to retail investors a short-form disclosure document (Form CRS) describing the firm’s relationship with and duties to the customer, (iii) clarify the scope of the “solely incidental” exception to Advisers Act registration by brokers when providing investment advice and (iv) clarify the SEC’s views on the fiduciary duty that investment advisers owe to their clients. The compliance date for Reg BI and Form CRS was June 30, 2020. Many broker-dealers and investment advisers appeared to re-evaluate their business models in light of Reg BI and other similar regulatory changes, and any ultimate change to their business models may affect their desire or ability to use our services and may therefore adversely affect our business. Additionally, on December 22, 2020, the SEC voted to adopt reforms under the Advisers Act to modernize the rules that govern investment adviser advertisements and payments to solicitors. Legislative or regulatory actions and any required changes to our business operations resulting from such legislation and regulations, as well as any deficiencies in our compliance with such legislation and regulation, could result in significant loss of revenue, limit our ability to pursue business opportunities in which we might otherwise consider engaging or otherwise adversely affect our businesses.

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

As required by the Advisers Act, the investment advisory agreements entered into by our investment adviser subsidiaries provide that an “assignment” of the agreement may not be made without the client’s consent. Under the 1940 Act, advisory agreements with registered funds provide that they terminate automatically upon “assignment” and the board of directors and the shareholders of the registered funds must approve a new agreement for advisory services to continue. Under both the Advisers Act and the 1940 Act, a change of ownership may constitute such an “assignment” if it is a change of control. For example, under certain circumstances, an assignment may be deemed to occur if a controlling block of voting securities is transferred, if any party acquires control, or, in certain circumstances, if a controlling party gives up control. Under the 1940 Act, a 25% voting interest is presumed to constitute control. HTSC, through its indirect subsidiary Huatai International Investment Holdings Limited (“HIIHL”), held a 70.2% voting interest in us as of December 31, 2020. An assignment or a change of control could be deemed to occur in the future if we, or one of our investment adviser subsidiaries, were to gain or lose a controlling person, or in other situations that may depend significantly on the facts and circumstances. In any such case we would seek to obtain the consent of our advisory clients, including any funds, to the assignment. Further, our U.S. broker-dealer subsidiary, AMB, is a member of FINRA and subject to FINRA rules, which could impede or delay a change of control. FINRA Rule 1017 generally provides that FINRA approval must be obtained in connection with any transaction resulting in a single person or entity acquiring or controlling, directly or indirectly, 25% or more of a FINRA member firm’s or its parent company’s equity. If we fail to obtain such consents or approval, our results of operations, financial condition or business could be adversely affected.

Risks Related to Ownership of Our Common Stock

Control by our principal stockholder could adversely affect our other stockholders.

HTSC, through its indirect subsidiary HIIHL, owned approximately 70.2% of our outstanding shares of common stock as of December 31, 2020, and controls our management and affairs, including determining the outcome of matters requiring stockholder approval. So long as HTSC continues to own a significant amount of the outstanding shares of our common stock, even if such amount is less than a majority, HTSC will continue to be able to strongly influence or effectively control our decisions, including matters requiring approval by our stockholders (including the election of directors and the approval of mergers or other extraordinary transactions), regardless of whether or not other stockholders believe that the transaction is in their own best interests. Such concentration of voting power could also have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

The market price of our common stock may be highly volatile and may fluctuate or decline substantially as a result of a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. In addition, the limited public float of our common stock tends to increase the volatility of its trading price, in particular during times of high volatility in the broader stock market. Factors that could cause fluctuations in the market price of our common stock include the following:

•	market conditions in the broader stock market in general, or in our industry in particular;
•	actual or anticipated fluctuations in our quarterly financial and operating results;
•	introduction of new products and services by us or our competitors;
•	issuance of new or changed securities analysts’ reports or recommendations;
•	sales of large blocks of our stock by our employees or controlling stockholder or the perception that our employees or controlling stockholder will sell our stock;
•	additions or departures of key personnel;
•	regulatory developments; litigation and governmental investigations; and
•	economic, political and geopolitical conditions or events, including public health concerns or epidemics such as the COVID-19 pandemic.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters are located in Concord, California and consist of approximately 96,944 square feet of leased space. Our lease on this space expires on August 31, 2028. We lease an additional combined 65,729 square feet of office space in Phoenix, Arizona; Chicago, Illinois; Encino, California; and Atlanta, Georgia. We believe that our headquarters and other offices are adequate for our immediate needs and that additional or substitute space is available if needed to accommodate growth and expansion.

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

Because we operate in a highly regulated industry, we and our subsidiaries are regularly subject to examinations and enforcement inquiries by the SEC and other governmental and regulatory agencies. In July 2020, one of our SEC-registered investment subsidiaries received an examination report from the SEC’s Division of Examinations requesting that such subsidiary take certain corrective actions. Two of our subsidiaries also received related subpoenas from the SEC’s Division of Enforcement requesting the production of documents. The examination report and subpoenas primarily relate to disclosure of potential conflicts of interest among our subsidiaries, and they appear to be part of a broader SEC initiative examining disclosure of potential conflicts of interest in the investment advisory industry. The examination report expressly provides that it represents the conclusions of the SEC staff involved and not those of the SEC or any division or office thereof. The subpoenas expressly provide that the inquiry is not to be construed as an indication by the SEC or its staff that any violations of the federal securities laws have occurred, nor should it be considered a reflection upon any person, entity or security. We are fully cooperating with these non-public, fact-finding inquiries. However, there can be no assurance as to the outcome of these matters.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock has been listed on the New York Stock Exchange under the symbol “AMK” since July 18, 2019. Prior to that date, no public trading market for our common stock existed.

Holders

As of February 28, 2021, there were 66 holders of record of our common stock. The actual number of stockholders is greater than the total number of record holders because it includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information required under the relevant sections of this Item is incorporated by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2020 pursuant to Regulation 14A.

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

	7/18/2019	9/30/2019	12/31/2019	3/31/2020	6/30/2020	9/30/2020	12/31/2020
AssetMark	$100.00	$96.34	$107.32	$75.41	$100.92	$80.40	$89.50
Russell 2000 Index	100.00	97.93	107.25	74.12	92.66	96.92	126.95
Dow Jones U.S. Financials Index	$100.00	$100.57	$107.68	$76.10	$86.16	$88.97	$104.46

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data of AssetMark Financial Holdings, Inc. should be read in conjunction with, and are qualified by reference to, the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The consolidated statements of income data for the years ended December 31, 2020, 2019 and 2018 and the consolidated balance sheet data as of December 31, 2020 and 2019 are derived from, and qualified by reference to, the audited consolidated financial statements of AssetMark Financial Holdings, Inc. included elsewhere in this Annual Report on Form 10-K and should be read in conjunction with those consolidated financial statements and notes thereto. The consolidated statements of income data for the year ended December 31, 2017 and the consolidated balance sheet data as of December 31, 2018 and 2017, have been derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Results for historical periods may not be indicative of results expected for future periods.

	Year Ended December 31,
(in thousands)	2020	2019	2018	2017
Consolidated statements of income data:
Asset-based revenue	$412,023	$377,718	$338,031	$282,966
Spread-based revenue	16,618	34,586	20,403	10,430
Other revenue	3,438	5,632	5,200	2,121
Total revenue	432,079	417,936	363,634	295,517
Asset-based expenses	132,695	125,985	116,763	98,401
Spread-based expenses	2,703	5,014	1,671	976
Employee compensation	176,483	154,999	107,091	105,413
General and operating expenses	62,466	58,028	45,383	38,781
Professional fees	15,100	14,084	10,139	9,622
Depreciation and amortization	35,126	30,356	26,104	22,981
Total operating expenses	424,573	388,466	307,151	276,174
Interest expense	5,588	12,269	1,920	—
Other expenses, net	1,687	2,296	—	—
Income before income taxes	231	14,905	54,563	19,343
Provision for (benefit from) income taxes	8,043	15,325	17,137	(79,635)
Net income (loss)	(7,812)	(420)	37,426	98,978
Net income (loss) per share, basic and diluted	$(0.12)	$(0.01)	$0.57	$1.50
Other data:
Capital expenditures	$29,065	$22,496	$17,414	$15,652
Net cash provided by operating activities	76,947	55,083	61,662	45,612
Net cash used in investing activities	(49,970)	(59,914)	(17,714)	(15,652)
Net cash provided by (used in) financing activities	$(50,699)	$(2,182)	$11,259	$—

	As of December 31,
(in thousands)	2020	2019	2018	2017
Consolidated balance sheet data:
Cash and cash equivalents	$70,619	$96,341	$105,354	$50,147
Working capital(1)	77,427	91,277	77,521	20,091
Total assets	1,223,588	1,188,960	1,147,275	1,097,741
Total liabilities	318,515	330,099	448,264	211,783
Stockholders’ equity	$905,073	$858,861	$699,011	$885,958

(1)	Current assets less current liabilities.

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

•

On December 30, 2020, we entered into a new $250 million revolving credit facility. Concurrently, we drew down $75 million from the new revolving credit facility, which bears interest at a rate of LIBOR plus 2.00%, and which we used, along with cash on hand, to retire the $124 million of outstanding indebtedness under the Term Loan. See the section titled “—Liquidity and Capital Resources—Credit Facility” and “—Liquidity and Capital Resources—New Revolving Credit Facility.” This added financial flexibility will allow us to continue the strategic growth of our business, whether through acquisitions or investments in our operations to further drive organic growth, or a combination thereof.

Financial Highlights

•	Total revenue for the year ended December 31, 2020 was $432.1 million, up $14.2 million, or 3.4%, from $417.9 million for the year ended December 31, 2019.
•	Net loss for the year ended December 31, 2020 was $7.8 million, or $(0.12) per share, compared to net loss of $0.4 million, or $(0.01) per share, for the year ended December 31, 2019.
•

Adjusted net income for the year ended December 31, 2020 was $73.2 million, compared to $66.1 million for the year ended December 31, 2019. For a reconciliation of net income, the most directly comparable GAAP financial measure, to adjusted net income, see the section titled “—Key Operating Metrics—Non-GAAP Financial Metrics—Adjusted Net Income.”

•

Adjusted EBITDA for the year ended December 31, 2020 was $115.0 million, up $5.1 million, or 4.6%, from $109.9 million in the year ended December 31, 2019. For a reconciliation of net income, the most directly comparable GAAP financial measure, to adjusted EBITDA, see the section titled “—Key Operating Metrics—Non-GAAP Financial Metrics—Adjusted EBITDA.”

Asset and Adviser Growth Trends

•	Platform assets were $74.5 billion as of December 31, 2020, up 21.0% from $61.6 billion as of December 31, 2019.
•	We had 2,536 engaged advisers on our platform as of December 31, 2020, up 13.7% from 2,230 as of December 31, 2019.

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

Increase of New Financial Advisers on Our Platform

Within the wealth management industry, the percentage of assets served by independent financial advisers is forecasted to grow from 42% in 2019 to 48% in 2023, based on our internal estimates and Cerulli data on expected industry growth. We seek to capitalize on this trend and attract new financial advisers to our platform by continuing to invest in our technology platform, sales and service standards and curated investment offering. Our annual cohort of new producing advisers grew 63% from 548 new producing advisers in 2014 to 894 in 2019. Our business will depend in part on our ability to continue to attract new advisers to our platform.

Technology Development

We invested $243 million in the development of our technology and our dedicated technology team from January 1, 2015 to December 31, 2020. We intend to continue to invest in our technology platform to address the needs of financial advisers and their investors. Our revenue growth will depend, in part, on our ability to continue to launch new offerings and deliver solutions to financial advisers efficiently. While these investments may delay or reduce our profitability, we believe they will enable us to grow our revenue meaningfully in the long term.

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

COVID-19 Pandemic

Beginning in early 2020, the outbreak of COVID-19 has rapidly evolved into a global pandemic and has adversely impacted global commercial activities. The near-term impacts related to the COVID-19 pandemic have primarily been to our asset-based revenue and spread-based revenue. The impact of declining global equity and bond markets as well as a lower interest rate environment was evident in our financial statements beginning in the second quarter of 2020, during which we incurred expenses related to the transition to an entirely remote workforce arrangement and increased expenditures for asset-based investment trading activities. Management expects that the pandemic will continue to adversely affect our results of operations in future periods, although, given the uncertainty around the duration and extent of the COVID-19 pandemic, management cannot at this time quantify with any level of specificity the impact on our results of operations, financial condition or liquidity. The impact of COVID-19 has not affected and is not expected to affect our capabilities to conduct business with our financial advisers. We have continued to generate positive operating cash flows, have adequate cash on hand, and maintain access to our existing line of credit to meet our short-term liquidity needs. We have experienced neither material impairments of our assets nor a significant change in the fair value of our assets and liabilities due to the COVID-19 pandemic. We continue to monitor the developments relating to COVID-19 and are coordinating our operational response based on existing business continuity plans and guidance from global health organizations, relevant governments and general pandemic response best practices.

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

Key metrics for the years ended December 31, 2020, 2019 and 2018 include the following:

	Year Ended December 31,
	2020	2019	2018
Operational metrics:
Platform assets (at period-beginning) (millions of dollars)	$61,608	$44,855	$42,385
Net flows (millions of dollars)	5,483	5,389	5,916
Market impact net of fees (millions of dollars)	5,369	7,575	(3,446)
Acquisition impact (millions of dollars)	2,060	3,789	—
Platform assets (at period-end) (millions of dollars)	$74,520	$61,608	$44,855
Net flows lift (% of beginning-of-year platform assets)	8.9%	12.0%	14.0%
Advisers (at period-end)	8,454	7,958	7,573
Engaged advisers (at period-end)	2,536	2,230	1,837
Assets from engaged advisers (at period-end) (millions of dollars)	$67,300	$54,853	$38,495
Households (at period-end)	186,602	162,225	133,947
New producing advisers	743	894	910
Production lift from existing advisers (annualized %)	19.9%	24.4%	22.1%
Assets in custody at ATC (at period-end) (millions of dollars)	$53,878	$43,393	$31,767
ATC client cash (at period-end) (millions of dollars)	$2,618	$1,876	$1,612
Financial metrics:
Total revenue (millions of dollars)	$432	$418	$364
Net income (loss) (millions of dollars)	$(7.8)	$(0.4)	$37.4
Net income (loss) margin (%)	(1.8)%	(0.1)%	10.3%
Capital expenditure (millions of dollars)	$29.1	$22.5	$17.4
Non-GAAP financial metrics:
Adjusted EBITDA (millions of dollars)	$115.0	$109.9	$88.9
Adjusted EBITDA margin (%)	26.6%	26.3%	24.5%
Adjusted net income (millions of dollars)	$73.2	$66.1	$60.8

Platform Assets

We believe that the amount of assets on our platform is an important indicator of the strength and growth of our business, our increased customer footprint and the market acceptance of our platform. We define platform assets as all assets on the AssetMark platform, whether these are assets for which we provide advisory services, referred to as regulatory assets under management

(“AUM”), or non-advisory assets under administration, assets held in cash accounts or otherwise not managed (collectively, “Other Assets”). There is generally no material economic difference to our financial results whether assets are considered AUM or Other Assets. We view our platform assets as reflective of our revenue growth and potential for future growth. We had platform assets of $74,520 million, $61,608 million and $44,855 million as of December 31, 2020, 2019 and 2018, respectively. Our regulatory AUM totaled $46,982 million, $38,785 million and $29,959 million as of December 31, 2020, 2019 and 2018, respectively. We intend to continue growing our platform assets with enhancements to our technology, services and investment solutions. We expect the growth in our platform assets will remain a significant indicator of our business momentum and results of operations as existing advisers and new advisers realize the benefits of our platform. Our platform assets in any period may continue to fluctuate as a result of several factors, including our adviser satisfaction with the functionality, features, performance or pricing of our offering, overall fluctuations in the securities markets and other factors, a number of which are beyond our control.

The following table provides information regarding the degree to which production, redemptions, net flows and changes in the market value of existing assets contributed to changes in assets on our platform in the periods indicated.

	Year Ended December 31,
(in millions of dollars)	2020	2019	2018
Beginning platform assets	$61,608	$44,855	$42,385
Production	13,995	13,181	10,843
Redemptions	(8,512)	(7,792)	(4,927)
Net flows	5,483	5,389	5,916
Market impact net of fees	5,369	7,575	(3,446)
Acquisition impact	2,060	3,789	—
Ending platform assets	$74,520	$61,608	$44,855

Net Flows, Market Impact Net of Fees and Acquisition Impact

The changes in our platform assets from period to period are primarily driven by the amount of new assets that are added to existing and new client accounts, which we refer to as production, and the amount of assets that are withdrawn from client accounts, which we refer to as redemption. We refer to the difference between production and redemption as net flows. Positive net flows indicate that the amount of assets added to client accounts exceeds the amount of assets that have been terminated or withdrawn from client accounts. The decrease in net flows from the year ended December 31, 2018 to the year ended December 31, 2019 was due to increased redemptions from GFPC’s adviser-managed business, which yielded nominal revenue to us. In addition to net flows, the change in the market value of investments held in client accounts between the beginning and end of a period, which we define as market impact, also influences platform assets. For each period, we show the market impact on platform assets net of the fees paid to financial advisers and custodians and certain fees embedded in investment vehicles. Further, acquisition impact refers to the amount of assets added to our platform through acquisitions.

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

ATC Client Cash (at Period-End)

In general, all accounts with ATC are required to have cash at a minimum level ranging from of 1.5% to 5% of invested assets. In addition to this minimum amount, strategists and advisers have the discretion to hold additional invested assets in cash. We refer to the aggregate amount of cash held at ATC as ATC client cash. As of December 31, 2020, 2019 and 2018, ATC client cash accounted for 5%, 4% and 5%, respectively, of the total assets in custody at ATC. As of December 31, 2020, 2019 and 2018, 100%, 99% and 86%, respectively, of the ATC client cash was placed with the ATC-insured cash deposit program and was the primary source of spread-based revenue for our business.

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

Set forth below is a reconciliation from net income (loss) and net income (loss) margin, the most directly comparable GAAP financial measures, to adjusted EBITDA and adjusted EBITDA margin for the years ended December 31, 2020, 2019 and 2018.

	Year Ended December 31,			Year Ended December 31,
(in thousands except for percentages)	2020	2019	2018	2020	2019	2018
Net income (loss)	$(7,812)	$(420)	$37,426	(1.8)%	(0.1)%	10.3%
Provision for (benefit from) income taxes	8,043	15,325	17,137	1.9%	3.6%	4.7%
Interest income (loss)	(899)	(2,510)	(2,433)	(0.2)%	(0.6)%	(0.7)%
Interest expense	5,588	12,269	1,920	1.3%	2.9%	0.6%
Amortization/depreciation	35,126	30,356	26,104	8.1%	7.3%	7.2%
EBITDA	$40,046	$55,020	$80,154	9.3%	13.1%	22.1%
Share-based compensation(1)	53,837	36,202	6,568	12.4%	8.7%	1.8%
IPO readiness(2)	—	3,323	1,182	—	0.8%	0.3%
Reorganization and integration costs(3)	2,596	1,655	1,041	0.6%	0.4%	0.3%
Acquisition expenses(4)	12,558	11,392	—	2.9%	2.8%	—
Debt acquisition cost write-down(5)	1,729	2,296	—	0.4%	0.5%	—
Business continuity plan (6)	1,568	—	—	0.4%	—	—
Office closures(7)	2,755	—	—	0.6%	—	—
Other expense	(42)	—	—	—	—	—
Adjusted EBITDA	$115,047	$109,888	$88,945	26.6%	26.3%	24.5%
(1)

“Share-based compensation” represents granted share-based compensation in the form of Class C Common Units (which are incentive units) of AssetMark Holdings LLC, our former parent company, and RSA, restricted stock unit, stock option, and stock appreciation right grants by us to certain of our directors and employees. Although this expense occurred in each measurement period, we have added the expense back in our calculation of adjusted EBITDA because of its noncash impact.

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
(5)

“Debt acquisition cost write-down” represents capitalized debt issuance costs extinguished due to the repayment of $124 million of our outstanding indebtedness under the Term Loan in July 2019 and our repayment of the $124 million remaining outstanding indebtedness under the Term Loan in December 2020. The July 2019 repayment was considered a substantial modification and the debt was considered fully extinguished as of December 31, 2020.

(6)

“Business continuity plan” includes incremental compensation and other costs that are directly related to operations while transitioning to a remote workforce and other costs due to the COVID-19 pandemic.

(7)	“Office closures” represents one-time expenses related to closing facilities.

Set forth below is a summary of the adjustments involved in the reconciliation from net income (loss) and net income (loss) margin, the most directly comparable GAAP financial measures, to adjusted EBITDA and adjusted EBITDA margin for the years ended December 31, 2020, 2019 and 2018, broken out by compensation and non-compensation expenses.

	Year Ended December 31, 2020			Year Ended December 31, 2019			Year Ended December 31, 2018
(in thousands)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Share-based compensation(1)	$53,837	$—	$53,837	$36,202	$—	$36,202	$6,568	$—	$6,568
IPO readiness(2)	—	—	—	—	3,323	3,323	158	1,024	1,182
Reorganization and integration costs(3)	2,585	11	2,596	1,369	286	1,655	891	150	1,041
Acquisition expenses(4)	6,022	6,536	12,558	4,874	6,518	11,392	—	—	—
Debt acquisition cost write-down(5)	—	1,729	1,729	—	2,296	2,296	—	—	—
Business continuity plan (6)	1,082	486	1,568	—	—	—	—	—	—
Office closures(7)	—	2,755	2,755	—	—	—	—	—	—
Other expense	—	(42)	(42)	—	—	—	—	—	—
Total adjustments to adjusted EBITDA	$63,526	$11,475	$75,001	$42,445	$12,423	$54,868	$7,617	$1,174	$8,791

	Year Ended December 31, 2020			Year Ended December 31, 2019			Year Ended December 31, 2018
(in percentages)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Share-based compensation(1)	12.4%	—	12.4%	8.7%	—	8.7%	1.8%	—	1.8%
IPO readiness(2)	—	—	—	—	0.8%	0.8%	—	0.3%	0.3%
Reorganization and integration costs(3)	0.6%	—	0.6%	0.3%	0.1%	0.4%	0.3%	—	0.3%
Acquisition expenses(4)	1.4%	1.5%	2.9%	1.2%	1.6%	2.8%	—	—	—
Debt acquisition cost write-down(5)	—	0.4%	0.4%	—	0.5%	0.5%	—	—	—
Business continuity plan (6)	0.3%	0.1%	0.4%	—	—	—	—	—	—
Office closures(7)	—	0.6%	0.6%	—	—	—	—	—	—
Other expense	—	—	—	—	—	—	—	—	—
Total adjustments to adjusted EBITDA margin %	14.7%	2.6%	17.3%	10.2%	3.0%	13.2%	2.1%	0.3%	2.4%
(1)

“Share-based compensation” represents granted share-based compensation in the form of Class C Common Units (which are incentive units) of AssetMark Holdings LLC, our former parent company, and RSA, restricted stock unit, stock option, and stock appreciation right grants by us to certain of our directors and employees. Although this expense occurred in each measurement period, we have added the expense back in our calculation of adjusted EBITDA because of its noncash impact.

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
(5)

“Debt acquisition cost write-down” represents capitalized debt issuance costs extinguished due to the repayment of $124 million of our outstanding indebtedness under the Term Loan in July 2019 and our repayment of the $124 million remaining outstanding indebtedness under the Term Loan in December 2020. The July 2019 repayment was considered a substantial modification and the debt was considered fully extinguished as of December 31, 2020.

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

Set forth below is a reconciliation from net income (loss), the most directly comparable GAAP financial measure, to adjusted net income for the years ended December 31, 2020, 2019 and 2018.

	Year Ended December 31, 2020			Year Ended December 31, 2019			Year Ended December 31, 2018
(in thousands)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Net income (loss)			$(7,812)			$(420)			$37,426
Acquisition-related amortization(1)	$—	$20,432	20,432	$—	$20,432	20,432	$—	$20,432	20,432
Expense adjustments(2)	9,689	11,475	21,164	6,243	12,423	18,666	1,047	1,174	2,221
Share-based compensation	53,837	—	53,837	36,202	—	36,202	6,568	—	6,568
Tax effect of adjustments(3)	(2,519)	(11,919)	(14,438)	(1,623)	(7,142)	(8,765)	(272)	(5,617)	(5,889)
Adjusted net income			$73,183			$66,115			$60,758

(1)	Relates to intangible assets established in connection with HTSC’s acquisition of our Company in 2016.
(2)	Consists of the adjustments to EBITDA listed in the adjusted EBITDA reconciliation table above other than share-based compensation.
(3)	Reflects the tax impact of expense adjustments and acquisition-related amortization.

Components of Results of Operations

Revenue

Asset-Based Revenue

A majority of our revenue is derived from the fees we charge as a percentage of platform assets. We record this revenue as asset-based revenue. Our asset-based revenue varies based on the types of investment solutions and services that financial advisers utilize for their clients. Asset-based revenue accounted for approximately 95.4%, 90.4% and 93.0% of our total revenue for the years ended December 31, 2020, 2019 and 2018, respectively.

Spread-Based Revenue

Our spread-based revenue consists of the fees we earn on cash custodied at ATC, one of our wholly owned subsidiaries and one of several custodians offered on our platform. ATC utilizes third-party banks to place and hold client cash and is paid interest-rate-sensitive fees calculated by reference to such deposits.

Other Revenue

Other revenue consists primarily of interest earned on operating cash held by us. Other one-time income items are reported under “Other Revenue,” as discussed elsewhere in this section. We expect other revenue to decrease in future periods as a result of the recent significant decline in interest rates in the United States.

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

Interest Expense

Interest expense reflects the interest we pay on our Term Loan and the New Revolving Loans, which may fluctuate over time.

Other Expense, net

Other expense represents capitalized debt issuance costs extinguished due to our repayment of our outstanding indebtedness under the Term Loan.

Results of Operations

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

The following discussion presents an analysis of our results of operations for the years ended December 31, 2020 and 2019. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items.

	Year Ended December 31,
(in thousands)	2020	2019	$ Change	% Change
Revenue:
Asset-based revenue	$412,023	$377,718	$34,305	9.1
Spread-based revenue	16,618	34,586	(17,968)	(52.0)
Other revenue	3,438	5,632	(2,194)	(39.0)
Total revenue	432,079	417,936	14,143	3.4
Operating expenses:
Asset-based expenses	132,695	125,985	6,710	5.3
Spread-based expenses	2,703	5,014	(2,311)	(46.1)
Employee compensation	176,483	154,999	21,484	13.9
General and operating expenses	62,466	58,028	4,438	7.6
Professional fees	15,100	14,084	1,016	7.2
Depreciation and amortization	35,126	30,356	4,770	15.7
Total operating expenses	424,573	388,466	36,107	9.3
Interest expense	5,588	12,269	(6,681)	(54.5)
Other expenses, net	1,687	2,296	(609)	(26.5)
Income before income taxes	231	14,905	(14,674)	(98.5)
Provision for income taxes	8,043	15,325	(7,282)	(47.5)
Net income (loss)	$(7,812)	$(420)	$(7,392)	1,760.0
Unrealized gain (loss) on available-for-sale investments, net of tax	—	—	—	*
Net comprehensive income (loss)	$(7,812)	$(420)	$(7,392)	1,760.0

*	Not meaningful.

Asset-Based Revenue

Asset-based revenue increased by $34.3 million, or 9.1%, from $377.7 million in the twelve months ended December 31, 2019 to $412.0 million in the twelve months ended December 31, 2020. This increase was primarily related to increased platform fees and advisory fees of $42.2 million associated with growth in platform assets, partially offset by a decrease of $7.6 million in custodial revenue primarily associated with our second quarter conversion of third-party mutual fund strategies from retail to institutional shares.

Spread-Based Revenue

Spread-based revenue decreased by $18.0 million, or 52.0%, from $34.6 million in the twelve months ended December 31, 2019 to $16.6 million in twelve months ended December 31, 2020. This decrease was due to lower interest rates, partially offset by $0.7 million of fees earned from our securities-backed line of credit product offering.

Other Revenue

Other revenue decreased by $2.2 million, or 39.0%, from $5.6 million in the twelve months ended December 31, 2019 to $3.4 million in the twelve months ended December 31, 2020. This decrease was primarily related to lower interest income attributed to the interest rate environment.

Asset-Based Expenses

Asset-based expenses increased by $6.7 million, or 5.3%, from $126.0 million in the twelve months ended December 31, 2019 to $132.7 million in the twelve months ended December 31, 2020. This increase was primarily driven by an increase in asset-based fees due to increased platform assets from prior year.

Spread-Based Expenses

Spread-based expenses decreased by $2.3 million, or 46.1%, from $5.0 million in the twelve months ended December 31, 2019 to $2.7 million in the twelve months ended December 31, 2020. This decrease was primarily due to lower interest-credited payments to clients driven by lower interest rates on cash invested through ATC’s insured cash deposit program.

Employee Compensation

Employee compensation increased by $21.5 million, or 13.9%, from $155.0 million in the twelve months ended December 31, 2019 to $176.5 million in the twelve months ended December 31, 2020. This increase was primarily due to a $17.6 million increase in share-based compensation, which was primarily attributed to our higher valuation measurement performed at the time of the IPO in July 2019. The increase was also attributed to $8.8 million in higher salaries and related expenses attributed to our ongoing growth. Approximately $1.2 million of the increase in salaries and related expenses can be attributed to reorganization and integrations costs, $1.1 million can be attributed to acquisition-related expenses and an additional $1.1 million can be attributed to business continuity planning related expenses. The increase was partially offset by $3.3 million in higher capitalization of associates in software development, $1.0 million lower contractor spend and $0.6 million in lower compensation associated with our annual variable incentive compensation program.

General and Operating Expenses

General and operating expenses increased by $4.5 million, or 7.6% from $58.0 million in the twelve months ended December 31, 2019 to $62.5 million in the twelve months ended December 31, 2020. The increase can be primarily attributed to $3.4 million in higher software and subscription costs, $2.7 million in expenses related to office closures, $1.7 million in higher trading costs, $1.6 million in higher insurance costs, $1.6 million in higher facilities costs, $0.9 million in acquisition-related expenses, $0.5 million in business continuity expenses and $0.4 million in legal costs. The increase was partially offset by a decrease of $6.3 million in travel and events-related spend, a $1.9 million decrease in IPO-related costs and a $0.3 million decrease in integration and reorganization-related expenses.

Professional Fees

Professional fees increased by $1.0 million, or 7.2%, from $14.1 million in the twelve months ended December 31, 2019 to $15.1 million in the twelve months ended December 31, 2020. The increase can be attributed to $2.0 million in higher consulting and outsourcing costs and $1.3 million in audit and tax-related costs, partially offset by $1.4 million in lower IPO readiness costs and $0.9 million in lower acquisition-related expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by $4.7 million, or 15.7%, from $30.4 million in the twelve months ended December 31, 2019 to $35.1 million in the twelve months ended December 31, 2020. This increase was due in part to $0.8 million of amortization expense related to intangible assets established in connection with the GFPC and OBS acquisitions. The remaining increase was related to incremental assets placed in service during 2018, 2019 and 2020. When HTSC acquired us on October 31, 2016, all intangible assets were adjusted to fair value, and those assets with definite-lives commenced amortization schedules ranging from 5- to 20-years. Because fewer than five years has elapsed since the acquisition in late 2016, we experienced minimal fully amortized asset run-off in 2018, 2019 and 2020 with which to offset the incremental assets recently placed in service.

Interest Expense

Interest expense decreased by $6.7 million, or 54.5%, from $12.3 million in the twelve months ended December 31, 2019 to $5.6 million in the twelve months ended December 31, 2020. This decrease was due to our July 2019 partial repayment of $125 million of our outstanding indebtedness under our Term Loan and lower interest rates.

Other Expenses, net

Other expenses decreased $0.6 million, or 26.5%, from $2.3 million in the twelve months ended December 31, 2019 to $1.7 million in the twelve months ended December 31, 2020, primarily due to loss of debt extinguishment costs given our partial repayment of the Term Loan in July 2019 and the repayment of all outstanding indebtedness under the Term Loan in December 2020.

Provision for Income Taxes

Provision for income taxes decreased by $7.3 million, or 47.5%, from $15.3 million in the twelve months ended December 31, 2019 to $8.0 million in the twelve months ended December 31, 2020. This decrease was primarily a result of the income tax effects of the decrease in our pre-tax income for the twelve months ending December 31, 2020 driven by our share-based compensation relative to our income (loss) before income taxes, which is not deductible for tax purposes, research and development tax credits recognized in 2020 and the effect of discrete items unrelated to our current-year business operations.

Net Comprehensive Income (Loss)

Net loss increased by $7.4 million, or 1,760.0%, from net loss of $0.4 million in the twelve months ended December 31, 2019 to a net loss of $7.8 million in the twelve months ended December 31, 2020, despite a $14.1 million increase in total revenue over the same period. This decrease in net comprehensive income was due to increased expenses incurred in the twelve months ended December 31, 2020, including (i) a $21.5 million increase in employee compensation expense, with approximately $17.6 million related to an increase in the carrying value of share-based compensation expenses attributed to the growth in the valuation of our business, (ii) a $4.4 million increase in asset-based expenses and spread-based expenses related to the growth in revenue, and (iii) a $4.4 million increase in general and operating expenses as described above. The increases were partially offset by a decrease of $6.3 million in travel and events expenses and a $6.7 million decrease in interest expense due to our repayment of $125 million of our outstanding indebtedness under the Term Loan in July 2019 combined with a decrease in interest rates and the related decrease in interest-rate-based fees.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

The following discussion presents an analysis of our results of operations for the years ended December 31, 2019 and 2018. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items.

	Year Ended December 31,
(in thousands)	2019	2018	$ Change	% Change
Revenue:
Asset-based revenue	$377,718	$338,031	$39,687	11.7
Spread-based revenue	34,586	20,403	14,183	69.5
Other revenue	5,632	5,200	432	8.3
Total revenue	417,936	363,634	54,302	14.9
Operating expenses:
Asset-based expenses	125,985	116,763	9,222	7.9
Spread-based expenses	5,014	1,671	3,343	200.1
Employee compensation	154,999	107,091	47,908	44.7
General and operating expenses	58,028	45,383	12,645	27.9
Professional fees	14,084	10,139	3,945	38.9
Depreciation and amortization	30,356	26,104	4,252	16.3
Total operating expenses	388,466	307,151	81,315	26.5
Interest expense	12,269	1,920	10,349	539.0
Other expenses, net	2,296	—	2,296	*
Income before income taxes	14,905	54,563	(39,658)	(72.7)
Provision for income taxes	15,325	17,137	(1,812)	(10.6)
Net income (loss)	$(420)	$37,426	$(37,846)	(101.1)
Unrealized gain (loss) on available-for-sale investments, net of tax	—	(5)	5	*
Net comprehensive income (loss)	$(420)	$37,421	$(37,841)	(101.1)

*	Not meaningful.

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

Other Expenses, net

Other expenses increased by $2.3 million from $0 in the year ended December 31, 2018 to $2.3 million in the year ended December 31, 2019. This increase was due to debt modification expenses related to the $125 million long-term debt payment we made in July 2019.

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

Quarterly Consolidated Statements of Income (Unaudited)

	Three Months Ended
(in thousands)	Mar. 31, 2019	Jun. 30, 2019	Sept. 30, 2019	Dec. 31, 2019	Mar. 31, 2020	Jun. 30, 2020	Sept. 30, 2020	Dec. 31, 2020
Revenue:
Asset-based revenue	$83,063	$94,273	$99,211	$101,171	$105,650	$94,712	$103,808	$107,854
Spread-based revenue	7,549	8,810	9,638	8,589	7,951	3,549	2,628	2,490
Other revenue	1,702	1,400	1,282	1,248	1,289	870	702	576
Total revenue	92,314	104,483	110,131	111,008	114,890	99,131	107,138	110,920
Operating expenses:
Asset-based expenses	28,102	31,625	33,532	32,726	35,015	30,084	33,431	34,165
Spread-based expenses	478	1,595	1,556	1,385	1,289	433	436	545
Employee compensation	31,885	35,489	42,054	45,571	43,497	45,364	42,802	44,821
General and operating expenses	12,292	13,135	16,028	16,573	19,365	13,383	15,947	13,770
Professional fees	2,386	4,469	3,723	3,506	3,831	3,160	3,636	4,473
Depreciation and amortization	6,896	7,613	7,523	8,324	8,409	8,747	8,670	9,300
Total operating expenses	82,039	93,926	104,416	108,085	111,406	101,171	104,922	107,074
Interest expense	4,024	4,031	2,512	1,702	1,627	1,474	1,344	1,142
Other (income) expenses, net	—	—	2,296	—	50	(39)	(15)	1,692
Income (loss) before income taxes	6,251	6,526	907	1,221	1,807	(3,475)	887	1,012
Provision for (benefit from) income taxes	3,440	3,289	4,635	3,961	(929)	5,805	(7,710)	10,877
Net income (loss)	$2,811	$3,237	$(3,728)	$(2,740)	$2,736	$(9,280)	$8,597	$(9,865)
Net income (loss) per share attributable to common shareholder:
Basic	0.04	0.05	(0.05)	(0.04)	0.04	(0.14)	0.13	(0.15)
Diluted	0.04	0.05	(0.05)	(0.04)	0.04	(0.14)	0.12	(0.15)

Percentage of Revenue Data (Unaudited)

	Three Months Ended
	Mar. 31, 2019	Jun. 30, 2019	Sept. 30, 2019	Dec. 31, 2019	Mar. 31, 2020	Jun. 30, 2020	Sept. 30, 2020	Dec. 31, 2020
Revenue:
Asset-based revenue	90%	90%	90%	91%	92%	96%	97%	97%
Spread-based revenue	8	9	9	8	7	3	2	2
Other revenue	2	1	1	1	1	1	1	1
Total revenue	100	100	100	100	100	100	100	100
Operating expenses:
Asset-based expenses	30	30	30	30	30	30	31	31
Spread-based expenses	1	2	1	1	1	—	—	—
Employee compensation	35	34	38	41	38	46	40	40
General and operating expenses	13	13	15	15	17	14	15	12
Professional fees	3	4	4	3	3	3	4	5
Depreciation and amortization	7	7	7	7	8	9	8	8
Total operating expenses	89	90	95	97	97	102	98	96
Interest expense	4	4	2	2	1	1	1	1
Other (income) expenses, net	—	—	2	—	—	—	—	2
Income (loss) before income taxes	7	6	1	1	2	(3)	1	1
Provision for (benefit from) income taxes	4	3	4	3	(1)	6	(7)	10
Net income (loss)	3%	3%	(3)%	(2)%	2%	(9)%	8%	(9)%

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

Quarterly Income Tax Trends

The quarterly tax provisions for 2020 and 2019 were primarily driven by our changes in profits and losses, and by an increase in share-based compensation, which is not deductible for tax purposes.

Liquidity and Capital Resources

Liquidity

Since 2016, our operations have been financed primarily through cash flows from operations. In November of 2018, we also established a credit facility consisting of a $250.0 million term loan and a $20.0 million revolving credit facility with Credit Suisse AG, Cayman Islands Branch (“Credit Suisse”). In December of 2020, we entered into the $250.0 million New Revolving Credit Facility with Bank of Montreal and repaid the Credit Facility established in 2018. As of December 31, 2020, we had cash and cash equivalents of $70.6 million, and restricted cash of $11.0 million. Over the next twelve months, we expect that our cash and liquidity needs will continue to be met by cash generated by our ongoing operations as well as our New Revolving Credit Facility. To the extent that existing cash, cash from operations and our New Revolving Credit Facility are not sufficient to fund our future operations, we may need to raise additional funds through public or private equity or additional debt financing. In addition, we may opportunistically seek to raise additional capital to fund our continued growth. To the extent that we are unsuccessful in additional debt or equity financings, our plans for continued growth may be curtailed.

Credit Facility

In November 2018, we entered into a credit agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent (collectively, the “Agent”), and the lenders party thereto (the “Credit Agreement”), which we amended on June 28, 2019. The Credit Agreement consists of a $250.0 million term loan (the “Term Loan”) and a $20.0 million revolving credit facility (the “Revolver,” and together with the Term Loan, collectively, the “Credit Facility”). Our obligations under the Credit Facility are guaranteed by certain of our subsidiaries and are secured by substantially all of our assets, and all of the assets of certain of our subsidiaries, subject to certain exceptions. We used the net proceeds to us from the IPO, together with cash on hand, to repay approximately $125 million of our indebtedness under the Term Loan on July 26, 2019. As of December 31, 2020, the Credit Facility was repaid in full.

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

The Credit Agreement contains customary affirmative and negative covenants, including reporting requirements and restrictions, subject to various exceptions, on the incurrence of additional indebtedness, the creation of liens, the making of acquisitions and investments, the disposal of assets and the making of restricted payments. Additionally, the Revolver includes a springing financial covenant, which provides that if, on the last day of a fiscal quarter, the principal amount of our revolving loans and letters of credit, subject to certain exceptions, exceeds $6.0 million, our total leverage ratio shall not exceed 4.75 to 1.00 for the fiscal quarters between March 31, 2019 and December 31, 2019 or 4.50 to 1.00 for the fiscal quarters ending on or after March 31, 2020. As of December 30, 2020, the date on which we repaid in full all outstanding indebtedness under the Credit Facility, we were in compliance with all applicable covenants. The Credit Agreement also contains customary events of default, which could result in acceleration of amounts due under the Credit Facility. Such events of default include, subject to the grace periods specified therein, our failure to pay principal or interest when due, our failure to satisfy or comply with covenants, a change of control, the imposition of certain judgments and the invalidation of liens we have granted.

New Revolving Credit Facility

On December 30, 2020 (the “Closing Date”), we entered into a Credit Agreement (the “New Credit Agreement”) with Bank of Montreal, as administrative agent (the “Administrative Agent”); Bank of Montreal, JP Morgan Chase, N.A, US Bank National Association and Wells Fargo Bank, National Association as joint lead arrangers and joint bookrunners; our existing and future wholly owned material domestic subsidiaries as guarantors (the “Guarantors”); and the several banks, financial institutions, institutional investors and other entities from time to time party thereto as lenders and letter of credit issuers (the “Lenders”).

The New Credit Agreement provides for a new senior secured credit facility in an aggregate principal amount of $250 million, consisting of a revolving credit facility with commitments in an aggregate principal amount of $250 million (the “New Revolving Credit Facility” and the loans thereunder, the “New Revolving Loans”), with an accordion option of up to $25 million.

We drew down $75 million of the New Revolving Credit Facility on the Closing Date, the proceeds of which, together with cash on hand, we used to repay in full our obligations under the Credit Facility. In connection with such repayment in full, the Credit Agreement, the commitments thereunder and the guarantees and security interests with respect thereto were terminated and released, as applicable. The remaining portion of the New Revolving Credit Facility are available to finance our working capital needs and for other general corporate purposes of (including acquisitions, investments, dividends and share repurchases permitted under the New Credit Agreement).

The New Revolving Loans bear interest at a rate per annum equal to, at our option, either (i) LIBOR plus a margin based on our Total Leverage Ratio (as defined in the New Credit Agreement) or (ii) the Base Rate (as defined in the New Credit Agreement) plus a margin based on our Total Leverage Ratio. The margin will have ranges of between 1.00% and 2.625% for base rate loans and between 2.00% and 3.625% for LIBOR loans. The New Credit Agreement includes a process by which a successor rate to LIBOR will be determined in the event that LIBOR is no longer available in the market, whereby we and the Administrative Agent will endeavor to establish an alternative rate of interest giving consideration to the then-prevailing market conditions for syndicated loans in the United States. We will pay a commitment fee based on the average daily unused portion of the commitments under the New Revolving Credit Facility, a letter of credit fee equal to the margin then in effect with respect to the LIBOR loans under the New Revolving Credit Facility, a fronting fee and any customary documentary and processing charges for any letter of credit issued under the New Credit Agreement. The New Revolving Credit Facility is not subject to amortization and will mature on December 30, 2024.

The New Credit Agreement contains customary affirmative and negative covenants, including reporting requirements and restrictions, subject to various exceptions, on the incurrence of additional indebtedness, the creation of liens, the making of acquisitions and investments, the disposal of assets and the making of restricted payments. Additionally, the New Credit Agreement includes financial covenants, which provide that (i) beginning December 31, 2020, as of the last day of a fiscal quarter, the Total Leverage Ratio shall not exceed 3.5 to 1.0 and (ii) beginning December 31, 2020, as of the last day of a fiscal quarter, the interest coverage ratio shall not be less than 4.0 to 1.0. As of December 31, 2020, we were in compliance with all applicable covenants. The New Credit Agreement also contains customary events of default, which could result in acceleration of amounts due under the New Revolving Credit Facility. Such events of default include, subject to the grace periods specified therein, our failure to pay principal or interest when due, our failure to satisfy or comply with covenants, a change of control, the imposition of certain judgments and the invalidation of liens we have granted.

Cash Flows

The following table presents information regarding our cash flows, cash, cash equivalents and restricted cash for the periods indicated:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Cash flows from operating activities	$76,947	$55,083	$61,662
Cash flows used in investing activities	(49,970)	(59,914)	(17,714)
Cash flows from (used in) financing activities	(50,699)	(2,182)	11,259
Net change in cash, cash equivalents and restricted cash	(23,722)	(7,013)	55,207
Cash, cash equivalents and restricted cash at beginning of period	105,341	112,354	57,147
Cash, cash equivalents and restricted cash at end of period	$81,619	$105,341	$112,354

Cash Flows from Operating Activities

Cash flows from operating activities increased by $21.9 million in the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to adjustments to net income related to an increase in share-based compensation of $17.6 million, an increase in depreciation and amortization of $4.8 million, an increase in prepaid expense and other current assets of $4.3 million, and an increase of impairment of right-of-use assets and property, plant, and equipment of $2.5 million, partially offset by a decrease in net income of $7.4 million.

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

Cash Flows from Investing Activities

Cash used in investing activities decreased by $9.9 million in the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to the $35.9 million purchase price for the GFPC acquisition in 2019 compared to the $18.6 million purchase price for the OBS acquisition in 2020, partially offset by a $6.6 million increase in capital expenditures and a $0.8 million increase in purchases of investments.

Cash used in investing activities increased by $42.2 million in the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to the $35.9 million purchase price for the GFPC acquisition and a $5.1 million increase in capital expenditures, partially offset by $1.3 million decrease in purchases of investments.

Cash Flows from Financing Activities

Cash flows from financing activities decreased by $48.5 million in the year ended December 31, 2020 compared to the year ended December 31, 2019. This decrease was primarily due to the full repayment of the outstanding indebtedness under the Term Loan of $123.8 million, partially offset by proceeds from a draw down of the New Revolving Credit Facility of $72.9 million.

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

Contractual Obligations

Contractual obligations consist of operating lease obligations, purchase obligations, and debt principal and interest totaling $124.1 million as of December 31, 2020. Operating lease obligations of $40.9 million consist of minimum payments under various operating leases for office facilities and exclude potential lease renewals. Purchase obligations of $1.4 million are non-cancelable purchase commitments. Debt principal and interest payments of $81.8 million are under the New Revolving Credit Facility with interest payments using a forecasted rate and principal due in December 2024.

Off-Balance Sheet Arrangements

As of December 31, 2020, we had no off-balance sheet arrangements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Our exposure to market risk is directly related to revenue from service and management fees earned based upon a percentage of assets on our platform. In the year ended December 31, 2020, 97% of our total revenue, was based on the market value of assets on our platform and were recurring in nature. We expect this percentage to vary over time. A 1% decrease in the aggregate value of assets on the platform at the beginning of the period for the year ended December 31, 2020 would have caused our total revenue to decline by 1%, or $4.2 million, and would have caused our pre-tax income to decline by 1,248%, or $2.9 million, assuming we did not initiate additional expense measures in response to a market decline.

Interest Rate Risk

Changes in interest rates will impact our spread-based revenue. As of December 31, 2020, client cash assets participating in the insured cash deposit program at ATC totaled $2.6 billion. A change in short-term interest rates of 100 basis points at the beginning of the period for the year ended December 31, 2020 would result in an increase or decrease in income before income taxes of approximately $26 million on an annual basis (based on total client cash assets at December 31, 2020) and subject to any changes to interest credited to the end-investor). Actual impacts may vary depending on interest rate levels and the significance of change.

Additionally, changes to interest rates will impact the cost of our borrowing under the New Revolving Credit Facility, which bears interest, at our option, at either (i) LIBOR plus a margin based on our Total Leverage Ratio (as defined in the New Credit Agreement) or (ii) the Base Rate (as defined in the New Credit Agreement) plus a margin based on our Total Leverage Ratio. The margin will range between 1.00% and 2.625% for base rate loans and between 2.00% and 3.625% for LIBOR loans. We will pay a commitment fee based on the average daily unused portion of the commitments under the New Revolving Credit Facility, a letter of credit fee equal to the margin then in effect with respect to the LIBOR loans under the New Revolving Credit Facility, a fronting fee and any customary documentary and processing charges for any letter of credit issued under the New Credit Agreement. If LIBOR-based interest rates increased by 100 basis points, our interest expense on an annualized basis would increase by approximately $0.8 million based on amounts drawn down under the New Revolving Credit Facility as of December 31, 2020.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

AssetMark Financial Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AssetMark Financial Holdings, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2020 due to the adoption of ASU 2016-02 Leases and related accounting standard updates.

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

We have served as the Company’s auditor since 2007.

/s/ KPMG LLP

San Francisco, California

March 10, 2021

AssetMark Financial Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except share data and par value)

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$70,619	$96,341
Restricted cash	11,000	9,000
Investments, at fair value	10,577	7,275
Fees and other receivables, net	8,891	9,679
Income tax receivable, net	8,596	3,994
Prepaid expenses and other current assets	13,637	6,565
Total current assets	123,320	132,854
Property, plant and equipment, net	7,388	7,067
Capitalized software, net	68,835	69,814
Other intangible assets, net	655,736	651,915
Operating lease right-of-use assets	27,496	—
Goodwill	338,848	327,310
Other assets	1,965	—
Total assets	$1,223,588	$1,188,960
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,199	$967
Accrued liabilities and other current liabilities	43,694	40,610
Total current liabilities	45,893	41,577
Long-term debt, net	75,000	121,692
Other long-term liabilities	16,302	16,440
Long-term portion of operating lease liabilities	31,820	—
Deferred income tax liabilities, net	149,500	150,390
Total long-term liabilities	272,622	288,522
Total liabilities	318,515	330,099
Commitments and contingencies	—	—
Stockholders' equity:
Common stock, $0.001 par value (675,000,000 shares authorized and 72,459,255 and 72,390,080 shares issued and outstanding as of December 31, 2020 and 2019, respectively)	72	72
Additional paid-in capital	850,430	796,406
Retained earnings	54,571	62,383
Total stockholders' equity	905,073	858,861
Total liabilities and stockholders' equity	$1,223,588	$1,188,960

The accompanying notes are an integral part of the consolidated financial statements.

AssetMark Financial Holdings, Inc.

Consolidated Statements of Income and Comprehensive Income

(in thousands, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Revenue:
Asset-based revenue	$412,023	$377,718	$338,031
Spread-based revenue	16,618	34,586	20,403
Other revenue	3,438	5,632	5,200
Total revenue	432,079	417,936	363,634
Operating expenses:
Asset-based expenses	132,695	125,985	116,763
Spread-based expenses	2,703	5,014	1,671
Employee compensation	176,483	154,999	107,091
General and operating expenses	62,466	58,028	45,383
Professional fees	15,100	14,084	10,139
Depreciation and amortization	35,126	30,356	26,104
Total operating expenses	424,573	388,466	307,151
Interest expense	5,588	12,269	1,920
Other expenses, net	1,687	2,296	—
Income before income taxes	231	14,905	54,563
Provision for income taxes	8,043	15,325	17,137
Net income (loss)	(7,812)	(420)	37,426
Unrealized gain (loss) on investments, net of tax	—	—	(5)
Net comprehensive income (loss)	$(7,812)	$(420)	$37,421
Net income (loss) per share attributable to common stockholders:
Basic	$(0.12)	$(0.01)	$0.57
Diluted	$(0.12)	$(0.01)	$0.57
Weighted average number of common shares outstanding, basic	67,361,995	66,298,553	66,150,000
Weighted average number of common shares outstanding, diluted	67,361,995	66,298,553	66,150,000

The accompanying notes are an integral part of the consolidated financial statements.

AssetMark Financial Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

For the Years ended December 31, 2020, 2019 and 2018

(in thousands, except share data)

	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Total stockholders'
	Shares	Amount	capital	earnings	income	equity
Balance at December 31, 2017	66,150,000	$66	$784,464	$101,420	$8	$885,958
Net income	—	—	—	37,426	—	37,426
Other comprehensive income (loss)	—	—	—	—	(5)	(5)
Share-based employee compensation	—	—	6,568	—	—	6,568
Capital contribution	—	—	2,910	—	—	2,910
Return of capital	—	—	(158,846)	—	—	(158,846)
Dividends	—	—	—	(75,000)	—	(75,000)
Balance at December 31, 2018	66,150,000	$66	$635,096	$63,846	$3	$699,011
Net loss	—	—	—	(420)	—	(420)
Other comprehensive income (loss)	—	—	—	3	(3)	—
2018 dividend reclassification	—	—	1,046	(1,046)	—	—
Share-based employee compensation	—	—	36,202	—	—	36,202
Initial public offering proceeds, net of expenses	6,250,000	$6	124,062	—	—	124,068
Cancellation of unvested restricted stock awards	(9,920)	—	—	—	—	—
Balance at December 31, 2019	72,390,080	$72	$796,406	$62,383	$—	$858,861
Net loss	—	—	—	(7,812)	—	(7,812)
Share-based employee compensation	—	—	53,837	—	—	53,837
Exercise of stock options	8,504	—	187	—	—	187
Issuance of common stock - vesting of restricted stock units	60,671	—	—	—	—	—
Balance at December 31, 2020	72,459,255	$72	$850,430	$54,571	$—	$905,073

The accompanying notes are an integral part of the consolidated financial statements.

AssetMark Financial Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(7,812)	$(420)	$37,426
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	35,126	30,356	26,104
Interest	606	525	—
Deferred income taxes	(706)	1,497	1,736
Share-based compensation	53,837	36,202	6,568
Debt acquisition cost write-down	1,729	2,296	—
Impairment of operating lease right-of-use assets and property, plant, and equipment	2,520	—	—
Changes in certain assets and liabilities:
Fees and other receivables, net	1,525	(726)	(1,449)
Receivables from related party	(143)	—	(130)
Prepaid expenses and other current assets	2,401	(1,852)	(1,024)
Accounts payable, accrued liabilities and other liabilities	(7,534)	(9,719)	(4,167)
Income tax receivable, net	(4,602)	(3,076)	(3,402)
Net cash provided by operating activities	76,947	55,083	61,662
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Global Financial Private Capital, LLC	—	(35,906)	—
Purchase of WBI OBS Financial, Inc., net of cash received	(18,561)	—	—
Purchase of investments	(2,384)	(1,594)	(300)
Sale of investments	40	82	—
Purchase of property and equipment	(2,901)	(1,882)	(2,034)
Purchase of computer software	(26,164)	(20,614)	(15,380)
Net cash used in investing activities	(49,970)	(59,914)	(17,714)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	187	—	—
Initial public offering proceeds	—	124,068	—
Payments on long-term debt	(123,750)	(126,250)	—
Proceeds from credit facility draw down	73,019	—	—
Payment of credit facility issuance costs	(155)	—	—
Capital distributions	—	—	(158,846)
Dividends paid	—	—	(75,000)
Proceeds from issuance of long-term debt	—	—	245,105
Net cash (used in) provided by financing activities	(50,699)	(2,182)	11,259
Net change in cash, cash equivalents, and restricted cash	(23,722)	(7,013)	55,207
Cash, cash equivalents, and restricted cash at beginning of period	105,341	112,354	57,147
Cash, cash equivalents, and restricted cash at end of period	$81,619	$105,341	$112,354
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$13,456	$16,116	$19,497
Interest paid	$4,969	$11,728	$1,258
Non-cash operating activities:
Non-cash changes to right-of-use assets	$38,796	$—	$—
Non-cash changes to lease liabilities	$40,140	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

All dollar amounts presented are in thousands other than per share amounts for all notes.

Note 1. Overview

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

The Company’s legal entity structure as of December 31, 2020 was as follows:

The Company offers a broad array of wealth management solutions to individual investors through financial advisers by providing an open-architecture product platform along with tailored client advice, asset allocation options, practice management, support services and technology to the financial adviser channel.

AssetMark, Inc. (“AMI”) is a registered investment advisory firm located in Concord, California and was incorporated under the laws of the State of California on May 13, 1999. AMI offers a broad array of wealth management solutions to individual investors through financial advisers by providing an open‑architecture product platform along with tailored client advice, asset allocation options, practice management, support services and technology to the financial adviser channel.

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements — Continued

December 31, 2020 and 2019

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

WBI OBS Financial, Inc. (“OBL”), formerly known as WBI OBS Financial, LLC and renamed effective June 11, 2020, is a corporation that was incorporated under the laws of the State of Ohio on October 6, 2011. OBL is a holding company whose only assets are the share of common stock of OBS Holdings, Inc. (“OBF”). OBF is a corporation that was incorporated under the laws of the State of Ohio on April 14, 2000. OBF is a holding company whose only assets are the shares of common stock of OBS Financial Services, Inc. (“OBS”). OBS is a registered investment adviser that was incorporated under the laws of the State of Delaware on November 2, 2005. OBS provides a broad suite of integrated wealth management services for institutional and individual investors. See Note 4 for additional details on the acquisition completed February 29, 2020.

Note 2. Summary of Significant Accounting Policies

Certain prior year amounts in the Company’s Consolidated Statements of Comprehensive Income have been reclassified to conform to current year presentation. Specifically, amounts related to debt modification expense that were previously classified in general and operating expenses were reclassified to other expenses. There was no change to consolidated total revenue, net income or cash flows as a result of this change in classification.

Risks and Uncertainties

The COVID-19 pandemic continues to rapidly evolve and has adversely impacted global commercial activities. Management expects COVID-19 related changes in market and investor behaviors to continue to impact our asset- and spread-based revenue. However, given the uncertainty around the duration and extent of the COVID-19 pandemic, management cannot predict the impact on the Company’s results of operations, financial condition or liquidity in the subsequent periods.

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

December 31, 2020 and 2019

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, the Company evaluates its estimates, including those related to intangible assets and goodwill, useful lives of intangible assets and property and equipment, internal use software, income taxes and contingent liabilities, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

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

No single customer accounted for more than 10% of the Company’s revenue in any of the periods presented. There were two customers that represented 41% and 51% of the Company’s accounts receivable balance as of December 31, 2020 and 2019, respectively.

Cash, Cash Equivalents and Restricted Cash

Certificates of deposit, money market funds and other time deposits with original maturities of three months or less are considered cash equivalents.

Restricted cash consists of certificate of deposits the Company maintains in liquid capital in accordance to Arizona Revised Statutes requirements governing trust companies. See Note 17 for details regarding capital requirements.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	December 31, 2020	December 31, 2019	December 31, 2018
Cash and cash equivalents	$70,619	$96,341	$105,354
Restricted cash	11,000	9,000	7,000
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$81,619	$105,341	$112,354

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements — Continued

December 31, 2020 and 2019

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

Fees and Other Receivables

Fee and other receivables represent service fees and advisory fees receivable, as well as custody fees in arrears. Fee and other receivables are recorded at the invoiced amount, net of allowances. These allowances are based on historical experience and evaluation of potential risk of loss associated with delinquent accounts. There were a $62 and $14 allowance for doubtful accounts recorded as of December 31, 2020 and 2019, respectively.

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

As of each reporting period, all assets recorded at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 9 for more information regarding fair value measurements.

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

Goodwill, Acquired Intangible Assets and Impairment of Long-Lived Assets

Goodwill represents the excess purchase consideration of an acquired business over the fair value of the net tangible and identifiable intangible assets. Goodwill is evaluated for impairment annually on October 31, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate or a significant decrease in expected cash flows. An impairment loss is recognized to the extent that the carrying amount exceeds the reporting unit’s fair value. The Company has the option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount and determine whether further action is needed. If after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. No impairment charges were recorded during the years ended December 31, 2020, 2019 and 2018. See Note 6 for additional information related to goodwill.

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

December 31, 2020 and 2019

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

The carrying amounts of long-lived assets, including property and equipment, capitalized internal-use software, and acquired definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the future undiscounted cash flows that the assets or the asset group are expected to generate. If the carrying value of the assets are not recoverable, the impairment recognized is measured as the amount by which the carrying value exceeds its fair value. There were no events or changes in circumstances identified that indicated that the carrying amount of the long-lived assets were not recoverable during the years ended December 31, 2020 and 2019. See Note 6 for additional information related to intangible assets.

Property and Equipment

Property and equipment consist primarily of hardware, furniture and equipment and leasehold improvements. Depreciation is calculated on a straight‑line basis over the estimated useful lives of the related asset, generally three to ten years. Leasehold improvements are depreciated over the shorter of the economic useful life of the improvement or the remaining lease term. Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $2,511, $2,012 and $2,063, respectively.

The following table shows balances of major classes of depreciable assets as of the date shown:

	December 31, 2020	December 31, 2019
Computer software and equipment	$7,441	$6,594
Furniture and equipment	3,440	3,647
Leasehold improvements	4,287	3,361
Total property and equipment	15,168	13,602
Less: accumulated depreciation	(7,780)	(6,535)
Property, plant and equipment, net	$7,388	$7,067

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

Capitalized internal-use software costs are amortized on a straight-line basis over the software estimated useful life, which is generally five years. The Company records amortization related to capitalized internal-use software within depreciation and amortization expense in the consolidated statements of income and comprehensive income. The Company evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were impairments of $211, $578 and $0 of internally developed software during the years ended December 31, 2020, 2019 and 2018, respectively.

Amortization expense for the years ended December 31, 2020, 2019 and 2018 was $26,934, $23,497 and $19,935, respectively. Accumulated amortization was $90,714 and $63,688 as of December 31, 2020 and 2019, respectively.

Revenue Recognition

On January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers, using the full retrospective transition method. As such, results for reporting periods prior to January 1, 2018 are presented under Topic 606.

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements — Continued

December 31, 2020 and 2019

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

Asset-Based Expenses

Asset-based expenses are costs incurred by the Company directly related to the generation of asset-based revenue. Fees paid to third-party strategists, investment managers, proprietary fund sub-advisers and investment advisers are calculated based on a percentage of the customers’ assets under management or administration. As a practical expedient, these costs are paid monthly and quarterly in advance on the preceding quarter-end customer asset values, and expensed as incurred over the period of time that the services are expected to be provided to customers, since the amortization of costs are in one year or less. See Note 11 for a breakout of these costs.

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

December 31, 2020 and 2019

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

Share-based compensation related to stock options and stock appreciation rights issued to officers and directors is measured based on the grant date fair value of the award and is recognized on a straight-line basis over the requisite service period.

The Company uses the Black-Scholes options pricing model to estimate the fair value of stock options and stock appreciation rights. The risk-free interest rate is the U.S. Treasury Yield that corresponds with the expected term. Expected volatility is estimated based on the volatility of a group of comparable public companies. The expected term was estimated using the simplified method due to limited historical information. The Company does not expect to pay dividends on its common shares. The Company accounts for forfeitures as they occur.

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

December 31, 2020 and 2019

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

Recent Accounting Pronouncements – Current Adoptions

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize an ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The Company adopted the new standard on January 1, 2020 using the modified retrospective transition method with certain available transitional practical expedients, and elected to apply the short-term lease exemption (described below) to all of its classes of underlying assets. The standard had a material impact on the Company’s consolidated balance sheets, but did not have an impact on the Company’s consolidated statements of comprehensive income. The most significant impact was due to the recognition of ROU assets and lease liabilities for operating leases. Adoption of the standard had no impact on previously reported results. The Company determines if an arrangement is a lease at inception. Operating leases are included in other current assets, operating lease ROU assets, accrued liabilities and other current liabilities, and long-term portion of operating lease liabilities on the Company’s consolidated balance sheets. The Company does not have material finance leases. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligations to make payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the remaining lease term. The Company uses an estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components. The Company has elected to use the practical expedient to exclude the non-lease component from the lease for all asset classes. The majority of the Company’s lease agreements are facility leases. Operating lease costs of $5,850 and related variable lease costs of $748 were recorded in general and operating expenses for the year ended December 31, 2020. The Company’s leases had a weighted-average lease term of 7.2 years and used a weighted-average discount rate of 3.64% as of December 31, 2020. The Company paid $4,268 for amounts included in the measurement of lease liabilities for the year ended December 31, 2020.

The following table shows the supplemental Consolidated Balance Sheet information related to the Company's leases:

December 31, 2020
Current portion of operating lease right-of-use assets	$4,117
Long-term operating lease right-of-use assets	27,496
Total operating lease right-of-use assets	$31,613

Current portion of operating lease liabilities(1)	$4,095
Long-term operating lease liabilities	31,820
Total operating lease liabilities	$35,915
(1)	Included in Other accrued expenses. See Note 7.

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements — Continued

December 31, 2020 and 2019

Future minimum lease payments under non-cancellable leases as of December 31, 2020 are as follows:

2021	$5,284
2022	5,404
2023	5,343
2024	5,661
2025 and thereafter	19,198
Total future minimum lease payments	40,890
Less: imputed interest	(4,975)
Total operating lease liabilities	$35,915

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

Recent Accounting Pronouncements – Issued Not Yet Adopted

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. In January 2021, the FASB issued ASU 2021-01 which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The guidance is effective for all entities through December 31, 2022. The Company is implementing a transition plan to identify and modify its loans and other financial instruments with attributes that are either directly or indirectly influenced by LIBOR. The Company is currently evaluating the effect that ASU 2020-04 will have on its consolidated financial statements.

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements — Continued

December 31, 2020 and 2019

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31, 2020	December 31, 2019
Prepaid expenses	$8,182	$5,848
Right-of-use leases	4,117	—
Other	1,338	717
Total	$13,637	$6,565

Note 4. Business Combinations

On September 30, 2019, the Company entered into a unit purchase agreement to acquire WBI OBS Financial, LLC (now known as WBI OBS Financial, Inc.), subject to closing conditions that included approval from the Committee on Foreign Investment in the United States (“CFIUS”). On February 29, 2020, the Company closed the acquisition and paid a final purchase price of $21,339, net of working capital adjustments. The Company recorded goodwill of $11,538, adviser and trust relationships of $9,500 and deferred tax assets of $188 in connection with the acquisition.

Note 5. Variable Interest Entities

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

In 2015, the Company created a rabbi trust to support the Company’s Deferred Compensation Plan, under which certain employees may defer their compensation and the Company will contribute the amounts to the rabbi trust. The rabbi trust subsequently invests the deferred compensation into diversified securities, and upon distribution, settles the deferred obligation in cash, which settlement includes the deferred compensation principal and any investment appreciation. The Company selects the investment options available for participants and is the primary beneficiary of the assets upon insolvency. During the fourth quarter of 2019, the Company determined that the rabbi trust was a VIE and it was therefore consolidated. The VIE had investments at fair value of $10,087 and $6,885 as of December 31, 2020 and 2019, respectively, and other long-term liabilities of $10,087 and $6,885 as of December 31, 2020 and 2019, respectively. The VIE had other income and other expense of $900 and $1,089 related to the rabbi trust’s unrealized gains for the year ended December 31, 2020 and 2019, respectively.

Note 6. Goodwill and Other Intangible Assets

Goodwill

The Company’s goodwill balance was $338,848 and $327,310 as of December 31, 2020 and 2019, respectively. The Company, which has one reporting unit, performed an annual test for goodwill impairment in October of the years ended December 31, 2020 and 2019, and determined that goodwill was not impaired. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the Company’s annual assessment.

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements — Continued

December 31, 2020 and 2019

Intangible Assets

Information regarding the Company’s intangible assets is as follows:

December 31, 2020	Gross carrying amount	Accumulated amortization	Net carrying amount	Estimated remaining useful life
Indefinite-lived intangible assets:
Broker-dealer relationships	$570,480	$—	$570,480
Definite-lived intangible assets:
Trade names	45,830	(9,548)	36,282	16 years
Broker-dealer license	11,550	(2,406)	9,144	16 years
ATC regulatory status	23,300	(4,854)	18,446	16 years
GFPC adviser relationships	14,250	(1,739)	12,511	12 years
OBS adviser and trust relationships	9,500	(627)	8,873	12 years
Total	$674,910	$(19,174)	$655,736

December 31, 2019	Gross carrying amount	Accumulated amortization	Net carrying amount	Estimated remaining useful life
Indefinite-lived intangible assets:
Broker-dealer relationships	$570,480	$—	$570,480
Definite-lived intangible assets:
Trade names	45,830	(7,256)	38,574	17 years
Broker-dealer license	11,550	(1,829)	9,721	17 years
ATC regulatory status	23,300	(3,689)	19,611	17 years
GFPC adviser relationships	14,250	(721)	13,529	13 years
Total	$665,410	$(13,495)	$651,915

The weighted average estimated remaining useful life at December 31, 2020 was 14.9 years for trade names, the broker-dealer license, AssetMark Trust Company regulatory status, GFPC adviser relationships and OBS adviser and trust relationships. Amortization expense for the years ended December 31, 2020, 2019 and 2018 was $5,678, $4,755 and $4,034, respectively.

Estimated amortization expense for definite‑lived intangible assets for future years is as follows:

Year Ended December 31:	Estimated amortization
2021	$5,803
2022	5,803
2023	5,803
2024	5,803
2025	5,803
2026 and thereafter	56,241
Total	$85,256

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements — Continued

December 31, 2020 and 2019

Note 7. Accrued Liabilities and Other Current Liabilities

The following table shows the breakdown of accrued liabilities and other current liabilities:

	December 31, 2020	December 31, 2019
Accrued bonus	$15,336	$17,209
Compensation and benefits payable	10,423	7,591
Asset-based payables	1,339	3,718
Other accrued expenses	16,596	12,092
Total	$43,694	$40,610

Note 8. Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

	December 31, 2020	December 31, 2019
Contractor liability	$2,305	$3,083
Deferred rent	—	1,150
Deferred compensation plan liability	10,087	6,885
Purchase commitments related to acquisition of GFPC	3,910	5,322
Total	$16,302	$16,440

Note 9. Fair Value Measurements

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value in the consolidated balance sheets as of December 31, 2020 and 2019, based on the three-tier fair value hierarchy:

	December 31, 2020
	Fair Value	Level I	Level II	Level III
Assets:
Equity investment and alternative investment securities funds(1)	$490	$490	$—	$—
Assets to fund deferred compensation liability(2)	10,087	10,087	—	—
Total assets	$10,577	$10,577	$—	$—
Liabilities:
Deferred compensation liability(3)	$10,087	$10,087	$—	$—
Total liabilities	$10,087	$10,087	$—	$—

	December 31, 2019
	Fair Value	Level I	Level II	Level III
Assets:
Equity investment and alternative investment securities funds(1)	$390	$390	$—	$—
Assets to fund deferred compensation liability(2)	6,885	6,885	—	—
Total assets	$7,275	$7,275	$—	$—
Liabilities:
Deferred compensation liability(3)	$6,885	$6,885	$—	$—
Total liabilities	$6,885	$6,885	$—	$—
(1)

The fair values of the Company’s equity investment and alternative investment securities funds are based on the month-end quoted market prices for the net asset value of the various funds and securities, which mature on a daily basis.

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements — Continued

December 31, 2020 and 2019

(2)

The rabbi trust asset fair value is based on the month-end quoted market prices for the net asset value of the various investment funds. The Company recognized unrealized gains of $900, $1,089 and $0 related to this asset within the statements of income and comprehensive income for the years ended December 31, 2020, 2019 and 2018, respectively. See Note 5 for more details.

(3)

The deferred compensation liability is included in other non-current liabilities in the consolidated balance sheets and its fair market value is based on the month-end market prices for the net asset value of the various funds in the Company’s rabbi trust that the participants have selected. The Company recognized other expenses of $900, $1,089 and $0 related to this liability within the statements of income and comprehensive income for the years ended December 31, 2020, 2019 and 2018, respectively. See Note 5 for more details.

Note 10. Debt

On November 14, 2018, the Company executed a Credit Agreement with Credit Suisse AG for a $250,000 term loan (the “Term Loan”) and a revolving line of credit (the “Revolver”) that permits the Company to borrow up to $20,000. Both the Term Loan and the Revolver bear interest at (x) the London InterBank Offered Rate (“LIBOR”) plus a margin of 3.50%, with a step down to 3.25% or (y) the Alternate Base Rate, as defined and specified in the Credit Agreement, plus a margin of 2.50%, with a step down to 2.25%, in each case based on the Company’s achievement of a specified first-lien leverage ratio. Additionally, the Term Loan’s margin was reduced by 0.25% following the Company’s initial public offering. The Term Loan matures on November 14, 2025 and the Revolver matures on November 14, 2023. On July 26, 2019, the Company made a partial repayment of $125 million of the Company’s outstanding indebtedness under the Term Loan. The repayment was considered a substantial modification and the debt was considered partially extinguished. On December 30, 2020, the Company repaid all remaining outstanding indebtedness under the Term Loan, as discussed below. The repayment was considered a substantial modification and the debt was considered fully extinguished. As of December 31, 2020, the Term Loan was fully repaid. Interest expense was $5,588, $12,269 and $1,920 for the years ended December 31, 2020, 2019 and 2018, respectively.

On December 30, 2020, the Company entered into a Credit Agreement with Bank of Montreal for a new senior secured credit facility in an aggregate principal amount of $250,000, consisting of a revolving credit facility with commitments in an aggregate principal amount of $250,000 (the “New Revolving Credit Facility” and the loans thereunder, the “New Revolving Loans”), with an accordion option of up to $25,000. The Company drew down $75,000 under the New Revolving Credit Facility on December 30, 2020, with an annual interest rate of 2.25%, the proceeds of which, together with cash on hand, were used to repay in full the Company’s obligations under the Term Loan. In connection with such repayment in full, the Prior Credit Agreement, the commitments thereunder and the guarantees and security interests with respect thereto were terminated and released, as applicable. The remaining portion of the New Revolving Credit Facility is available to finance the working capital needs and for other general corporate purposes of the Company (including acquisitions, investments, dividends and share repurchases permitted under the New Credit Agreement).

The New Revolving Loans bear interest at a rate per annum equal to, at the Company’s option, either (i) LIBOR plus a margin based on the Company’s Total Leverage Ratio (as defined in the New Credit Agreement) or (ii) the Base Rate (as defined in the New Credit Agreement) plus a margin based on the Company’s Total Leverage Ratio. The margin will range between 1.00% and 2.625% for base rate loans and between 2.00% and 3.625% for LIBOR loans. The Company will pay a commitment fee based on the average daily unused portion of the commitments under the New Revolving Credit Facility, a letter of credit fee equal to the margin then in effect with respect to the LIBOR loans under the New Revolving Credit Facility, a fronting fee and any customary documentary and processing charges for any letter of credit issued under the New Credit Agreement. The New Revolving Credit Facility is not subject to amortization and will mature on December 30, 2024.

Note 11. Asset-Based Expenses

Asset-based expenses incurred by the Company relating to the generation of asset-based revenue were as follows:

	Year Ended December 31,
	2020	2019	2018
Strategist and manager fees	$107,317	$102,480	$93,385
Premier broker-dealer fees	11,303	10,197	8,107
Custody fees	6,226	6,187	6,208
Fund advisory fees	4,600	4,493	5,701
Marketing allowance	3,244	2,576	2,573
External managers	—	—	788
Other	5	52	1
Total	$132,695	$125,985	$116,763

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements — Continued

December 31, 2020 and 2019

Note 12. Income Taxes

The Company’s income tax provision was as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Current provision
Federal	$6,331	$11,111	$12,921
State	2,418	2,717	2,480
Total current provision	8,749	13,828	15,401
Deferred provision (benefit)
Federal	391	(970)	(1,846)
State	(1,097)	2,467	3,582
Total deferred provision (benefit)	(706)	1,497	1,736
Total income tax expense	$8,043	$15,325	$17,137

The Company paid income taxes of $13,456, $16,116 and $19,497 for the years ended December 31, 2020, 2019 and 2018, respectively.

The reconciliation of the federal statutory tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Statutory U.S. federal income tax rate:	21.00%	21.00%	21.00%
Increase in rate resulting from:
Non-deductible meals & entertainment	24.98%	1.09%	0.44%
Officers life insurance	1.65%	—	—
Qualified transportation fringe benefits	21.63%	—	—
Equity compensation	4,284.57%	48.75%	2.53%
Executive compensation limitation	224.53%	3.01%	—
State income tax, net of federal income tax effect	359.74%	26.16%	8.51%
Unrecognized tax benefits	407.72%	2.98%	—
Research & development tax credit	(1,797.83)%	—	(1.48)%
Return to provision	(66.74)%	—	—
Other, net	0.57%	(0.18)%	0.41%
Effective rate	3,481.82%	102.81%	31.41%

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements — Continued

December 31, 2020 and 2019

The components of the Company’s net deferred income tax liability were as follows:

	December 31, 2020	December 31, 2019
Assets:
Accrued expenses	$6,610	$8,159
Federal benefit of state tax expense	4,848	5,132
State net operating loss carryforwards	14,161	14,065
Tax credit carryforwards	1,977	611
Lease liability	9,619	—
Other	1,824	3,436
Total deferred income tax assets	39,039	31,403
Liabilities:
Other intangible assets	159,361	161,028
Property and equipment, and capitalized software	19,482	19,906
Right-of-use asset	8,467	—
Other	1,229	859
Total deferred income tax liabilities	188,539	181,793
Net deferred income tax liability	$149,500	$150,390

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. During 2020 and 2019, the Company evaluated the realizability of its net deferred tax assets based on available positive and negative evidence. The Company concluded that it is more likely than not that all of the benefits of the deferred tax assets will be realized. As a result, the Company has not established a valuation allowance.

The Company’s state net operating loss carryforwards amounted to $279,011 and $277,881 as of December 31, 2020 and 2019, respectively. It is expected that the utilization limitations of Internal Revenue Code Section 382 will cause $113,873 of the Company’s state net operating loss carryforwards to expire unused, and these amounts are not included in the Company’s gross deferred income tax asset. If unused, the Company’s state net operating loss carryforwards will expire between 2028 and 2036. The Company had state tax credit carryforwards of $1,977 and $338 as of December 31, 2020 and 2019, respectively, which do not expire and can be carried forward indefinitely.

The reconciliation of the beginning and ending amounts of the Company’s unrecognized tax benefits is as follows:

	December 31, 2020	December 31, 2019
Balance, beginning of year	$3,401	$530
Increases related to prior year tax positions	—	2,707
Decreases related to prior year tax positions	(561)	—
Increases related to current year tax positions	438	164
Balance, end of year	$3,278	$3,401

The Company had unrecognized tax benefits of $3,278 and $3,401 as of December 31, 2020 and 2019, respectively, solely related to research and development tax credits and states in which the Company had nexus but did not file tax returns. The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate was $2,916 and $2,834 as of December 31, 2020 and 2019, respectively.

The consolidated statements of income and comprehensive income for the years ended December 31, 2020, 2019 and 2018 included $73, $116 and $0 of interest. The consolidated balance sheet included $216 and $107 of penalties related to unrecognized tax benefits as of December 31, 2020 and 2019, respectively.

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements — Continued

December 31, 2020 and 2019

The Company files U.S. Federal income tax returns and various state and local tax returns. The Company is no longer subject to U.S. Federal and state tax examinations for years through 2015.

Note 13. Stockholders’ Equity

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

Under the terms of the LLC Agreement, approved by all AssetMark Holdings’ common members in October 2016, three common unit classes were authorized and issued as follows:

•	Class A and B common units have equal rights and voting privileges

•	Class C common units are non-voting units that were issued to AssetMark employees as part of a share-based employee compensation arrangement (see Note 14).

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

As of December 31, 2020, the Company had authorized 675,000,000 shares of common stock and 75,000,000 shares of preferred stock, both with a par value of $0.001 per share, and, 72,459,255 shares of common stock and zero shares of preferred stock were issued and outstanding.

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements — Continued

December 31, 2020 and 2019

Note 14. Share-Based Employee Compensation

Pre-IPO

Incentive Units

AssetMark Holdings granted share-based compensation in the form of Class C common units (or incentive units) to all officers of the Company in November 2016 pursuant to the terms of the LLC Agreement. The Company had authorized 151,188 incentive units as of December 31, 2018.

The incentive units had both service and performance vesting provisions. The incentive units were divided into two tranches: one tranche consists of “time vesting units” with a service condition while the other tranche consists of “performance vesting units” with both service and market conditions. The fair value of both time vesting units and performance vesting units was measured on grant date and remeasured to fair value at the end of each reporting period. Compensation cost for the time vesting units and performance vesting units was recognized on a straight-line basis over a 5-year requisite service period for 50% of the units and over an 8-year requisite service period for the remaining 50% of the units. An implied service period of 8 years was inferred from the performance condition of the performance vesting units because the performance conditions could have been met at multiple dates (i.e. following the 4th, 5th, 6th, 7th and 8th anniversaries of the issuance date). The requisite service period was based on the longer of the derived service period, implicit or explicit service periods.

The Company recorded share-based compensation expense related to the Class C common incentive units of $11,407 and $6,568 for the years ended December 31, 2019 and 2018, respectively. These amounts were included in employee compensation in the accompanying consolidated statements of income and comprehensive income.

For purposes of determining the fair value of the share-based payment awards on the date of the grant and at the end of each reporting period, the Company used a Monte Carlo simulation to evaluate a number of possible outcomes. While the Class C common units had no expiration date, the Company forecasted the possible value of the common units 8 years in the future.

Management periodically evaluates the assumption and methodologies used to calculate the fair value of the share-based compensation.

Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies.

Valuation assumptions:	2018
Risk free rate	2.49%
Expected volatility	35.0%
Dividend yield	—
Discount for lack of marketability	15.2%

Incentive unit activity during the year ended December 31, 2018 was as follows:

	Number of units	Weighted-average remaining contractual term (years)
Balance at December 31, 2017	8,550.13	6.87
Granted	283.37	7.47
Forfeited	(16.67)	7.58
Balance at December 31, 2018	8,816.83	5.93

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements — Continued

December 31, 2020 and 2019

There were no vested units as of December 31, 2018. There were zero and $29,051 of total unrecognized compensation cost related to unvested Class C common incentive unit awards as of December 31, 2019 and 2018, respectively. There were additional 120.02 Class C units granted in the three months ended March 31, 2019. The Class C common incentive units were cancelled and new restricted stock awards were distributed on July 17, 2019.

Post-IPO

On July 3, 2019, the Company’s Board of Directors adopted, and the Company’s sole stockholder approved, the 2019 Equity Incentive Plan (the “2019 Equity Incentive Plan”), which became effective on July 17, 2019, the date of effectiveness of the Company’s IPO (as defined below) registration statement on Form S-1. As of December 31, 2020, 3,662,611 shares were available for issuance under the 2019 Equity Incentive Plan.

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

RSA activity during the year ended December 31, 2020 was as follows:

	Number of RSAs	Weighted-average grant-date fair value
Balance at December 31, 2019	5,257,541	$22.00
Vested	(1,049,488)	22.00
Forfeited	(9,920)	22.00
Balance at December 31, 2020	4,198,133	$22.00

Share-based compensation expense related to the RSAs was $48,045 and $23,198 for the years ended December 31, 2020 and 2019, respectively. There was $41,798 of total unrecognized compensation cost related to unvested RSAs granted under the 2019 Equity Incentive Plan as of December 31, 2020. These costs are expected to be recognized over a weighted average period of 0.88 years as of December 31, 2020.

Stock Options

In connection with the 2019 Equity Incentive IPO, the Company issued options to certain officers to acquire an aggregate of 918,981 shares of the Company’s common stock outside of the Plan, with an exercise price of $22 dollars per share. Each of these options is scheduled to vest and become exercisable in substantially equal installments on each of the first three anniversaries of July 18, 2019, subject to the recipient’s continued employment through the vesting date and have a ten-year contractual term.

Share-based compensation expense related to the stock options was $2,346 and $1,067 for the years ended December 31, 2020 and 2019, respectively.

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements — Continued

December 31, 2020 and 2019

The following weighted-average assumptions were used to value options granted during the year ended December 31, 2019:

2019
Grant date fair value of options	$7.73
Risk free rate	1.9%
Expected volatility	32.8%
Dividend yield	—
Expected terms (in years)	6.0

Stock option activity during the year ended December 31, 2020 was as follows:

	Number of options	Weighted-average exercise price	Aggregate intrinsic value	Weighted-average remaining contractual term (years)
Balance at December 31, 2019	908,775	$22.00	$6,380
Exercised	(8,504)	22.00	44
Balance at December 31, 2020	900,271	22.00	1,981	8.5
Options vested and exercisable at December 31, 2020	294,413	$22.00	$648	8.5

There was $3,612 and $5,960 of total unrecognized compensation cost related to unvested stock options granted under the 2019 Equity Incentive Plan as of December 31, 2020 and 2019, respectively. These costs are expected to be recognized over a weighted-average period of 1.5 years as of December 31, 2020.

Restricted Stock Units

In 2020, the Company issued 310,225 restricted stock units (“RSUs”) to all officers, certain employees and independent directors of the board under the 2019 Equity Incentive Plan. Each of these RSUs is scheduled to vest in substantially equal installments on each of the first four anniversaries of their grant date.

RSU activity during the year ended December 31, 2020 was as follows:

	Number of RSUs	Weighted-average grant-date fair value
Balance at December 31, 2019	114,044	$22.79
Granted	310,225	28.27
Vested	(60,671)	22.49
Forfeited	(19,863)	25.62
Balance at December 31, 2020	343,735	$27.63

Share-based compensation expense related to the RSUs was $2,148 and $530 for the years ended December 31, 2020 and 2019, respectively.

There was $8,154 and $2,041 of total unrecognized compensation cost related to unvested RSUs granted under the 2019 Equity Incentive Plan as of December 31, 2020 and 2019, respectively. These costs are expected to be recognized over a weighted average period of 3.3 years as of December 31, 2020. The total fair value of RSUs vested was $1,680 during the year ended December 31, 2020.

Stock Appreciation Rights

In 2020, the Company issued stock appreciation rights (“SARs”) to certain officers with respect to 831,902 shares of the Company’s common stock under the 2019 Equity Incentive Plan. Each SAR has a strike price equal to the fair market value of the Company’s common stock on the date of grant and is scheduled to vest and become exercisable in substantially equal installments on each of the first four anniversaries of their grant date, subject to the recipient’s continued employment through the vesting date, and have a ten-year contractual term. Upon exercise, each of these SARs will be settled in shares of the Company’s common stock with a

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements — Continued

December 31, 2020 and 2019

value equal to the excess, if any, of the fair market value of the Company’s common stock measured on the exercise date over the strike price.

The following assumptions were used to value SARs granted during the year ended December 31, 2020:

2020
Weighted-average grant date fair value of SARs	$11.18
Risk free rate	0.42% - 0.56%
Expected volatility	38% - 40%
Dividend yield	—
Expected terms (in years)	6.25

SAR activity during the year ended December 31, 2020 was as follows:

	Number of SARs	Weighted-average exercise price	Aggregate intrinsic value	Weighted-average remaining contractual term (years)
Balance at December 31, 2019	—	$—	$—
Granted	831,902	28.42	139,373
Balance at December 31, 2020	831,902	$28.42	$139,373	9.4

Share-based compensation expense related to the SARs was $1,298 for the year ended December 31, 2020.

There were zero SARs vested as of December 31, 2020.

There was $7,942 of total unrecognized compensation cost related to unvested SARs granted under the 2019 Equity Incentive Plan as of December 31, 2020. These costs are expected to be recognized over a weighted-average period of 3.4 years as of December 31, 2020.

Note 15. Employee Benefit Plan

The Company has a tax-qualified defined contribution plan (the “Benefit Plan”). All full-time and part-time employees are eligible to participate in the Benefit Plan upon hire. The Benefit Plan provides retirement benefits, including provisions for early retirement and disability benefits, as well as a tax-deferred savings feature. Participants must attain two years of service to reach full vesting on Company matching contributions. The Company contributed $5,246, $4,811 and $3,334 to the Benefit Plan for the years ended December 31, 2020, 2019 and 2018, respectively.

Note 16. Commitments and Contingencies

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

In the opinion of management, after discussions with legal counsel, the ultimate resolution of the pending legal proceedings will not have a material effect on the consolidated financial condition, results of operations or cash flows of the Company.

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements — Continued

December 31, 2020 and 2019

Note 17. Net Capital and Minimum Capital Requirements

AssetMark Trust Company, regulated by the Arizona Department of Financial Institutions (“ADFI”) is required by state regulation 6-856 to maintain $9,375 and $7,750 in liquid capital (as defined by the ADFI) based on asset levels as of December 31, 2020 and 2019, respectively.

AssetMark Brokerage, LLC, regulated by the SEC, is required to maintain $5 and $6 in net capital (as defined by the SEC) as of December 31, 2020 and 2019, respectively.

As of December 31, 2020 and 2019, these entities have met the liquid capital requirements set forth by their respective regulatory authority.

Note 18. Related Party Transactions

As of December 31, 2020 and 2019, the Company had a receivable due from Huatai Securities Co., Ltd. (“HTSC”) of $143 and $0, respectively, which receivable represents the cash paid by the Company on behalf of HTSC for certain professional services rendered to HTSC related to IFRS audit fees required for HTSC’s consolidated audit.

Note 19. Net Income (Loss) Per Share Attributable to Common Stockholders

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. For the calculation of diluted net income per share, the basic weighted average number of shares of common stock outstanding is increased by the dilutive effect (if any) of stock options, restricted stock awards, restricted stock units and stock appreciation rights.

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income per (loss) share attributable to common stockholders:

	Year Ended December 31,
	2020	2019	2018
Net income (loss) attributable to common stockholders	(7,812)	$(420)	$37,426

Weighted average number of shares of common stock used in computing net income (loss) per share attributable to common stockholders, basic and diluted	67,361,995	66,298,553	66,150,000
Net income (loss) per share attributable to common stockholders, basic and diluted	$(0.12)	$(0.01)	$0.57

Since the Company was in a loss position for the year ended 2020, basic net loss per share is the same as diluted net loss per share, as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would have been anti-dilutive were as follows:

	As of December 31,
	2020	2019	2018
RSAs	4,198,133	5,247,621	—
Stock Options	900,271	908,775	—
RSUs	343,735	114,044	—
SARs	831,902	—	—
Total	6,274,041	6,270,440	—

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements — Continued

December 31, 2020 and 2019

20. Subsequent Events

On March 1, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which it has agreed to acquire 100% of the equity interest of Voyant, Inc., a Delaware corporation (“Voyant”) (the “Acquisition”) for a total purchase price of approximately $145 million, subject to adjustment, to be paid in a mix of cash and shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”). Pursuant to the Merger Agreement, AssetMark has agreed to issue at the closing of the Acquisition 994,036 unregistered shares of Common Stock, of an approximate value of $25 million, to the founders of Voyant as a portion of the total purchase price for the Acquisition. The Common Stock to be issued pursuant to the Merger Agreement is expected to be subject to an eighteen (18) month lock-up period following the closing of the Acquisition. The completion of the Acquisition is subject to customary terms and conditions, including regulatory approval.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective, at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies”.

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

The remaining information required by this Item, including information about our Directors, Executive Officers and Audit Committee, is incorporated by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2020 pursuant to Regulation 14A.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2020 pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2020 pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2020 pursuant to Regulation 14A.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2020 pursuant to Regulation 14A.

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

Item 16. Form 10-K Summary

Not applicable.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company	S-1/A	333-232312	3.1	July 8, 2019
3.2	Amended and Restated Bylaws of the Company	8-K	001-38980	3.1	July 22, 2019
4.1	Form of Common Stock Certificate	S-1/A	333-232312	4.1	July 8, 2019
4.2	Registration Rights Agreement by and between the Company and Huatai International Investment Holdings Limited, dated as of July 17, 2019	10-Q	001-38980	4.1	August 28, 2019
4.3	Description of Capital Stock					X
10.1	Credit Agreement by and among the Company, AssetMark Holdings LLC, Credit Suisse AG, Cayman Islands Branch and the lenders party thereto, dated as of November 14, 2018, as amended on June 28, 2019	S-1/A	333-232312	10.2	July 8, 2019
10.2	Credit Agreement by and among the Company, Bank of Montreal, as the Administrative Agent, the guarantors party thereto, and the lenders party thereto, dated as of December 30, 2020	8-K	001-38980	10.1	January 1, 2021
10.3	Third Amendment to Office Lease for facilities at 1655 Grant Street, Concord, California, dated May 29, 2019	10-Q	001-38980	10.2	August 28, 2019
10.4	Form of Indemnification Agreement between the Company and each of its directors and executive officers	S-1	333-232312	10.12	June 24, 2019
10.5#	Amended and Restated Employment Agreement by and between the Company and Charles Goldman, dated August 28, 2019	8-K	001-38980	10.1	August 28, 2019
10.6#	2019 Equity Incentive Plan and forms of Restricted Stock Award Agreement and Restricted Stock Unit Award Agreement	S-1/A	333-232312	10.10	July 10, 2019
10.7#	Form of Stock Option Award Notice and Agreement	S-1/A	333-232312	10.11	July 10, 2019
21.1	Subsidiaries of the Company	10-Q	001-38980	21.1	November 13, 2020
23.1	Consent of KPMG LLP, independent registered public accounting firm					X
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

						X
32.1*	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

#	Indicates management contract or compensatory plan, contract or agreement.
*

The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates them by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Concord, California, on the day of March 10, 2021.

ASSETMARK FINANCIAL HOLDINGS, INC.

By:	/s/ Natalie Wolfsen
Natalie Wolfsen
Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Natalie Wolfsen and Gary Zyla, and each of them, as his or her true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their, his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Act, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Natalie Wolfsen Natalie Wolfsen	Director and Chief Executive Officer (principal executive officer)	March 10, 2021

/s/ Gary Zyla Gary Zyla	Chief Financial Officer (principal financial officer)	March 10, 2021

/s/ John Hahn John Hahn	Senior Vice President, Finance (principal accounting officer)	March 10, 2021

/s/ Xiaoning Jiao Xiaoning Jiao	Chairman of the Board	March 10, 2021

/s/ Rohit Bhagat Rohit Bhagat	Director	March 10, 2021

/s/ Patricia Guinn Patricia Guinn	Director	March 10, 2021

/s/ Bryan Lin Bryan Lin	Director	March 10, 2021

/s/ Ying Sun Ying Sun	Director	March 10, 2021

/s/ Joseph Velli Joseph Velli	Director	March 10, 2021

/s/ Lei Wang Lei Wang	Director	March 10, 2021

/s/ Yi Zhou Yi Zhou	Director	March 10, 2021