Form 10-Q
period 2021-03-31
AssetMark Financial Holdings, Inc.
filed 2021-05-07
CIK 1591587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 30, 2021, the number of shares of the registrant’s common stock outstanding was 72,459,255.

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

SUMMARY OF RISK FACTORS

Our business is subject to numerous risks and uncertainties, any one of which could materially adversely affect our results of operations, financial condition or business. These risks include, but are not limited to, those listed below. This list is not complete, and should be read together with the section titled “Risk Factors” in this Quarterly Report on Form 10-Q, as well as the other information in this Quarterly Report on Form 10-Q and the other filings that we make with the U.S. Securities and Exchange Commission (the “SEC”).

•	Our revenue may fluctuate from period to period, which could cause our share price to fluctuate.

•	We operate in an intensely competitive industry, and this competition could hurt our financial performance.

•	We derive nearly all of our revenue from clients in the financial advisory industry and our revenue could suffer if that industry experiences a downturn.

•

Our clients that pay us an asset-based fee may seek to negotiate lower fee percentages, choose to use lower-revenue products or cease using our services, which could limit the growth of our revenue or cause our revenue to decrease.

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

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

AssetMark Financial Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands except share data and par value)

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75,831	$70,619
Restricted cash	11,000	11,000
Investments, at fair value	12,263	10,577
Fees and other receivables, net	8,459	8,891
Income tax receivable, net	17,178	8,596
Prepaid expenses and other current assets	13,088	13,637
Total current assets	137,819	123,320
Property, plant and equipment, net	8,187	7,388
Capitalized software, net	69,392	68,835
Other intangible assets, net	654,286	655,736
Operating lease right-of-use assets	24,512	27,496
Goodwill	338,848	338,848
Other assets	2,294	1,965
Total assets	$1,235,338	$1,223,588
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,434	$2,199
Accrued liabilities and other current liabilities	32,602	43,694
Total current liabilities	34,036	45,893
Long-term debt, net	75,000	75,000
Other long-term liabilities	17,241	16,302
Long-term portion of operating lease liabilities	29,976	31,820
Deferred income tax liabilities, net	149,500	149,500
Total long-term liabilities	271,717	272,622
Total liabilities	305,753	318,515
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.001 par value (675,000,000 shares authorized and 72,459,255 shares issued and outstanding as of March 31, 2021 and December 31, 2020)	72	72
Additional paid-in capital	883,858	850,430
Retained earnings	45,655	54,571
Total stockholders’ equity	929,585	905,073
Total liabilities and stockholders’ equity	$1,235,338	$1,223,588

The accompanying notes are an integral part of the condensed consolidated financial statements.

AssetMark Financial Holdings, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands except share and per share data)

	Three Months Ended March 31,
	2021	2020
Revenue:
Asset-based revenue	$115,813	$105,650
Spread-based revenue	2,606	7,951
Other revenue	587	1,289
Total revenue	119,006	114,890
Operating expenses:
Asset-based expenses	36,094	35,015
Spread-based expenses	676	1,289
Employee compensation	67,302	43,497
General and operating expenses	17,489	19,365
Professional fees	4,260	3,831
Depreciation and amortization	9,471	8,409
Total operating expenses	135,292	111,406
Interest expense	771	1,627
Other expense, net	(15)	50
Income (loss) before income taxes	(17,042)	1,807
Provision benefit from income taxes	(8,126)	(929)
Net income (loss)	(8,916)	2,736
Net comprehensive income (loss)	$(8,916)	$2,736
Net income (loss) per share attributable to common stockholders:
Basic	(0.13)	0.04
Diluted	(0.13)	0.04
Weighted average number of common shares outstanding, basic	70,422,306	67,142,459
Weighted average number of common shares outstanding, diluted	70,422,306	69,317,261

The accompanying notes are an integral part of the condensed consolidated financial statements.

AssetMark Financial Holdings, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands except share data)

For the three months ended March 31, 2021 and 2020

	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	earnings	income	equity
Balance at December 31, 2019	72,390,080	$72	$796,406	$62,383	$—	$858,861
Net income	—	—	—	2,736	—	2,736
Share-based employee compensation	—	—	13,188	—	—	13,188
Balance at March 31, 2020	72,390,080	$72	$809,594	$65,119	$—	$874,785

Balance at December 31, 2020	72,459,255	$72	$850,430	$54,571	$—	$905,073
Net loss	—	—	—	(8,916)	—	(8,916)
Share-based employee compensation	—	—	33,428	—	—	33,428
Balance at March 31, 2021	72,459,255	$72	$883,858	$45,655	$—	$929,585

The accompanying notes are an integral part of the condensed consolidated financial statements.

AssetMark Financial Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(8,916)	$2,736
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,471	8,409
Interest	190	78
Deferred income taxes	—	522
Share-based compensation	33,428	13,188
Changes in certain assets and liabilities:
Fees and other receivables, net	(710)	(1,835)
Prepaid expenses and other current assets	804	944
Accounts payable, accrued liabilities and other current liabilities	(11,028)	(12,909)
Income tax receivable, net	(8,582)	(1,884)
Net cash provided by operating activities	14,657	9,249
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of WBI OBS Financial, LLC, net of cash received	—	(18,404)
Purchase of investments	(1,363)	(1,014)
Sale of investments	151	—
Purchase of property and equipment	(231)	(416)
Purchase of computer software	(8,002)	(6,095)
Net cash used in investing activities	(9,445)	(25,929)
Net change in cash, cash equivalents, and restricted cash	5,212	(16,680)
Cash, cash equivalents, and restricted cash at beginning of period	81,619	105,341
Cash, cash equivalents, and restricted cash at end of period	$86,831	$88,661
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$464	$365
Interest paid	$577	$1,547
Non-cash operating activities:
Non-cash changes to right-of-use assets	$(2,263)	$38,495
Non-cash changes to lease liabilities	$(2,263)	$39,839

The accompanying notes are an integral part of the condensed consolidated financial statements.

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

All dollar amounts presented are in thousands other than per share amounts for all notes.

Note 1. Organization and Nature of Business

These unaudited condensed consolidated financial statements include AssetMark Financial Holdings, Inc. and its subsidiaries, which include AssetMark Financial, Inc., which is the parent company of AssetMark, Inc., AssetMark Trust Company, AssetMark Brokerage, LLC, AssetMark Retirement Services, Inc., Global Financial Private Capital, Inc., Global Financial Advisory, LLC, Gossamer Merger Sub, Inc., WBI OBS Financial, Inc. and OBS Holdings, Inc. (collectively, the “Company”).

The Company’s legal entity structure as of March 31, 2021 was as follows:

The Company offers a broad array of wealth management solutions to individual investors through financial advisers by providing an open-architecture product platform along with tailored client advice, asset allocation options, practice management, support services and technology to the financial adviser channel.

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Gossamer Merger Sub, Inc. (“GMS”), is a subsidiary of AFI and was incorporated under the laws of the State of Delaware on February 2, 2021. GMS was formed specifically in anticipation of the closing of the Company’s acquisition of Voyant Inc. Upon the closing, Voyant Inc. will merge with GMS, with Voyant Inc. as the surviving entity.

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

WBI OBS Financial, Inc. (“OBL”), formerly known as WBI OBS Financial, LLC and renamed effective June 11, 2020, is a corporation that was incorporated under the laws of the State of Ohio on October 6, 2011. OBL is a holding company whose only assets are the share of common stock of OBS Holdings, Inc. (“OBF”). OBF is a corporation that was incorporated under the laws of the State of Ohio on April 14, 2000. Effective March 31, 2021, AMI filed a certificate of merger in the State of Delaware to merge OBS Financial Services (“OBS”) with and into AMI. OBS provides a broad suite of integrated wealth management services for institutional and individual investors.

Note 2. Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation have been included. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ended December 31, 2021 or any future period. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Risks and Uncertainties

The COVID-19 pandemic continues to rapidly evolve and has adversely impacted global commercial activities. Management expects COVID-19 related changes in market and investor behaviors to impact our asset- and spread-based revenue. However, given the uncertainty around the duration and extent of the COVID-19 pandemic, management cannot predict the impact on the Company’s results of operations, financial condition or liquidity in the second quarter for 2021 and subsequent periods.

Estimates and assumptions about future events and their effects on the Company cannot be determined with certainty and therefore require the exercise of judgment. The Company is not aware of any specific events or circumstances that would require the Company to update its estimates, assumptions or judgments or revise the carrying value of its assets or liabilities. The Company will update the estimates and assumptions underlying the consolidated financial statements in future periods as events and circumstances develop.

Recent Accounting Pronouncements – Adopted

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, which removes certain exceptions to the general principles in Topic 740 and improves consistent application of U.S. GAAP by clarifying and amending existing guidance. The Company adopted the new standard on January 1, 2021, and it did not have a significant impact on the Company’s consolidated financial statements and related disclosures.

Recent Accounting Pronouncements – Not Yet Adopted

In April 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides companies with optional guidance to ease the accounting impact of contract modification in connection with changes in reference rates. The ASU is available for adoption through December 31, 2022. The Company is evaluating the impact that ASU 2020-04 will have on its consolidated financial statements.

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31, 2021	December 31, 2020
Prepaid expenses	$7,671	$8,182
Right-of-use leases	3,828	4,117
Other	1,589	1,338
Total	$13,088	$13,637

Note 4. Acquisition of Voyant Inc.

On March 1, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which it agreed to acquire 100% of the equity interests of Voyant Inc., a Delaware corporation (“Voyant”) (the “Acquisition”) for a total purchase price of approximately $145 million, subject to adjustment, to be paid in a mix of cash and shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”). Pursuant to the Merger Agreement, AssetMark has agreed to issue at the closing of the Acquisition 994,036 unregistered shares of Common Stock, of an approximate value of $25 million, to the founders of Voyant as a portion of the total purchase price for the Acquisition. The Common Stock to be issued pursuant to the Merger Agreement is expected to be subject to an eighteen (18) month lock-up period following the closing of the Acquisition. The completion of the Acquisition is subject to customary terms and conditions, including regulatory approval.

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 5. Goodwill and Intangible Assets

Goodwill

The Company’s goodwill balance was $338,848 as of March 31, 2021 and December 31, 2020. The Company, which has one reporting unit, performed an annual test for goodwill impairment in December for the years ended December 31, 2020 and 2019 and determined that goodwill was not impaired. The Company performed a qualitative test for goodwill impairment related to the COVID-19 pandemic and determined that an additional quantitative test was not necessary. Goodwill was not impaired as of March 31, 2021.

Intangible Assets

Information regarding the Company’s intangible assets is as follows:

March 31, 2021	Gross carrying amount	Accumulated amortization	Net carrying amount	Estimated remaining useful life
Indefinite-lived intangible assets:
Broker-dealer relationships	$570,480	$—	$570,480
Definite-lived intangible assets:
Trade names	45,830	(10,121)	35,709	16 years
Broker-dealer license	11,550	(2,551)	8,999	16 years
ATC regulatory status	23,300	(5,145)	18,155	16 years
GFPC adviser relationships	14,250	(1,993)	12,257	12 years
OBS adviser and trust relationships	9,500	(814)	8,686	11 years
Total	$674,910	$(20,624)	$654,286

December 31, 2020	Gross carrying amount	Accumulated amortization	Net carrying amount	Estimated remaining useful life
Indefinite-lived intangible assets:
Broker-dealer relationships	$570,480	$—	$570,480
Definite-lived intangible assets:
Trade names	45,830	(9,548)	36,282	16 years
Broker-dealer license	11,550	(2,406)	9,144	16 years
ATC regulatory status	23,300	(4,854)	18,446	16 years
GFPC adviser relationships	14,250	(1,739)	12,511	12 years
OBS adviser and trust relationships	9,500	(627)	8,873	12 years
Total	$674,910	$(19,174)	$655,736

The weighted average estimated remaining useful life was 14.7 years for trade names, the broker-dealer license, ATC regulatory status, GFPC adviser relationships and OBS adviser and trust relationships as of March 31, 2021. Amortization expense for definite-lived intangible assets was $1,450 and $1,326 for the three months ended March 31, 2021 and 2020, respectively. The Company performed an annual test for intangible assets impairment in December for the years ended December 31, 2020 and 2019 and determined that intangible assets were not impaired.

The expected future amortization expense for definite-lived intangible assets as of March 31, 2021 is as follows:

Remainder of 2021	$4,353
2022	5,803
2023	5,803
2024	5,803
2025	5,803
2026 and thereafter	56,241
Total	$83,806

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 6. Accrued Liabilities and Other Current Liabilities

The following table shows the breakdown of accrued liabilities and other current liabilities:

	March 31, 2021	December 31, 2020
Accrued bonus	$7,329	$15,336
Compensation and benefits payable	3,299	10,423
Current portion of operating lease liability	2,674	4,095
Asset-based payables	1,356	1,339
Other accrued expenses	17,944	12,501
Total	$32,602	$43,694

Note 7. Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

	March 31, 2021	December 31, 2020
Contractor liability	$2,226	$2,305
Deferred compensation plan liability	11,758	10,087
Purchase commitments related to acquisition of GFPC	3,257	3,910
Total	$17,241	$16,302

Note 8. Fair Value Measurements

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value in the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, based on the three-tier fair value hierarchy:

	March 31, 2021
	Fair Value	Level I	Level II	Level III
Assets:
Equity investment and alternative investment securities funds(1)	$505	$505	$—	$—
Assets to fund deferred compensation liability(2)	11,758	11,758	—	—
Total assets	$12,263	$12,263	$—	$—
Liabilities:
Deferred compensation liability(3)	$11,758	$11,758	$—	$—
Total liabilities	$11,758	$11,758	$—	$—

	December 31, 2020
	Fair Value	Level I	Level II	Level III
Assets:
Equity investment and alternative investment securities funds(1)	$490	$490	$—	$—
Assets to fund deferred compensation liability(2)	10,087	10,087	—	—
Total assets	$10,577	$10,577	$—	$—
Liabilities:
Deferred compensation liability(3)	$10,087	$10,087	$—	$—
Total liabilities	$10,087	$10,087	$—	$—
(1)

The fair value of the Company’s rabbi trust, which comprises equity investment and alternative investment securities funds, is based on the month-end quoted market prices for the net asset value of the various constituent funds and securities, which mature on a daily basis.

(2)

The deferred compensation asset fair value is based on the month-end quoted market prices for the net asset value of the various investment funds. The Company recognized unrealized gains of $451 and $900 related to this asset within the statements of income and comprehensive income for the three months ended March 31, 2021, and for the year ended December 31, 2020, respectively.

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(3)

The deferred compensation liability is included in other non-current liabilities in the consolidated balance sheets and its fair market value is based on the month-end market prices for the net asset value of the various funds in the Company’s rabbi trust which the participants have selected. The Company recognized other expenses of $451, and $900 related to this liability within the statements of income and comprehensive income for the three months ended March 31, 2021, and for the year ended December 31, 2020, respectively.

Note 9. Asset-Based Expenses

Asset-based expenses incurred by the Company relating to the generation of asset-based revenues are as follows:

	Three Months Ended March 31,
	2021	2020
Strategist and manager fees	$28,819	$28,442
Premier broker-dealer fees	3,882	3,059
Custody fees	1,810	1,530
Fund advisory fees	1,077	1,081
Marketing allowance	505	903
Other	1	—
Total	$36,094	$35,015

Note 10. Debt

On November 14, 2018, the Company executed a Credit Agreement (the “Prior Credit Agreement”) with Credit Suisse AG for a $250,000 term loan (the “Term Loan”) and a revolving line of credit (the “Revolver”) that permited the Company to borrow up to $20,000. The Term Loan was set to mature on November 14, 2025 and the Revolver was set to mature on November 14, 2023. On July 26, 2019, the Company made a partial repayment of $125 million of the Company’s outstanding indebtedness under the Term Loan and repaid the remaining outstanding amount on December 30, 2020 through the execution of the New Credit Agreement (as defined below).

On December 30, 2020, the Company entered into a Credit Agreement (the “New Credit Agreement”) with the Bank of Montreal for a new senior secured credit facility in an aggregate principal amount of $250,000, consisting of a revolving credit facility with commitments in an aggregate principal amount of $250,000 (the “New Revolving Credit Facility” and the loans thereunder, the “New Revolving Loans”), with an accordion option of up to $25,000. The Company drew down $75,000 under the New Revolving Credit Facility on December 30, 2020, with an annual interest rate of 2.25%, the proceeds of which, together with cash on hand, were used to repay in full the Company’s obligations under the Term Loan. In connection with such repayment in full, the Prior Credit Agreement, the commitments thereunder and the guarantees and security interests with respect thereto were terminated and released, as applicable. The remaining portion of the New Revolving Credit Facility is available to finance the working capital needs and for other general corporate purposes of the Company (including acquisitions, investments, dividends and share repurchases permitted under the New Credit Agreement).

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

Interest expense was $771 and $1,627 for the three months ended March 31, 2021 and 2020, respectively

Note 11. Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in other current assets, operating lease right-of-use (“ROU”) assets, accrued liabilities and other current liabilities, and long-term portion of operating lease liabilities on the Company’s condensed consolidated balance sheets. The Company does not have material finance leases. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligations to make payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the remaining lease term. The Company uses an estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Expense for lease

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components. The Company has elected to use the practical expedient to exclude the non-lease component from the lease for all asset classes. The majority of the Company’s lease agreements are facility leases. Operating lease costs of $1,306 and $1,490, and related variable lease costs of $197 and $159 were recorded in general and operating expenses for the quarters ended March 31, 2021 and 2020, respectively.  The Company’s leases had a weighted-average lease term of 7.0 years and used a weighted-average discount rate of 3.64% as of March 31, 2021. The Company paid $1,301 and $879 for amounts included in the measurement of lease liabilities for the quarters ended March 31, 2021 and 2020, respectively.

Future minimum lease payments under non-cancellable leases, as of March 31, 2021, are as follows:

Remainder of 2021	$1,680
2022	5,437
2023	5,384
2024	5,663
2025	5,822
2026 and thereafter	13,377
Total future minimum lease payments	37,363
Less: imputed interest	(4,713)
Total operating lease liabilities	$32,650

Note 12. Share-Based Compensation

On July 3, 2019, the Company’s Board of Directors adopted, and the Company’s sole stockholder approved, the 2019 Equity Incentive Plan (the “2019 Equity Incentive Plan”), which became effective on July 17, 2019, the date of effectiveness of the Company’s IPO (as defined below) registration statement on Form S-1. As of March 31, 2021, 3,662,611 shares were available for issuance under the 2019 Equity Incentive Plan.

Restricted Stock Awards

Prior to the liquidation and dissolution of AssetMark Holdings, our former parent company, and the IPO, all officers and certain sales employees of AssetMark Holdings held Class C Common Units of AssetMark Holdings, which were intended to be treated as profits interests. Immediately following the pricing of the IPO, AssetMark Holdings liquidated and dissolved and distributed shares of the Company’s common stock to its members, including an aggregate number of restricted stock awards (“RSAs”) equal to 6,309,049 shares of the Company’s common stock to the holders of the Class C Common Units of AssetMark Holdings.

These RSAs are subject to the same vesting schedule as the Class C Common Units of AssetMark Holdings, with 50% of the RSAs scheduled to vest in three (3) equal installments on the third, fourth and fifth anniversaries of November 18, 2016, subject to the recipient’s continued employment through the vesting date, and 50% subject to the recipient’s continued employment through February 1, 2021 and the satisfaction of a performance-based vesting condition. The performance condition for these RSAs was deemed to have been satisfied in connection with the IPO. In the event that the vesting conditions are not satisfied for any portion of an award, the shares covered by such RSAs will transfer automatically to the Company. 3,148,573 RSAs vested during the three months ended March 31, 2021.

Share-based compensation expense related to the RSAs was $30,574 and $12,252 for the three months ended March 31, 2021 and 2020, respectively.

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

Share-based compensation expense related to the stock options was $1,233 and $583 for the three months ended March 31, 2021 and 2020, respectively.

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Restricted Stock Units

Also in connection with the IPO, the Company issued restricted stock units (“RSUs”) to certain officers and sales employees covering an aggregate of 85,737 shares of the Company’s common stock under the 2019 Equity Incentive Plan. Each of these RSUs is scheduled to vest in substantially equal installments on each of the first three anniversaries of July 18, 2019. During 2020, the Company issued 310,225 RSUs to all officers, certain employees and independent directors of the board. Each of these RSUs is scheduled to vest in substantially equal installments on each of the first four anniversaries of the date of grant.

Share-based compensation expense related to the RSUs was $871 and $353 for the three months ended March 31, 2021 and 2020, respectively.

Stock Appreciation Rights

During 2020, the Company issued stock appreciation rights (“SARs”) with a grant date fair value of $9,239 to certain officers with respect to 831,902 shares of the Company’s common stock under the 2019 Equity Incentive Plan. Each SAR has a strike price equal to the fair market value of the Company’s common stock on the date of grant and is scheduled to vest and become exercisable in substantially equal installments on each of the first four anniversaries of the date of grant. Upon exercise, each of these SARs will be settled in shares of the Company’s common stock with a value equal to the excess, if any, of the fair market value of the Company’s common stock measured on the exercise date over the strike price.

Share-based compensation expense related to SARs was $750 and $0 for the three months ended March 31, 2021 and 2020, respectively.

Note 13. Commitments and Contingencies

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

Note 14. Income Taxes

The Company’s effective income tax rate differs from the federal corporate tax rate of 21.0%, primarily as a result of state taxes and the income tax effects of the Company’s share-based compensation.

The Company’s effective tax rate was 47.7% and (51.4)% for the three months ended March 31, 2021 and 2020, respectively. These changes were due to changes in the relative amounts of the Company’s share-based compensation and income before taxes across periods.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. The provisions of the CARES Act affecting corporations include, but are not limited to, elimination of certain limitations for utilizing net operating losses, relaxation of limitations on interest deductions, the expensing of costs of acquired qualified improvement property, employee retention tax credits and deferral of payroll taxes. There was no significant impact of this new law on the Company’s financial condition and results of operations for the three months ended March 31, 2021.

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 15. Related Party Transactions

As of March 31, 2021 and December 31, 2020, the Company had a receivable due from Huatai Securities Co., Ltd. (“HTSC”) of $143, which represents the cash paid by the Company with respect to certain professional services incurred on behalf of HTSC related to IFRS audit fees required for HTSC’s consolidated audit.

Note 16. Net Income (loss) Per Share Attributable to Common Stockholders

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

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income per share attributable to common stockholders:

	Three Months Ended March 31,
	2021	2020
Net income (loss) attributable to common stockholders	$(8,916)	$2,736

Weighted average number of shares of common stock used in computing net income (loss) per share attributable to common stockholders, basic	70,422,306	67,142,459
Net income (loss) per share attributable to common stockholders, basic	$(0.13)	$0.04

Weighted average shares used in computing net income (loss) per share attributable to common stockholders, basic	70,422,306	67,142,459
Effect of dilutive shares:
Unvested RSAs	—	2,133,649
Unvested RSUs	—	41,153
Diluted number of weighted-average shares outstanding	70,422,306	69,317,261
Net income (loss) per share attributable to common stockholders, diluted	$(0.13)	$0.04

The following securities were not included in the computation of diluted shares because such securities did not have a dilutive effect.

	Three Months Ended March 31,
	2021	2020
Stock options	900,271	908,775
SARs	839,941	—
RSUs	342,310	—
RSAs	1,049,597	—
Total	3,132,119	908,775

Note 17. Subsequent Events

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

Financial Highlights

•

Total revenue for the quarter ended March 31, 2021 was $119.0 million, up $4.1 million, or 3.6%, from $114.9 million for the quarter ended March 31, 2020. Asset-based revenue for the quarter ended March 31, 2021 was $115.8 million, up $10.2 million, or 9.6%, from $105.7 million for the quarter ended March 31, 2020. Spread-based revenue for the quarter ended March 31, 2021 was $2.6 million, down $5.3 million, or 67.2%, from $7.9 million for the quarter ended March 31, 2020.

•	Net loss for the quarter ended March 31, 2021 was $8.9 million, or $(0.13) per share, compared to net income of $2.7 million, or $0.04 per share, for the quarter ended March 31, 2020.
•

Adjusted net income for the quarter ended March 31, 2021 was $22.2 million, compared to $17.7 million for the quarter ended March 31, 2020. For a reconciliation of net income, the most directly comparable GAAP financial measure, to adjusted net income, see the section titled “—Key Operating Metrics—Non-GAAP Financial Metrics—Adjusted Net Income.”

•

Adjusted EBITDA for the quarter ended March 31, 2021 was $34.1 million, compared to $28.4 million for the quarter ended March 31, 2020. For a reconciliation of net income, the most directly comparable GAAP financial measure, to adjusted EBITDA, see the section titled “—Key Operating Metrics—Non-GAAP Financial Metrics—Adjusted EBITDA.”

Asset and Adviser Growth Trends

•	Platform assets were $78.9 billion as of March 31, 2021, up 40.8% from $56.0 billion as of March 31, 2020.
•	We had 2,611 engaged advisers on our platform as of March 31, 2021, up 22.1% from 2,138 as of March 31, 2020.

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

Increase of New Financial Advisers on Our Platform

Within the wealth management industry, the percentage of assets served by independent financial advisers is forecasted to grow from 42% in 2018 to 48% in 2023, based on our internal estimates and Cerulli data on expected industry growth. We seek to capitalize on this trend and attract new financial advisers to our platform by continuing to invest in our technology platform, sales and service standards and curated investment offering. Our annual cohort of new producing advisers grew 36% from 548 new producing advisers in 2014 to 743 in 2020. Our business will depend in part on our ability to continue to attract new advisers to our platform.

Technology Development

We invested $259 million in the development of our technology and our dedicated technology team from January 1, 2015 to March 31, 2021. We intend to continue to invest in our technology platform to address the needs of financial advisers and their investors. Our revenue growth will depend, in part, on our ability to continue to launch new offerings and deliver solutions to financial advisers efficiently. While these investments may delay or reduce our profitability, we believe they will enable us to grow our revenue meaningfully in the long term.

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

Acquisitions

Our success in pursuing and executing strategic transactions may impact our assets and revenue. From 2014 to 2019, we acquired the platform assets of three firms, which collectively added $7.3 billion in assets. In September 2019, we announced our agreement to acquire OBS, which closed on February 29, 2020 and which added approximately $2.1 billion in platform assets. In March 2021, we announced our agreement to acquire Voyant, Inc, a leading global provider of SaaS-based financial planning and client digital engagement solutions. We expect to continue to selectively seek acquisitions that will enhance our scale, operating leverage and capabilities to further deepen our offering to advisers and investors.

COVID-19 Pandemic

Beginning in early 2020, the outbreak of COVID-19 has rapidly evolved into a global pandemic and has adversely impacted global commercial activities. The near-term impacts related to the COVID-19 pandemic have primarily been to our asset-based revenue and spread-based revenue. The impact of declining global equity and bond markets as well as a lower interest rate environment was evident in our financial statements beginning in the second quarter of 2020, during which we incurred expenses related to the transition to an entirely remote workforce arrangement and increased expenditures for asset-based investment trading activities. The impact of COVID-19 has not affected and is not expected to affect our capabilities to conduct business with our financial advisers. Management expects that the pandemic will adversely affect our operations and operating results in the first quarter of 2021 and subsequent periods, although, given the uncertainty around the duration and extent of the COVID-19 pandemic, management cannot at this time quantify with any level of specificity the impact on our results of operations, financial condition or liquidity. We have continued to generate positive operating cash flows, have adequate cash on hand, and maintain access to our existing line of credit to meet our short-term liquidity needs. We have experienced neither material impairments of our assets nor a significant change in the fair value of our assets and liabilities due to the COVID-19 pandemic. We continue to monitor the developments relating to COVID-19 and are coordinating our operational response based on existing business continuity plans and guidance from global health organizations, relevant governments and general pandemic response best practices.

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

Key metrics for the three months ended March 31, 2021 and 2020 include the following:

	Three Months Ended March 31,
	2021	2020
Operational metrics:
Platform assets (at period-beginning) (millions of dollars)	$74,520	$61,608
Net flows (millions of dollars)	1,927	1,834
Market impact net of fees (millions of dollars)	2,433	(9,477)
Acquisition impact (millions of dollars)	—	2,060
Platform assets (at period-end) (millions of dollars)	$78,880	$56,025
Net flows lift (% of beginning-of-year platform assets)	2.6%	3.0%
Advisers (at period-end)	8,477	8,477
Engaged advisers (at period-end)	2,611	2,138
Assets from engaged advisers (at period-end) (millions of dollars)	$71,635	$48,793
Households (at period-end)	190,915	176,681
New producing advisers	194	217
Production lift from existing advisers (annualized %)	21.8%	23.3%
Assets in custody at ATC (at period-end) (millions of dollars)	$57,778	$38,770
ATC client cash (at period-end) (millions of dollars)	$2,497	$2,991
Financial metrics:
Total revenue (millions of dollars)	$119	$115
Net income (loss) (millions of dollars)	$(8.9)	$2.7
Net income (loss) margin (%)	(7.5)%	2.4%
Capital expenditure (millions of dollars)	$8.2	$6.5
Non-GAAP financial metrics:
Adjusted EBITDA (millions of dollars)	$34.1	$28.4
Adjusted EBITDA margin (%)	28.6%	24.7%
Adjusted net income (millions of dollars)	$22.2	$17.7

Platform Assets

We believe that the amount of assets on our platform is an important indicator of the strength and growth of our business, our increased customer footprint and the market acceptance of our platform. We define platform assets as all assets on the AssetMark platform, whether these are assets for which we provide advisory services, referred to as regulatory assets under management (“AUM”), or non-advisory assets under administration, assets held in cash accounts or otherwise not managed (collectively, “Other Assets”). There is generally no material economic difference to our financial results whether assets are considered AUM or Other Assets. We view our platform assets as reflective of our revenue growth and potential for future growth. Year over year platform assets were significantly positively impacted by the market recovery following the initial market decline during the COVID-19 pandemic in March of 2020, as well as from additional market growth and the addition of new platform assets between Q1 2020 and Q1 2021. We had platform assets of $78,880 million and $56,025 million as of March 31, 2021 and 2020, respectively. Our regulatory AUM totaled $50,096 million and $33,748 million as of March 31, 2021 and 2020, respectively. We intend to continue growing our platform assets with enhancements to our technology, services and investment solutions. We expect the growth in our platform assets will remain a significant indicator of our business momentum and results of operations as existing advisers and new advisers realize the benefits of our platform. Our platform assets in any period may continue to fluctuate as a result of several factors, including our adviser satisfaction with the functionality, features, performance or pricing of our offering, overall fluctuations in the securities markets and other factors, a number of which are beyond our control.

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

ATC Client Cash (at Period-End)

In general, all accounts with ATC are required to have cash at a minimum level ranging from of 1.5% to 5% of invested assets. In addition to this minimum amount, strategists and advisers have the discretion to hold additional invested assets in cash. We refer to the aggregate amount of cash held at ATC as ATC client cash. As of March 31, 2021 and 2020, ATC client cash accounted for 4.3% and 8%, respectively, of the total assets in custody at ATC. As of March 31, 2021 and 2020, 100% and 100%, respectively, of the ATC client cash was placed with the ATC-insured cash deposit program and was the primary source of spread-based revenue for our business.

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

Set forth below is a reconciliation from net income and net income margin, the most directly comparable GAAP financial measures, to adjusted EBITDA and adjusted EBITDA margin for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,		Three Months Ended March 31,
(in thousands except for percentages)	2021	2020	2021	2020
Net income (loss)	$(8,916)	$2,736	(7.5)%	2.4%
Provision for (benefit from) income taxes	(8,126)	(929)	(6.8)%	(0.8)%
Interest income (loss)	(25)	(482)	(—)%	(0.4)%
Interest expense	771	1,627	0.6%	1.4%
Amortization/depreciation	9,471	8,409	8.0%	7.3%
EBITDA	(6,825)	11,361	(5.7)%	9.9%
Share-based compensation(1)	33,428	13,188	28.0%	11.5%
Reorganization and integration costs(2)	4,496	103	3.8%	0.1%
Acquisition expenses(3)	2,817	3,577	2.3%	3.1%
Business continuity plan(4)	72	96	0.1%	0.1%
Office closures(5)	121	—	0.1%	—
Other expenses	(15)	50	(—)%	—
Adjusted EBITDA	$34,094	$28,375	28.6%	24.7%

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

(2)

“Reorganization and integration costs” includes costs related to the departure of our former chief executive officer (“CEO”), our functional reorganization within our Operations, Technology and Retirement functions as well as duplicate costs related to the outsourcing of back-office operations functions. While we have incurred such expenses in all periods measured, these expenses serve varied reorganization and integration initiatives, each of which is non-recurring. We do not consider these expenses to be part of our core operations.

(3)	“Acquisition expenses” includes employee severance, transition and retention expenses, duplicative general and administrative expenses and other professional fees related to acquisitions.
(4)

“Business continuity plan” includes incremental compensation and other costs that are directly related to operations while transitioning to a remote workforce and other costs due to the COVID-19 pandemic.

(5)	“Office closures” represents one-time expenses related to closing facilities.

Set forth below is a summary of the adjustments involved in the reconciliation from net income and net income margin, the most directly comparable GAAP financial measures, to adjusted EBITDA and adjusted EBITDA margin for the three months ended March 31, 2021 and 2020, broken out by compensation and non-compensation expenses.

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
(in thousands)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Share-based compensation(1)	$33,428	$—	$33,428	$13,188	$—	$13,188
Reorganization and integration costs(2)	2,207	2,289	4,496	105	(2)	103
Acquisition expenses(3)	716	2,101	2,817	1,132	2,445	3,577
Business continuity plan(4)	—	72	72	96	—	96
Office closures(5)	—	121	121	—	—	—
Other expenses	—	(15)	(15)	—	50	50
Total adjustments to adjusted EBITDA	$36,351	$4,568	$40,919	$14,521	$2,493	$17,014

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
(in percentages)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Share-based compensation(1)	28.0%	—	28.0%	11.5%	—	11.5%
Reorganization and integration costs(2)	1.9%	1.9%	3.8%	0.1%	—	0.1%
Acquisition expenses(3)	0.6%	1.7%	2.3%	1.0%	2.1%	3.1%
Business continuity plan(4)	—	0.1%	0.1%	0.1%	—	0.1%
Office closures(5)	—	0.1%	0.1%	—	—	—
Other expenses	—	—	—	—	—	—
Total adjustments to adjusted EBITDA margin %	30.5%	3.8%	34.3%	12.7%	2.1%	14.8%

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

(2)

“Reorganization and integration costs” includes costs related to the departure of our former chief executive officer, our functional reorganization within our Operations, Technology and Retirement functions as well as duplicate costs related to the outsourcing of back-office operations functions. While we have incurred such expenses in all periods measured, these expenses serve varied reorganization and integration initiatives, each of which is non-recurring. We do not consider these expenses to be part of our core operations.

(3)	“Acquisition expenses” includes employee severance, transition and retention expenses, duplicative general and administrative expenses and other professional fees related to acquisitions.
(4)

“Business continuity plan” includes incremental compensation and other costs that are directly related to operations while transitioning to a remote workforce and other costs due to the COVID-19 pandemic.

(5)	“Office closures” represents one-time expenses related to closing facilities.

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

Set forth below is a reconciliation from net income, the most directly comparable GAAP financial measure, to adjusted net income for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
(in thousands)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Net income (loss)			$(8,916)			$2,736
Acquisition-related amortization(1)	$—	$5,108	5,108	$—	$5,108	5,108
Expense adjustments(2)	2,922	4,568	7,490	1,332	2,493	3,825
Share-based compensation	33,428	—	33,428	13,188	—	13,188
Tax effect of adjustments(3)	(687)	(14,250)	(14,937)	(346)	(6,804)	(7,150)
Adjusted net income	$35,663	$(4,574)	$22,173	$14,174	$797	$17,707

(1)	Relates to intangible assets established in connection with HTSC’s acquisition of our Company in 2016.
(2)	Consists of the adjustments to EBITDA listed in the adjusted EBITDA reconciliation table above other than share-based compensation.
(3)	Reflects the tax impact of expense adjustments and acquisition-related amortization.

Components of Results of Operations

Revenue

Asset-Based Revenue

A majority of our revenue is derived from the fees we charge as a percentage of platform assets. We record this revenue as asset-based revenue. Our asset-based revenue varies based on the types of investment solutions and services that financial advisers utilize for their clients. Asset-based revenue accounted for approximately 97.3% and 92.0% of our total revenue for the three months ended March 31, 2021 and 2020, respectively. Asset-based revenue increased in the first quarter of 2021 due to higher assets under management as a result of the continued market recovery from the COVID-19 pandemic.

Spread-Based Revenue

Our spread-based revenue consists of the fees we earn on cash custodied at ATC, one of our wholly owned subsidiaries and one of several custodians offered on our platform. ATC’s program utilizes third-party banks to place and hold client cash and is paid interest-rate-sensitive fees calculated by reference to such deposits. Spread-based revenue decreased in the first quarter of 2021 as a result of the continued decline in interest rates in the U.S.

Other Revenue

Other revenue consists primarily of interest earned on operating cash held by us. Other one-time income items are reported under “Other Revenue,” as discussed elsewhere in this section. We expect other revenue to decrease in future periods as a result of the recent significant decline in interest rates in the U.S.

Operating Expenses

Asset-Based Expenses

Asset-based expenses primarily relate to costs incurred directly from the generation of asset-based revenue, including strategist, investment manager and sub-advisory fees, custody fees paid to our third-party custodian partners, payments to our broker-dealer partners and business development allowance payments for our premier advisers. These expenses are typically calculated based upon a percentage of the market value of assets held in customer accounts measured as of the end of each fiscal quarter. Asset-based expenses increased in the first quarter of 2021 due to higher assets under management as a result of continued market recovery from the COVID-19 pandemic.

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

Interest Expense

Interest expense reflects the interest paid on our Term Loan and New Revolving Credit Facility, which may fluctuate over time.

Other Expense

Other expense represents the expense associated with our deferred compensation plan, along with the gains and losses from the related investments.

Results of Operations

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

The following discussion presents an analysis of our results of operations for the three months ended March 31, 2021 and 2020. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items.

	Three months ended March 31,
(in thousands)	2021	2020	$ Change	% Change
Revenue:
Asset-based revenue	$115,813	$105,650	$10,163	9.6
Spread-based revenue	2,606	7,951	(5,345)	(67.2)
Other revenue	587	1,289	(702)	(54.5)
Total revenue	119,006	114,890	4,116	3.6
Operating expenses:
Asset-based expenses	36,094	35,015	1,079	3.1
Spread-based expenses	676	1,289	(613)	(47.6)
Employee compensation	67,302	43,497	23,805	54.7
General and operating expenses	17,489	19,365	(1,876)	(9.7)
Professional fees	4,260	3,831	429	11.2
Depreciation and amortization	9,471	8,409	1,062	12.6
Total operating expenses	135,292	111,406	23,886	21.4
Interest expense	771	1,627	(856)	(52.6)
Other expense, net	(15)	50	(65)	(130.0)
Income (loss) before income taxes	(17,042)	1,807	(18,849)	(1,043.1)
Provision for (benefit from) income taxes	(8,126)	(929)	(7,197)	774.7
Net comprehensive income (loss)	$(8,916)	$2,736	$(11,652)	(425.9)

Asset-Based Revenue

Asset-based revenue increased by $10.2 million, or 9.6%, from $105.7 million in the three months ended March 31, 2020 to $115.8 million in the three months ended March 31, 2021. This increase was primarily related to increased platform fees and advisory fees of $12.4 million associated with growth in platform assets partially offset by lower custodial revenue of $2.1 million primarily associated with our conversion of third-party mutual fund strategies from retail to institutional shares in the second quarter of 2020.

Spread-Based Revenue

Spread-based revenue decreased by $5.3 million, or 67.2%, from $7.9 million in the three months ended March 31, 2020 to $2.6 million in the three months ended March 31, 2021. This decrease was due to lower interest rates that were introduced in March 2020.

Other Revenue

Other revenue decreased by $0.7 million, or 54.5%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This decrease primarily related to lower interest income attributed to lower interest rates for the quarter ended March 31, 2021.

Asset-Based Expenses

Asset-based expenses increased by $1.1 million, or 3.1%, from $35.0 million in the three months ended March 31, 2020 to $36.1 million in the three months ended March 31, 2021. The increase in asset-based expenses was primarily driven by increased platform assets from the prior year.

Spread-Based Expenses

Spread-based expenses decreased by $0.6 million, or 47.6%, from $1.3 million in the three months ended March 31, 2020 to $0.7 million in the three months ended March 31, 2021. This decrease was primarily due to lower interest-credited payments to clients as a result of the lower overall interest rate environment and its impact on cash invested through ATC’s insured cash deposit program.

Employee Compensation

Employee compensation increased by $23.8 million, or 54.7%, from $43.5 million in the three months ended March 31, 2020 to $67.3 million in the three months ended March 31, 2021. This increase was primarily driven by a $20.2 million increase in share-based compensation in connection with the departure of our former chief executive officer and accelerated restricted stock awards expense in the first quarter 2021.

The remaining increase in employee compensation was driven by $2.1 million of increased reorganization and integration costs primarily attributed to severance benefits related to the departure of our former CEO, as well as a $1.9 million increase in salaries and benefits attributable to the ongoing growth of our Company. This increase was partially offset by a decrease in acquisition-related expenses of $0.4 million, primarily related to the GFPC acquisition.

General and Operating Expenses

General and operating expenses decreased by $1.9 million, or 9.7%, from $19.4 million in the three months ended March 31, 2020 to $17.5 million in the three months ended March 31, 2021. This decrease was primarily due to a $5.3 million decrease in travel and event costs and $0.2 million in lower acquisition-related costs. The decrease was partially offset by $2.0 million in higher reorganization and integration costs, $0.8 million in additional software and subscriptions costs, $0.6 million in increased trading costs associated with higher trading volumes and $0.2 million in higher legal costs.

Professional Fees

Professional fees increased by $0.4 million, or 11.2%, from $3.8 million in the three months ended March 31, 2020 to $4.2 million in the three months ended March 31, 2021. This increase was driven in part by $0.2 million in higher reorganization costs. The remaining increase was driven by higher outsourcing and consulting costs.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by $1.1 million, or 12.6%, from $8.4 million in the three months ended March 31, 2020 to $9.5 million in the three months ended March 31, 2021. The increase was related to incremental assets placed in service during 2020 and 2021. When HTSC acquired us on October 31, 2016, all intangible assets were adjusted to fair value, and those assets with definite lives commenced amortization schedules ranging from 5- to 20-years. Because fewer than five years have elapsed since the acquisition in late 2016, we experienced minimal fully amortized asset run-off in 2018, 2019, 2020 and 2021 with which to offset the incremental assets recently placed in service.

Interest Expense

Interest expense decreased by $0.9 million, or 52.6%, from $1.6 million in the three months ended March 31, 2020 to $0.8 million in the three months ended March 31, 2021. This decrease can primarily be attributed to our lower debt balance during the first quarter of 2020. On December 30, 2020, we entered into the New Credit Agreement with Bank of Montreal and drew down $75 million, which we used to pay off part of our $121.5 million outstanding balance under the Term loan. We paid the remainder of the outstanding balance under the Term Loan using cash on hand.

Other Expense, net

Other expenses, net, decreased by $65,000 from $50,000 in the three months ended March 31, 2020 to $(15,000) in the three months ended March 31, 2021. This decrease was primarily due to an unrealized loss on investments held from our rabbit trust as a result of recent market declines.

Provision for (Benefit from) Income Taxes

Benefit from income taxes increased by $7.2 million, or 774.7%, from $0.9 million in the three months ended March 31, 2020 to $8.1 million in the three months ended March 31, 2021. This increase was primarily a result of the income tax effects of our increased share-based compensation relative to our income (loss) before income taxes.

Net Comprehensive Income (Loss)

Net comprehensive income decreased by $11.7 million, or 425.9%, from net income of $2.7 million in the three months ended March 31, 2020 to a net loss of $8.9 million in the three months ended March 31, 2021. This decrease was primarily due to an increase of $20.2 million in share-based compensation in connection with the departure of our former chief executive officer and acceleration of restricted stock awards, along with a $2.1 million increase in related reorganization & integration costs attributed to severance benefits. The Company incurred an additional $1.9 million in increase in salaries and benefits attributable to the ongoing growth of the Company. The increase was partially offset by increased revenue of approximately $4.1 million in connection with platform growth, a $7.2 million increase in benefit from income taxes, and a $0.9 million decrease in interest expense.

Liquidity and Capital Resources

Liquidity

Since 2016, our operations have been financed primarily through cash flows from operations. In November of 2018, we also established a credit facility consisting of a $250.0 million term loan and a $20.0 million revolving credit facility with Credit Suisse AG, Cayman Islands Branch (“Credit Suisse”). In December of 2020, we entered into a $250.0 million New Revolving Credit Facility (defined below) with Bank of Montreal and repaid the Credit Facility established in 2018. As of March 31, 2021, we had cash and cash equivalents of $75.8 million, and restricted cash of $11.0 million. Over the next twelve months, we expect that our cash and liquidity needs will continue to be met by cash generated by our ongoing operations as well as our New Revolving Credit Facility. To the extent that existing cash, cash from operations and our New Revolving Credit Facility are not sufficient to fund our future operations, we may need to raise additional funds through public or private equity or additional debt financing. In addition, we may opportunistically seek to raise additional capital to fund our continued growth. To the extent that we are unsuccessful in additional debt or equity financings, our plans for continued growth may be curtailed.

Credit Facility

In November 2018, we entered into a credit agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent (collectively, the “Agent”), and the lenders party thereto (the “Credit Agreement”), which we amended on June 28, 2019. The Credit Agreement consisted of a $250.0 million term loan (the “Term Loan”) and a $20.0 million revolving credit facility (the “Revolver,” and together with the Term Loan, collectively, the “Credit Facility”). Our obligations under the Credit Facility were guaranteed by certain of our subsidiaries and were secured by substantially all of our assets, and all of the assets of certain of our subsidiaries, subject to certain exceptions. We used the net proceeds to us from the IPO, together with cash on hand, to repay approximately $125 million of our indebtedness under the Term Loan on July 26, 2019. The Credit Facility was repaid in full on December 30, 2020.

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

The New Credit Agreement contains customary affirmative and negative covenants, including reporting requirements and restrictions, subject to various exceptions, on the incurrence of additional indebtedness, the creation of liens, the making of acquisitions and investments, the disposal of assets and the making of restricted payments. Additionally, the New Credit Agreement includes financial covenants, which provide that (i) beginning December 31, 2020, as of the last day of a fiscal quarter, the Total Leverage Ratio shall not exceed 3.5 to 1.0 and (ii) beginning December 31, 2020, as of the last day of a fiscal quarter, the interest coverage ratio shall not be less than 4.0 to 1.0. As of March 31, 2021, we were in compliance with all applicable covenants. The New Credit Agreement also contains customary events of default, which could result in acceleration of amounts due under the New Revolving Credit Facility. Such events of default include, subject to the grace periods specified therein, our failure to pay principal or interest when due, our failure to satisfy or comply with covenants, a change of control, the imposition of certain judgments and the invalidation of liens we have granted.

Cash Flows

The following table presents information regarding our cash flows, cash, cash equivalents and restricted cash for the periods indicated:

	Three months ended March 31,
(in thousands)	2021	2020
Cash flow from operating activities	$14,657	$9,249
Cash flow used in investing activities	(9,445)	(25,929)
Cash flow from (used in) financing activities	—	—
Net change in cash, cash equivalents and restricted cash	5,212	(16,680)
Cash, cash equivalents and restricted cash at beginning of period	81,619	105,341
Cash, cash equivalents and restricted cash at end of period	$86,831	$88,661

Cash Flows from Operating Activities

Cash flows from operating activities increased by $5.4 million in the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to an increase in share-based compensation expense of $20.2 million, an increase in depreciation and amortization of $1.1 million, an increase in fees and other receivables of $1.1 million, and an increase in payables of $1.9 million, offset by a decrease of $6.7 million in income tax receivables and a decrease in net income of approximately $11.7 million.

Cash Used in Investing Activities

Cash used in investing activities decreased by $16.5 million in the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to the $18.4 million purchase price for the OBS acquisition paid in the three months ended March 31, 2020, partially offset by a $1.9 million increase in capital expenditures in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

Contractual Obligations

There have been no material changes to our contractual obligations and commitments as of March 31, 2021 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

As of December 31, 2020 and March 31, 2021, we had no off-balance sheet arrangements.

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

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with GAAP. The preparation of consolidated financial statements in accordance with GAAP requires certain estimates, assumptions and judgments to be made that may affect our consolidated financial statements. Accounting policies that have significant impact on our results are described in our Annual Report on Form 10-K for the year ended December 31, 2020 and in Note 2 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The accounting policies discussed therein are those that we consider to be the most critical. We consider an accounting policy to be critical if the policy is subject to a material level of judgment and if changes in those judgments are reasonably likely to materially impact our results.

Recently Issued Accounting Pronouncements

See Note 2 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Our exposure to market risk is directly related to revenue from fees earned based upon a percentage of assets on our platform. In the three months ended March 31, 2021, 97% of our total revenue, was based on the market value of assets on our platform and were recurring in nature. We expect this percentage to vary over time. A 1% decrease in the aggregate value of assets on the platform at the beginning of the period for the three months ended March 31, 2021, would have caused our total revenue to decline by 1%, and would have caused our pre-tax income to decline by 8%, or $0.8 million, assuming we did not initiate additional expense measures in response to a market decline.

Interest Rate Risk

Changes in interest rates will impact our spread-based revenue. As of March 31, 2021, client cash assets participating in the insured cash deposit program at ATC totaled $2.5 billion. A change in short-term interest rates of 100 basis points at the beginning of the period for the three months ended March 31, 2021 would result in an increase or decrease in income before income taxes of approximately $26 million on an annual basis (based on total client cash assets at December 31, 2020) and subject to any changes to interest credited to the end-investor). Actual impacts may vary depending on interest rate levels and the significance of change.

Additionally, changes to interest rates will impact the cost of our borrowing under the New Revolving Credit Facility, which bears interest, at our option, at either (i) LIBOR plus a margin based on our Total Leverage Ratio (as defined in the New Credit Agreement) or (ii) the Base Rate (as defined in the New Credit Agreement) plus a margin based on our Total Leverage Ratio. The margin will range between 1.00% and 2.625% for base rate loans and between 2.00% and 3.625% for LIBOR loans. We will pay a commitment fee based on the average daily unused portion of the commitments under the New Revolving Credit Facility, a letter of credit fee equal to the margin then in effect with respect to the LIBOR loans under the New Revolving Credit Facility, a fronting fee and any customary documentary and processing charges for any letter of credit issued under the New Credit Agreement. If LIBOR-based interest rates increased by 100 basis points, our interest expense on an annualized basis would increase by approximately $0.8 million based on amounts drawn down under the New Revolving Credit Facility as of March 31, 2021.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective, at the reasonable assurance level.

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

Asset-based revenue makes up a significant portion of our revenue, representing 97% and 92% of our total revenue for the three months ended March 31, 2021 and 2020, respectively. In addition, given our fee-based model, we expect that asset-based revenue will continue to account for a significant percentage of our total revenue in the future. Spread-based revenue accounted for 2% and 7% of our total revenue for the three months ended March 31, 2021 and 2020, respectively. Significant fluctuations in securities prices, as well as recent and potential decreases in interest rates, have and will continue to materially affect the value of the assets managed by our clients and have and will likely continue to cause a decrease in our spread-based revenue. In particular, our spread-based revenue is directly correlated with changes in interest rates; in the first quarter of 2021, interest rates in the U.S. remained near zero after declining in the first quarter of 2020, and our spread-based revenue has similarly declined significantly. Changes in interest rates may also influence financial adviser and investor decisions regarding whether to invest in, or maintain an investment in, one or more of our investment solutions. If such fluctuations in securities prices or decreases in interest rates were to lead to decreased investment in the securities markets, our revenue and earnings derived from asset-based and spread-based revenue could be simultaneously materially adversely affected.

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

We have in the past, and may in the future, choose to grow our business in part through acquisitions, which could pose a number of risks to our operations. We may not be able to complete acquisitions, or integrate the operations, products, technologies or personnel gained through any such acquisition, such as our recent acquisitions of GFPC, OBS, and Voyant Inc., without a material adverse effect on our results of operations, financial condition or business. Assimilating the acquired businesses may divert significant management attention and financial resources from our other operations and could disrupt our ongoing business. We may have difficulty integrating the acquired operations, products, technologies or personnel, and may incur substantial unanticipated integration costs. Financing an acquisition could result in dilution from issuing equity securities or a weaker balance sheet from using cash or incurring debt. Any debt securities that we issue or credit agreements into which we enter to finance an acquisition may contain covenants that would restrict our operations, impair our ability to pay dividends or limit our ability to take advantage of other strategic opportunities. Further, we may fail to realize the potential cost savings or other financial benefits of the acquisition. In addition, acquisitions, including our recent acquisitions of GFPC, OBS, and Voyant Inc., may result in the loss of key employees or customers, particularly those of the acquired operations. Acquisitions, including our recent acquisitions of GFPC, OBS, and Voyant Inc., could further adversely affect our existing business relationships with third parties and/or cause us to incur regulatory, legal or other liabilities from the acquired businesses, including claims for infringement of intellectual property rights, for which we may not be indemnified in full or at all.

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

Further, due to the COVID-19 pandemic, we have temporarily transitioned to a fully remote workforce. While we are continually reviewing state, local and federal rules and guidance regarding workplace health and safety and have employed measures to comply with the same, such rules, guidance and measures may be insufficient, may not be followed, and unanticipated risks may occur that could pose a threat to our business.

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

As of March 31, 2021, we had total indebtedness of $75 million. Our ability to make scheduled payments on or to refinance our indebtedness depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flow from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay acquisitions and capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis could harm our ability to incur additional indebtedness. In the absence of sufficient cash flows and capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our New Revolving Credit Facility (as defined in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”) currently restricts our ability to dispose of assets and our use of the proceeds from such disposition. We may not be able to consummate those dispositions, and the proceeds of any such disposition may not be adequate to meet any debt service obligations then due. Any of these circumstances could adversely affect our results of operations, financial condition or business.

Restrictions in our existing and future debt agreements could limit our growth and our ability to engage in certain activities.

Our New Revolving Credit Facility contains a number of covenants that impose operating and financial restrictions on us, including restrictions on our ability to incur additional indebtedness, create liens, make acquisitions, dispose of assets and make restricted payments, among others. In addition, our New Revolving Credit Facility may require us to maintain certain financial ratios. These restrictions may also limit our ability to obtain future financings, to withstand a future downturn in our business or the economy in general, or to otherwise conduct necessary corporate activities. We may also be prevented from taking advantage of acquisitions or other business opportunities that arise because of the limitations that the restrictive covenants under our New Revolving Credit Facility impose on us. A breach of any covenant in our New Revolving Credit Facility would result in a default under the applicable agreement after any applicable grace periods. A default, if not waived, could result in acceleration of the indebtedness outstanding under the New Revolving Credit Facility and our inability to borrow thereunder. The accelerated indebtedness would become immediately due and payable. If that occurs, we may not be able to make all of the required payments or borrow on short notice sufficient funds to refinance such indebtedness. Even if new financing were available at that time, it may not be on terms that are acceptable to us.

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

As required by the Advisers Act, the investment advisory agreements entered into by our investment adviser subsidiaries provide that an “assignment” of the agreement may not be made without the client’s consent. Under the 1940 Act, advisory agreements with registered funds provide that they terminate automatically upon “assignment” and the board of directors and the shareholders of the registered funds must approve a new agreement for advisory services to continue. Under both the Advisers Act and the 1940 Act, a change of ownership may constitute such an “assignment” if it is a change of control. For example, under certain circumstances, an assignment may be deemed to occur if a controlling block of voting securities is transferred, if any party acquires control, or, in certain circumstances, if a controlling party gives up control. Under the 1940 Act, a 25% voting interest is presumed to constitute control. HTSC, through its indirect subsidiary Huatai International Investment Holdings Limited (“HIIHL”), held a 70.2% voting interest in us as of March 31, 2021. An assignment or a change of control could be deemed to occur in the future if we, or one of our investment adviser subsidiaries, were to gain or lose a controlling person, or in other situations that may depend significantly on the facts and circumstances. In any such case we would seek to obtain the consent of our advisory clients, including any funds, to the assignment. Further, our U.S. broker-dealer subsidiary, AMB, is a member of FINRA and subject to FINRA rules, which could impede or delay a change of control. FINRA Rule 1017 generally provides that FINRA approval must be obtained in connection with any transaction resulting in a single person or entity acquiring or controlling, directly or indirectly, 25% or more of a FINRA member firm’s or its parent company’s equity. If we fail to obtain such consents or approval, our results of operations, financial condition or business could be adversely affected.

Risks Related to Ownership of Our Common Stock

Control by our principal stockholder could adversely affect our other stockholders.

HTSC, through its indirect subsidiary HIIHL, owned approximately 70.2% of our outstanding shares of common stock as of March 31, 2021, and controls our management and affairs, including determining the outcome of matters requiring stockholder approval. So long as HTSC continues to own a significant amount of the outstanding shares of our common stock, even if such amount is less than a majority, HTSC will continue to be able to strongly influence or effectively control our decisions, including matters requiring approval by our stockholders (including the election of directors and the approval of mergers or other extraordinary transactions), regardless of whether or not other stockholders believe that the transaction is in their own best interests. Such concentration of voting power could also have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

The market price of our common stock may be highly volatile and may fluctuate or decline substantially as a result of a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. In addition, the limited public float of our common stock tends to increase the volatility of its trading price, in particular during times of high volatility in the broader stock market. Factors that could cause fluctuations in the market price of our common stock include the following:

•	market conditions in the broader stock market in general, or in our industry in particular;
•	actual or anticipated fluctuations in our quarterly financial and operating results;
•	introduction of new products and services by us or our competitors;
•	issuance of new or changed securities analysts’ reports or recommendations;
•	sales of large blocks of our stock by our employees or controlling stockholder or the perception that our employees or controlling stockholder will sell our stock;
•	additions or departures of key personnel;
•	regulatory developments, litigation and governmental investigations; and
•	economic, political and geopolitical conditions or events, including public health concerns or epidemics such as the COVID-19 pandemic.

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

Specifically, HIIHL, the holder of 50,879,799 shares of our common stock, has the right, subject to certain exceptions and conditions, to require us to register its shares of common stock under the Securities Act and to participate in future registrations of securities by us. Registration of any of these outstanding shares of common stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the applicable registration statement. In addition, the shares of our common stock already issued to employees or reserved for future issuance under our 2019 Equity Incentive Plan will become eligible for sale in the public market once such shares are issued, subject to various vesting arrangements and Rule 144, as applicable. A total of 4,887,691 shares of common stock have been reserved for issuance under our 2019 Equity Incentive Plan.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company	S-1/A	333-232312	3.1	July 8, 2019
3.2	Amended and Restated Bylaws of the Company	8-K	001-38980	3.1	July 22, 2019
4.1	Registration Rights Agreement by and between the Company and Huatai International Investment Holdings Limited, dated as of July 17, 2019	S-1	333-232312	4.2	June 24, 2019
10.1	Separation Agreement dated March 5, 2021 by and between AssetMark Financial Holdings, Inc. and Charles Goldman	8-K	001-38980	10.1	March 10, 2021
21.1	Subsidiaries of the Company					X
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

X
32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*

The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates them by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in Concord, California, on the day of May 7, 2021.

ASSETMARK FINANCIAL HOLDINGS, INC.

By:	/s/ Natalie Wolfsen
Natalie Wolfsen
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gary Zyla
Gary Zyla
Chief Financial Officer
(Principal Financial Officer)