Form 10-Q
period 2021-06-30
AssetMark Financial Holdings, Inc.
filed 2021-08-06
CIK 1591587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 31, 2021, the number of shares of the registrant’s common stock outstanding was 73,546,060.

ASSETMARK FINANCIAL HOLDINGS, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “would,” “could”, “should,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology that conveys uncertainty of future events or outcomes. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance and financial results, our anticipated growth strategies and anticipated trends in our business, our expectations regarding our industry outlook, market position, liquidity and capital resources, addressable market, investments in new products, services and capabilities, our ability to execute on strategic transactions, our ability to comply with existing, modified and new laws and regulations applying to our business, and the impacts of the COVID-19 pandemic on our operations, demand from our customers and end investors and our operating results. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed in section titled “Risk Factors.” Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. We are under no duty to update any of these forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our prior statements to actual results or revised expectations, except as required by law. In addition, “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements as predictions of future events.

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

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

AssetMark Financial Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands except share data and par value)

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$179,756	$70,619
Restricted cash	11,000	11,000
Investments, at fair value	13,496	10,577
Fees and other receivables, net	7,745	8,891
Income tax receivable, net	12,979	8,596
Prepaid expenses and other current assets	12,926	13,637
Total current assets	237,902	123,320
Property, plant and equipment, net	7,793	7,388
Capitalized software, net	70,667	68,835
Other intangible assets, net	652,835	655,736
Operating lease right-of-use assets	23,648	27,496
Goodwill	338,848	338,848
Other assets	2,199	1,965
Total assets	$1,333,892	$1,223,588
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,007	$2,199
Accrued liabilities and other current liabilities	39,423	43,694
Total current liabilities	40,430	45,893
Long-term debt, net	150,000	75,000
Other long-term liabilities	17,763	16,302
Long-term portion of operating lease liabilities	29,725	31,820
Deferred income tax liabilities, net	149,726	149,500
Total long-term liabilities	347,214	272,622
Total liabilities	387,644	318,515
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.001 par value (675,000,000 shares authorized and 72,540,664 and 72,459,255 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively)	73	72
Additional paid-in capital	890,534	850,430
Retained earnings	55,641	54,571
Total stockholders’ equity	946,248	905,073
Total liabilities and stockholders’ equity	$1,333,892	$1,223,588

The accompanying notes are an integral part of the condensed consolidated financial statements.

AssetMark Financial Holdings, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Asset-based revenue	$124,690	$94,712	$240,503	$200,362
Spread-based revenue	2,672	3,549	5,278	11,500
Other revenue	680	870	1,267	2,159
Total revenue	128,042	99,131	247,048	214,021
Operating expenses:
Asset-based expenses	35,818	30,084	71,912	65,099
Spread-based expenses	868	433	1,544	1,722
Employee compensation	39,447	45,364	106,749	88,861
General and operating expenses	16,316	13,383	33,805	32,748
Professional fees	5,018	3,160	9,278	6,991
Depreciation and amortization	9,730	8,747	19,201	17,156
Total operating expenses	107,197	101,171	242,489	212,577
Interest expense	774	1,474	1,545	3,101
Other expense, net	(22)	(39)	(37)	11
Income (loss) before income taxes	20,093	(3,475)	3,051	(1,668)
Provision for income taxes	10,107	5,805	1,981	4,876
Net income (loss)	9,986	(9,280)	1,070	(6,544)
Net comprehensive income (loss)	$9,986	$(9,280)	$1,070	$(6,544)
Net income (loss) per share attributable to common stockholders:
Basic	$0.14	$(0.14)	$0.02	$(0.10)
Diluted	0.14	(0.14)	0.02	(0.10)
Weighted average number of common shares outstanding, basic	71,922,179	67,208,746	71,176,386	67,175,603
Weighted average number of common shares outstanding, diluted	72,155,068	67,208,746	71,231,337	67,175,603

The accompanying notes are an integral part of the condensed consolidated financial statements.

AssetMark Financial Holdings, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands except share data)

For the three months ended June 30, 2021 and 2020

	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	earnings	income	equity
Balance at March 31, 2020	72,390,080	$72	$809,594	$65,119	$—	$874,785
Net loss	—	—	—	(9,280)	—	(9,280)
Share-based employee compensation	—	—	13,934	—	—	13,934
Balance at June 30, 2020	72,390,080	$72	$823,528	$55,839	$—	$879,439

Balance at March 31, 2021	72,459,255	$72	$883,858	$45,655	$—	$929,585
Net income	—	—	—	9,986	—	9,986
Issuance of common stock - vesting of restricted stock units	81,409	1	—	—	—	1
Share-based employee compensation	—	—	6,676	—	—	6,676
Balance at June 30, 2021	72,540,664	$73	$890,534	$55,641	$—	$946,248

For the six months ended June 30, 2021 and 2020

	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	earnings	income	equity
Balance at December 31, 2019	72,390,080	$72	$796,406	$62,383	$—	$858,861
Net loss	—	—	—	(6,544)	—	(6,544)
Share-based employee compensation	—	—	27,122	—	—	27,122
Balance at June 30, 2020	72,390,080	$72	$823,528	$55,839	$—	$879,439

Balance at December 31, 2020	72,459,255	$72	$850,430	$54,571	$—	$905,073
Net income	—	—	—	1,070	—	1,070
Issuance of common stock - vesting of restricted stock units	81,409	1	—	—	—	1
Share-based employee compensation	—	—	40,104	—	—	40,104
Balance at June 30, 2021	72,540,664	$73	$890,534	$55,641	$—	$946,248

The accompanying notes are an integral part of the condensed consolidated financial statements.

AssetMark Financial Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,070	$(6,544)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,201	17,156
Interest	370	158
Deferred income taxes	226	593
Share-based compensation	40,104	27,122
Changes in certain assets and liabilities:
Fees and other receivables, net	47	1,333
Receivables from related party	(43)	—
Prepaid expenses and other current assets	1,913	2,550
Accounts payable, accrued liabilities and other current liabilities	(5,220)	(15,072)
Income tax receivable, net	(4,383)	2,208
Net cash provided by operating activities	53,285	29,504
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of WBI OBS Financial, LLC, net of cash received	—	(18,561)
Purchase of investments	(1,927)	(1,497)
Sale of investments	174	5
Purchase of property and equipment	(421)	(704)
Purchase of computer software	(16,974)	(12,004)
Net cash used in investing activities	(19,148)	(32,761)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from credit facility draw down	75,000	—
Net cash provided by financing activities	75,000	—
Net change in cash, cash equivalents, and restricted cash	109,137	(3,257)
Cash, cash equivalents, and restricted cash at beginning of period	81,619	105,341
Cash, cash equivalents, and restricted cash at end of period	$190,756	$102,084
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$7,672	$2,674
Interest paid	$985	$2,939
Non-cash operating activities:
Non-cash changes to right-of-use assets	$(2,140)	$38,495
Non-cash changes to lease liabilities	$(2,140)	$39,839

The accompanying notes are an integral part of the condensed consolidated financial statements.

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

All dollar amounts presented are in thousands other than per share amounts for all notes.

Note 1. Organization and Nature of Business

These unaudited condensed consolidated financial statements include AssetMark Financial Holdings, Inc. and its subsidiaries, which include AssetMark Financial, Inc. (“AFI”), which is the parent company of AssetMark, Inc., AssetMark Trust Company, AssetMark Brokerage, LLC, AssetMark Retirement Services, Inc., Global Financial Private Capital, Inc., Global Financial Advisory, LLC, Gossamer Merger Sub, Inc., WBI OBS Financial, Inc. and OBS Holdings, Inc. (collectively, the “Company”).

The Company’s legal entity structure as of June 30, 2021 was as follows:

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

Gossamer Merger Sub, Inc. (“GMS”), is a subsidiary of AFI and was incorporated under the laws of the State of Delaware on February 2, 2021. GMS was formed specifically in anticipation of the closing of the Company’s acquisition of Voyant, Inc. (“Voyant”). Upon the closing, which occurred on July 1, 2021, Voyant merged with GMS, with Voyant as the surviving entity. See Note 17 for additional information regarding the acquisition of Voyant subsequent to June 30, 2021.

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

Note 2. Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation have been included. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ended December 31, 2021 or any future period. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Risks and Uncertainties

The COVID-19 pandemic continues to rapidly evolve and has adversely impacted global commercial activities. Management expects COVID-19 related changes in market and investor behaviors to impact our asset- and spread-based revenue. However, given

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

the uncertainty around the duration and extent of the COVID-19 pandemic, management cannot predict the impact on the Company’s results of operations, financial condition or liquidity in the third quarter for 2021 and subsequent periods.

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

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30, 2021	December 31, 2020
Prepaid expenses	$7,607	$8,182
Right-of-use leases	3,848	4,117
Other	1,471	1,338
Total	$12,926	$13,637

Note 4. Acquisition of Voyant

On March 1, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which it agreed to acquire 100% of the equity interests of Voyant, a Delaware corporation (the “Acquisition”) for a total purchase price of approximately $145.5 million, subject to adjustment, to be paid in a mix of cash and shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”). Pursuant to the Merger Agreement, the Company agreed to issue at the closing of the Acquisition 994,028 unregistered shares of Common Stock, of an approximate value of $25 million, to the founders of Voyant as a portion of the total purchase price for the Acquisition. The Common Stock to be issued pursuant to the Merger Agreement is expected to be subject to an eighteen (18) month lock-up period following the closing of the Acquisition. The Acquisition closed on July 1, 2021. See Note 17 for additional information regarding the acquisition of Voyant subsequent to June 30, 2021.

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 5. Goodwill and Intangible Assets

Goodwill

The Company’s goodwill balance was $338,848 as of June 30, 2021 and December 31, 2020. The Company, which has one reporting unit, performed an annual test for goodwill impairment in December for the years ended December 31, 2020 and 2019 and determined that goodwill was not impaired. The Company performed a qualitative test for goodwill impairment related to the COVID-19 pandemic and determined that an additional quantitative test was not necessary. Goodwill was not impaired as of June 30, 2021.

Intangible Assets

Information regarding the Company’s intangible assets is as follows:

June 30, 2021	Gross carrying amount	Accumulated amortization	Net carrying amount	Estimated remaining useful life
Indefinite-lived intangible assets:
Broker-dealer relationships	$570,480	$—	$570,480
Definite-lived intangible assets:
Trade names	45,830	(10,693)	35,137	15 years
Broker-dealer license	11,550	(2,695)	8,855	15 years
ATC regulatory status	23,300	(5,437)	17,863	15 years
GFPC adviser relationships	14,250	(2,248)	12,002	12 years
OBS adviser and trust relationships	9,500	(1,002)	8,498	11 years
Total	$674,910	$(22,075)	$652,835

December 31, 2020	Gross carrying amount	Accumulated amortization	Net carrying amount	Estimated remaining useful life
Indefinite-lived intangible assets:
Broker-dealer relationships	$570,480	$—	$570,480
Definite-lived intangible assets:
Trade names	45,830	(9,548)	36,282	16 years
Broker-dealer license	11,550	(2,406)	9,144	16 years
ATC regulatory status	23,300	(4,854)	18,446	16 years
GFPC adviser relationships	14,250	(1,739)	12,511	12 years
OBS adviser and trust relationships	9,500	(627)	8,873	12 years
Total	$674,910	$(19,174)	$655,736

The weighted average estimated remaining useful life was 14.4 years for trade names, the broker-dealer license, ATC regulatory status, GFPC adviser relationships and OBS adviser and trust relationships as of June 30, 2021. Amortization expense for definite-lived intangible assets was $1,451 for the three months ended June 30, 2021 and 2020. Amortization expense for definite-lived intangible assets was $2,901 and $2,776 for the six months ended June 30, 2021 and 2020, respectively. The Company performed an annual test for intangible assets impairment in December for the years ended December 31, 2020 and 2019 and determined that intangible assets were not impaired.

The expected future amortization expense for definite-lived intangible assets as of June 30, 2021 was as follows:

Remainder of 2021	$2,902
2022	5,803
2023	5,803
2024	5,803
2025	5,803
2026 and thereafter	56,241
Total	$82,355

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 6. Accrued Liabilities and Other Current Liabilities

The following table shows the breakdown of accrued liabilities and other current liabilities:

	June 30, 2021	December 31, 2020
Accrued bonus	$11,717	$15,336
Compensation and benefits payable	4,114	10,423
Current portion of operating lease liability	3,821	4,095
Asset-based payables	1,446	1,339
Other accrued expenses	18,325	12,501
Total	$39,423	$43,694

Note 7. Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

	June 30, 2021	December 31, 2020
Deferred compensation plan liability	$12,992	$10,087
Purchase commitments related to acquisition of GFPC	2,599	3,910
Contractor liability	2,172	2,305
Total	$17,763	$16,302

Note 8. Fair Value Measurements

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value in the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, based on the three-tier fair value hierarchy:

	June 30, 2021
	Fair Value	Level I	Level II	Level III
Assets:
Equity investment and alternative investment securities funds(1)	$504	$504	$—	$—
Assets to fund deferred compensation liability(2)	12,992	12,992	—	—
Total assets	$13,496	$13,496	$—	$—
Liabilities:
Deferred compensation liability(3)	$12,992	$12,992	$—	$—
Total liabilities	$12,992	$12,992	$—	$—

	December 31, 2020
	Fair Value	Level I	Level II	Level III
Assets:
Equity investment and alternative investment securities funds(1)	$490	$490	$—	$—
Assets to fund deferred compensation liability(2)	10,087	10,087	—	—
Total assets	$10,577	$10,577	$—	$—
Liabilities:
Deferred compensation liability(3)	$10,087	$10,087	$—	$—
Total liabilities	$10,087	$10,087	$—	$—

(1)

The fair value of the Company’s rabbi trust, which comprises equity investment and alternative investment securities funds, is based on the month-end quoted market prices for the net asset value of the various constituent funds and securities, which mature on a daily basis.

(2)

The deferred compensation asset fair value is based on the month-end quoted market prices for the net asset value of the various investment funds. The Company recognized unrealized gains of $669, $1,120, and $900 related to this asset within the statements of comprehensive income for the three and six months ended June 30, 2021, and for the year ended December 31, 2020, respectively.

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(3)

The deferred compensation liability is included in other non-current liabilities in the consolidated balance sheets and its fair market value is based on the month-end market prices for the net asset value of the various funds in the Company’s Rabbi Trust which the participants have selected. The Company recognized other expenses of $669, $1,120  and $900 related to this liability within the statements of comprehensive income for the three and six months ended June 30, 2021, and for the year ended December 31, 2020, respectively.

Note 9. Asset-Based Expenses

Asset-based expenses incurred by the Company relating to the generation of asset-based revenues are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Strategist and manager fees	$31,171	$23,744	$59,990	$52,186
Premier broker-dealer fees	1,718	2,689	5,600	5,748
Custody fees	1,625	1,585	3,434	3,115
Fund advisory fees	1,080	1,220	2,158	2,301
Marketing allowance	224	845	729	1,748
Other	—	1	1	1
Total	$35,818	$30,084	$71,912	$65,099

Note 10. Debt

On November 14, 2018, the Company executed a Credit Agreement (the “Prior Credit Agreement”) with Credit Suisse AG for a $250,000 term loan (the “Term Loan”) and a revolving line of credit (the “Revolver”) that permitted the Company to borrow up to $20,000. The Term Loan was set to mature on November 14, 2025 and the Revolver was set to mature on November 14, 2023. On July 26, 2019, the Company made a partial repayment of $125 million of the Company’s outstanding indebtedness under the Term Loan and repaid the remaining outstanding amount on December 30, 2020 through the execution of the New Credit Agreement (as defined below).

On December 30, 2020, the Company entered into a Credit Agreement (the “New Credit Agreement”) with the Bank of Montreal for a new senior secured credit facility in an aggregate principal amount of $250,000, consisting of a revolving credit facility with commitments in an aggregate principal amount of $250,000 (the “New Revolving Credit Facility” and the loans thereunder, the “New Revolving Loans”), with an accordion option of up to $25,000. The Company drew down $75,000 under the New Revolving Credit Facility on December 30, 2020, with an annual interest rate of 2.25%, the proceeds of which, together with cash on hand, were used to repay in full the Company’s obligations under the Term Loan. In connection with such repayment in full, the Prior Credit Agreement, the commitments thereunder and the guarantees and security interests with respect thereto were terminated and released, as applicable. The remaining portion of the New Revolving Credit Facility is available to finance the working capital needs and for other general corporate purposes of the Company (including acquisitions, investments, dividends and share repurchases permitted under the New Credit Agreement). On June 22, 2021, the Company drew down $75,000 under the New Revolving Credit Facility. See Note 17 for additional information regarding partial repayment subsequent to June 30, 2021.

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

Interest expense was $774 and $1,474 for the three months ended June 30, 2021 and 2020, respectively, and $1,545 and $3,101 for the six months ended June 30, 2021 and 2020, respectively.

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

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

the present value of lease payments over the remaining lease term. The Company uses an estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components.

The Company has elected to use the practical expedient to exclude the non-lease component from the lease for all asset classes. The majority of the Company’s lease agreements are facility leases. Operating lease costs of $1,241 and $1,465, and related variable lease costs of $149 and $189, were recorded in general and operating expenses for the three months ended June 30, 2021 and 2020, respectively. Operating lease costs of $2,544 and $3,003, and related variable lease costs of $346 and $347, were recorded in general and operating expenses for the six months ended June 30, 2021 and 2020, respectively. The Company’s leases had a weighted-average lease term of 6.8 years and used a weighted-average discount rate of 3.65% as of June 30, 2021. The Company paid $1,299 and $665 for amounts included in the measurement of lease liabilities for the three months ended June 30, 2021 and 2020, respectively, and $2,600 and $1,322 for the six months ended June 30, 2021 and 2020, respectively. The Company received a cash allowance of $1,799 from lessors for leasehold improvements for each of the three and six months ended June 30, 2021 which is included within the operating activities section of the Statement of Cash Flows under accounts payable, accrued liabilities and other current liabilities.

Future minimum lease payments under non-cancellable leases, as of June 30, 2021, were as follows:

Remainder of 2021	$2,704
2022	5,453
2023	5,397
2024	5,674
2025	5,822
2026 and thereafter	13,377
Total future minimum lease payments	38,427
Less: imputed interest	(4,881)
Total operating lease liabilities	$33,546

Note 12. Share-Based Compensation

On July 3, 2019, the Company’s Board of Directors adopted, and the Company’s sole stockholder approved, the 2019 Equity Incentive Plan (the “2019 Equity Incentive Plan”), which became effective on July 17, 2019, the date of effectiveness of the Company’s IPO (as defined below) registration statement on Form S-1. As of June 30, 2021, 2,312,609 shares were available for issuance under the 2019 Equity Incentive Plan.

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

These RSAs are subject to the same vesting schedule as the Class C Common Units of AssetMark Holdings, with 50% of the RSAs scheduled to vest in three (3) equal installments on the third, fourth and fifth anniversaries of November 18, 2016, subject to the recipient’s continued employment through the vesting date, and 50% subject to the recipient’s continued employment through February 1, 2021 and the satisfaction of a performance-based vesting condition. The performance condition for these RSAs was deemed to have been satisfied in connection with the IPO. In the event that the vesting conditions are not satisfied for any portion of an award, the shares covered by such RSAs will transfer automatically to the Company. 402,640 and 3,551,213 RSAs vested during the three and six months ended June 30, 2021, respectively.

Share-based compensation expense related to the RSAs was $4,396 and $12,782 for the three months ended June 30, 2021 and 2020, respectively, and $34,970 and $25,034 for the six months ended June 30, 2021 and 2020, respectively.

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

Share-based compensation expense related to the stock options was $397 and $583 for the three months ended June 30, 2021 and 2020, respectively, and $1,630 and $1,167 for the six months ended June 30, 2021 and 2020, respectively.

Restricted Stock Units

Also in connection with the IPO, the Company issued restricted stock units (“RSUs”) to certain officers and sales employees covering an aggregate of 85,737 shares of the Company’s common stock under the 2019 Equity Incentive Plan. Each of these RSUs is scheduled to vest in substantially equal installments on each of the first three anniversaries of July 18, 2019. During 2020, the Company issued 310,225 RSUs to all officers, certain employees and independent directors of the board. During 2021, the Company issued 451,344 RSUs to all officers, certain employees and independent directors of the board. Most of these RSUs are scheduled to vest in substantially equal installments on each of the first four anniversaries of the date of grant.

Share-based compensation expense related to the RSUs was $1,232 and $431 for the three months ended June 30, 2021 and 2020, respectively, and $2,103 and $783 for the six months ended June 30, 2021 and 2020, respectively.

Stock Appreciation Rights

During 2020, the Company issued stock appreciation rights (“SARs”) with an aggregate grant date fair value of $9,239 to certain officers with respect to 831,902 shares of the Company’s common stock under the 2019 Equity Incentive Plan. Each SAR has a strike price equal to the fair market value of the Company’s common stock on the date of grant and is scheduled to vest and become exercisable in substantially equal installments on each of the first four anniversaries of the date of grant. Upon exercise, each of these SARs will be settled in shares of the Company’s common stock with a value equal to the excess, if any, of the fair market value of the Company’s common stock measured on the exercise date over the strike price. During 2021, the Company issued 894,411 SARs to certain officers.

Share-based compensation expense related to SARs was $651 and $138 for the three months ended June 30, 2021 and 2020, respectively, and $1,401 and $138 for the six months ended June 30, 2021 and 2020, respectively.

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

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company’s effective tax rate was 50.3% and (167.1)% for the three months ended June 30, 2021 and 2020, respectively, and 64.9% and (292.3)% for the six months ended June 30, 2021 and 2020, respectively. These changes were primarily due to changes in the relative amounts of the Company’s share-based compensation and income before taxes across periods.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. The provisions of the CARES Act affecting corporations include, but are not limited to, elimination of certain limitations for utilizing net operating losses, relaxation of limitations on interest deductions, the expensing of costs of acquired qualified improvement property, employee retention tax credits and deferral of payroll taxes. There was no significant impact of this new law on the Company’s financial condition and results of operations for the three and six months ended June 30, 2021.

Note 15. Related Party Transactions

As of June 30, 2021 and December 31, 2020, the Company had a receivable due from Huatai Securities Co., Ltd. (“HTSC”) of $186 and $143, respectively, which represents the cash paid by the Company with respect to certain professional services incurred on behalf of HTSC related to IFRS audit fees required for HTSC’s consolidated audit.

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

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss) attributable to common stockholders	$9,986	$(9,280)	$1,070	$(6,544)

Weighted average number of shares of common stock used in computing net income (loss) per share attributable to common stockholders, basic	71,922,179	67,208,746	71,176,386	67,175,603
Net income (loss) per share attributable to common stockholders, basic	$0.14	$(0.14)	$0.02	$(0.10)

Weighted average shares used in computing net income (loss) per share attributable to common stockholders, basic	71,922,179	67,208,746	71,176,386	67,175,603
Effect of dilutive shares:
Unvested RSAs	136,903	—	—	—
Unvested RSUs	95,986	—	54,951	—
Diluted number of weighted-average shares outstanding	72,155,068	67,208,746	71,231,337	67,175,603
Net income (loss) per share attributable to common stockholders, diluted	$0.14	$(0.14)	$0.02	$(0.10)

The following securities were not included in the computation of diluted shares because such securities did not have a dilutive effect.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options	900,271	—	900,271	—
SARs	1,726,313	146,544	1,726,313	148,518
RSUs	200,471	80,526	200,471	78,203
RSAs	—	2,239,929	646,884	2,136,795
Total	2,827,055	2,466,999	3,473,939	2,363,516

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 17. Subsequent Events

Completion of Acquisition

On July 1, 2021, pursuant to the Merger Agreement, dated as of March 1, 2021, between the Company and Voyant, the Company completed the acquisition of Voyant (the “Acquisition”). The completion of the Acquisition on July 1, 2021 followed the receipt of all necessary regulatory approvals and third party consents.

The Company acquired Voyant for approximately $145.5 million, including $120.5 million in cash and 994,028 shares of the Company’s common stock, net of the working capital adjustment and transaction expenses. The common stock issued pursuant to the Merger Agreement is subject to an eighteen (18) month lock-up period following the closing of the Acquisition. The cash portion of the consideration was funded by the Company’s cash on hand plus $75 million from the New Revolving Credit Facility.

Due to the lack of availability of sufficient information, the disclosures in relation to ASC 805 are currently not able to be included.

Partial Repayment of New Credit Agreement

On July 22, 2021, the Company made a partial repayment of approximately $25 million with respect to the outstanding balance on the New Credit Agreement.

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

Financial Highlights

•

Total revenue for the quarter ended June 30, 2021 was $128.0 million, up $28.9 million, or 29.2%, from $99.1 million for the quarter ended June 30, 2020. Asset-based revenue for the quarter ended June 30, 2021 was $124.7 million, up $30.0 million, or 31.7%, from $94.7 million for the quarter ended June 30, 2020. Spread-based revenue for the quarter ended June 30, 2021 was $2.7 million, down $0.8 million, or 24.7%, from $3.5 million for the quarter ended June 30, 2020.

•	Net income for the quarter ended June 30, 2021 was $10.0 million, or $0.14 per share, compared to a net loss of $(9.3) million, or $(0.14) per share, for the quarter ended June 30, 2020.
•

Adjusted net income for the quarter ended June 30, 2021 was $26.6 million, compared to $15.1 million for the quarter ended June 30, 2020. For a reconciliation of net income, the most directly comparable GAAP financial measure, to adjusted net income, see the section titled “—Key Operating Metrics—Non-GAAP Financial Metrics—Adjusted Net Income.”

•

Adjusted EBITDA for the quarter ended June 30, 2021 was $40.0 million, compared to $25.3 million for the quarter ended June 30, 2020. For a reconciliation of net income, the most directly comparable GAAP financial measure, to adjusted EBITDA, see the section titled “—Key Operating Metrics—Non-GAAP Financial Metrics—Adjusted EBITDA.”

Asset and Adviser Growth Trends

•	Platform assets were $84.6 billion as of June 30, 2021, up 33.8% from $63.2 billion as of June 30, 2020.
•	We had 2,691 engaged advisers on our platform as of June 30, 2021, up 15.6% from 2,327 as of June 30, 2020.

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

Technology Development

We invested $284 million in the development of our technology and our dedicated technology team from January 1, 2015 to June 30, 2021. We intend to continue to invest in our technology platform to address the needs of financial advisers and their investors. Our revenue growth will depend, in part, on our ability to continue to launch new offerings and deliver solutions to financial advisers efficiently. While these investments may delay or reduce our profitability, we believe they will enable us to grow our revenue meaningfully in the long term.

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

Acquisitions

Our success in pursuing and executing strategic transactions may impact our assets and revenue. From 2014 to 2019, we acquired the platform assets of three firms, which collectively added $7.3 billion in assets. In September 2019, we announced our agreement to acquire OBS, which closed on February 29, 2020 and which added approximately $2.1 billion in platform assets. In March 2021, we announced our agreement to acquire Voyant, a leading global provider of SaaS-based financial planning and client digital engagement solutions, which closed on July 1, 2021. We expect to continue to selectively seek acquisitions that will enhance our scale, operating leverage and capabilities to further deepen our offering to advisers and investors.

COVID-19 Pandemic

Beginning in early 2020, the outbreak of COVID-19 has rapidly evolved into a global pandemic and has adversely impacted global commercial activities. The near-term impacts related to the COVID-19 pandemic have primarily been to our asset-based revenue and spread-based revenue. The impact of declining global equity and bond markets as well as a lower interest rate environment was evident in our financial statements beginning in the second quarter of 2020, during which we incurred expenses related to the transition to an entirely remote workforce arrangement and increased expenditures for asset-based investment trading activities. The impact of COVID-19 has not affected and is not expected to affect our capabilities to conduct business with our financial advisers. Management believes there continues to be risk that the pandemic may adversely affect our operations and operating results in the third quarter of 2021 and subsequent periods, although, given the uncertainty around the duration and extent of the COVID-19 pandemic, management cannot at this time quantify with any level of specificity the impact on our results of operations, financial condition or liquidity. We have continued to generate positive operating cash flows, have adequate cash on hand, and maintain access to our existing line of credit to meet our short-term liquidity needs. We have experienced neither material impairments of our assets nor a significant change in the fair value of our assets and liabilities due to the COVID-19 pandemic. We continue to monitor the developments relating to COVID-19 and are coordinating our operational response based on existing business continuity plans and guidance from global health organizations, relevant governments and general pandemic response best practices.

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

Key metrics for the three and six months ended June 30, 2021 and 2020 include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operational metrics:
Platform assets (at period-beginning) (millions of dollars)	$78,880	$56,025	$74,520	$61,608
Net flows (millions of dollars)	2,228	907	4,155	2,742
Market impact net of fees (millions of dollars)	3,487	6,297	5,919	(3,181)
Acquisition impact (millions of dollars)	—	—	—	2,060
Platform assets (at period-end) (millions of dollars)	$84,594	$63,229	$84,594	$63,229
Net flows lift (% of beginning-of-year platform assets)	3.0%	1.5%	5.6%	4.5%
Advisers (at period-end)	8,496	8,474	8,496	8,474
Engaged advisers (at period-end)	2,691	2,327	2,691	2,327
Assets from engaged advisers (at period-end) (millions of dollars)	$77,352	$56,095	$77,352	$56,095
Households (at period-end)	196,474	179,166	196,474	179,166
New producing advisers	201	178	395	395
Production lift from existing advisers (annualized %)	26.6%	16.3%	24.2%	19.7%
Assets in custody at ATC (at period-end) (millions of dollars)	$63,394	$44,455	$63,394	$44,455
ATC client cash (at period-end) (millions of dollars)	$2,590	$2,960	$2,590	$2,960
Financial metrics:
Total revenue (millions of dollars)	$128	$99	$247	$214
Net income (loss) (millions of dollars)	$10.0	$(9.3)	$1.1	$(6.5)
Net income (loss) margin (%)	7.8%	(9.4)%	0.4%	(3.1)%
Capital expenditure (millions of dollars)	$9.2	$6.2	$17.4	$12.7
Non-GAAP financial metrics:
Adjusted EBITDA (millions of dollars)	$40.0	$25.3	$74.1	$53.7
Adjusted EBITDA margin (%)	31.3%	25.6%	30.0%	25.1%
Adjusted net income (millions of dollars)	$26.6	$15.1	$48.7	$32.9

Platform Assets

We believe that the amount of assets on our platform is an important indicator of the strength and growth of our business, our increased customer footprint and the market acceptance of our platform. We define platform assets as all assets on the AssetMark platform, whether these are assets for which we provide advisory services, referred to as regulatory assets under management (“AUM”), or non-advisory assets under administration, assets held in cash accounts or otherwise not managed (collectively, “Other Assets”). There is generally no material economic difference to our financial results whether assets are considered AUM or Other Assets. We view our platform assets as reflective of our revenue growth and potential for future growth. Year-over-year platform assets as of June 30, 2021 were significantly positively impacted by the market recovery following the initial market decline during the early stages of the COVID-19 pandemic in March of 2020, as well as from additional market growth and the addition of new platform assets between the quarter ended June 30, 2020 and the quarter ended June 30, 2021. We had platform assets of $84,594 million and $63,229 million as of June 30, 2021 and 2020, respectively. Our regulatory AUM totaled $54,117 million and $38,469 million as of June 30, 2021 and 2020, respectively. We intend to continue growing our platform assets with enhancements to our technology, services and investment solutions. We expect the growth in our platform assets will remain a significant indicator of our business momentum and results of operations as existing advisers and new advisers realize the benefits of our platform. Our platform assets in any period may continue to fluctuate as a result of several factors, including our adviser satisfaction with the functionality, features, performance or pricing of our offering, overall fluctuations in the securities markets and other factors, a number of which are beyond our control.

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

ATC Client Cash (at Period-End)

In general, all accounts with ATC are required to have cash at a minimum level ranging from of 1.5% to 5% of invested assets. In addition to this minimum amount, strategists and advisers have the discretion to hold additional invested assets in cash. We refer to the aggregate amount of cash held at ATC as ATC client cash. As of June 30, 2021 and 2020, ATC client cash accounted for 4% and 7%, respectively, of the total assets in custody at ATC. As of June 30, 2021 and 2020, 100% of the ATC client cash was placed with the ATC-insured cash deposit program and was the primary source of spread-based revenue for our business.

Total Revenue

Total revenue includes all revenue that we recognize, including asset-based revenue, spread-based revenue and other revenue. We recently announced plans to transition certain third-party mutual fund strategies from retail to institutional share classes, which have lower operating expense ratios than our retail share class mutual fund offerings. In June 2020, we completed the transition of certain third-party mutual fund strategies from retail to institutional shares, which resulted in a lower overall cost of investment for clients, and, coupled with changes in pricing for these products, negatively impacted our total revenue.

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

Set forth below is a reconciliation from net income and net income margin, the most directly comparable GAAP financial measures, to adjusted EBITDA and adjusted EBITDA margin for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Three Months Ended June 30,
(in thousands except for percentages)	2021	2020	2021	2020
Net income (loss)	$9,986	$(9,280)	7.8%	(9.4)%
Provision for income taxes	10,107	5,805	7.9%	5.9%
Interest income	(73)	(249)	(0.1)%	(0.3)%
Interest expense	774	1,474	0.6%	1.5%
Amortization/depreciation	9,730	8,747	7.6%	8.9%
EBITDA	30,524	6,497	23.8%	6.6%
Share-based compensation(1)	6,676	13,934	5.2%	14.0%
Reorganization and integration costs(2)	1,283	44	1.0%	0.0%
Acquisition expenses(3)	1,471	3,648	1.2%	3.7%
Business continuity plan(4)	61	1,245	0.1%	1.3%
Office closures(5)	46	—	0.0%	—
Other expenses	(22)	(39)	(0.0)%	—
Adjusted EBITDA	$40,039	$25,329	31.3%	25.6%

	Six Months Ended June 30,		Six Months Ended June 30,
(in thousands except for percentages)	2021	2020	2021	2020
Net income (loss)	$1,070	$(6,544)	0.4%	(3.1)%
Provision for income taxes	1,981	4,876	0.8%	2.3%
Interest income	(98)	(731)	(0.0)%	(0.3)%
Interest expense	1,545	3,101	0.6%	1.4%
Amortization/depreciation	19,201	17,156	7.8%	8.0%
EBITDA	23,699	17,858	9.6%	8.3%
Share-based compensation(1)	40,104	27,122	16.2%	12.7%
Reorganization and integration costs(2)	5,779	147	2.3%	0.1%
Acquisition expenses(3)	4,288	7,225	1.7%	3.4%
Business continuity plan(4)	132	1,341	0.1%	0.6%
Office closures(5)	167	—	0.1%	—
Other expenses	(37)	11	(0)	—
Adjusted EBITDA	$74,132	$53,704	30.0%	25.1%

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

(2)

“Reorganization and integration costs” includes costs related to the departure of our former chief executive officer in March 2021, our functional reorganization within our Operations, Technology and Retirement functions as well as duplicate costs related to the outsourcing of back-office operations functions. While we have incurred such expenses in all periods measured, these expenses serve varied reorganization and integration initiatives, each of which is non-recurring. We do not consider these expenses to be part of our core operations.

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

Set forth below is a summary of the adjustments involved in the reconciliation from net income and net income margin, the most directly comparable GAAP financial measures, to adjusted EBITDA and adjusted EBITDA margin for the three and six months ended June 30, 2021 and 2020, broken out by compensation and non-compensation expenses.

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
(in thousands)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Share-based compensation(1)	$6,676	$—	$6,676	$13,934	$—	$13,934
Reorganization and integration costs(2)	726	557	1,283	44	—	44
Acquisition expenses(3)	509	962	1,471	2,318	1,330	3,648
Business continuity plan(4)	12	49	61	986	259	1,245
Office closures(5)	—	46	46	—	—	—
Other expenses	—	(22)	(22)	—	(39)	(39)
Total adjustments to adjusted EBITDA	$7,923	$1,592	$9,515	$17,282	$1,550	$18,832

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
(in percentages)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Share-based compensation(1)	5.2%	—	5.2%	14.0%	—	14.0%
Reorganization and integration costs(2)	0.6%	0.4%	1.0%	—	—	—
Acquisition expenses(3)	0.4%	0.7%	1.1%	2.4%	1.3%	3.7%
Business continuity plan(4)	—	—	—	1.0%	0.3%	1.3%
Office closures(5)	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—
Total adjustments to adjusted EBITDA margin %	6.2%	1.1%	7.3%	17.4%	1.6%	19.0%

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
(in thousands)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Share-based compensation(1)	$40,104	$—	$40,104	$27,122	$—	$27,122
Reorganization and integration costs(2)	2,933	2,846	5,779	149	(2)	147
Acquisition expenses(3)	1,225	3,063	4,288	3,450	3,775	7,225
Business continuity plan(4)	12	120	132	1,082	259	1,341
Office closures(5)	—	167	167	—	—	—
Other expenses	—	(37)	(37)	—	11	11
Total adjustments to adjusted EBITDA	$44,274	$6,159	$50,433	$31,803	$4,043	$35,846

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
(in percentages)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Share-based compensation(1)	16.2%	—	16.2%	12.7%	—	12.7%
Reorganization and integration costs(2)	1.2%	1.2%	2.4%	0.1%	—	0.1%
Acquisition expenses(3)	0.5%	1.2%	1.7%	1.6%	1.8%	3.4%
Business continuity plan(4)	—	—	—	0.5%	0.1%	0.6%
Office closures(5)	—	0.1%	0.1%	—	—	—
Other expenses	—	—	—	—	—	—
Total adjustments to adjusted EBITDA margin %	17.9%	2.5%	20.4%	14.9%	1.9%	16.8%

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

(2)

“Reorganization and integration costs” includes costs related to the departure of our former chief executive officer in March 2021, our functional reorganization within our Operations, Technology and Retirement functions as well as duplicate costs related to the outsourcing of back-office operations functions. While we have incurred such expenses in all periods measured, these expenses serve varied reorganization and integration initiatives, each of which is non-recurring. We do not consider these expenses to be part of our core operations.

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

Set forth below is a reconciliation from net income, the most directly comparable GAAP financial measure, to adjusted net income for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
(in thousands)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Net income (loss)			$9,986			$(9,280)
Acquisition-related amortization(1)	$—	$5,108	5,108	$—	$5,108	5,108
Expense adjustments(2)	1,248	1,613	2,861	3,348	1,589	4,937
Share-based compensation	6,676	—	6,676	13,934	—	13,934
Other expenses	—	(22)	(22)	—	(39)	(39)
Tax effect of adjustments(3)	(293)	2,242	1,949	(870)	1,354	484
Adjusted net income	$7,631	$8,941	$26,558	$16,412	$8,012	$15,144

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
(in thousands)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Net income (loss)			$1,070			$(6,544)
Acquisition-related amortization(1)	$—	$10,216	10,216	$—	$10,216	10,216
Expense adjustments(2)	4,170	6,196	10,366	4,680	4,032	8,712
Share-based compensation	40,104	—	40,104	27,122	—	27,122
Other expenses	—	(37)	(37)	—	11	11
Tax effect of adjustments(3)	(980)	(12,009)	(12,989)	(1,217)	(5,449)	(6,666)
Adjusted net income	$43,294	$4,366	$48,730	$30,585	$8,810	$32,851

(1)	Relates to intangible assets established in connection with HTSC’s acquisition of our Company in 2016.
(2)	Consists of the adjustments to EBITDA listed in the adjusted EBITDA reconciliation table above other than share-based compensation.
(3)	Reflects the tax impact of expense adjustments and acquisition-related amortization.

Components of Results of Operations

Revenue

Asset-Based Revenue

A majority of our revenue is derived from the fees we charge as a percentage of platform assets. We record this revenue as asset-based revenue. Our asset-based revenue varies based on the types of investment solutions and services that financial advisers utilize for their clients. Asset-based revenue accounted for approximately 97.4% and 95.5% of our total revenue for the three months ended June 30, 2021 and 2020, respectively, and approximately 97.4% and 93.6% of our total revenue for the six months ended June 30, 2021 and 2020. Asset-based revenue increased in the second quarter of 2021 due to higher assets under management as a result of the continued market recovery from the COVID-19 pandemic.

Spread-Based Revenue

Our spread-based revenue consists of the fees we earn on cash custodied at ATC, one of our wholly owned subsidiaries and one of several custodians offered on our platform. ATC’s program utilizes third-party banks to place and hold client cash and is paid interest-rate-sensitive fees calculated by reference to such deposits. Spread-based revenue decreased in the second quarter of 2021, primarily, as a result of the continued decline in interest rates in the U.S.

Other Revenue

Other revenue consists primarily of interest earned on operating cash held by us. Other one-time income items are reported under “Other Revenue,” as discussed elsewhere in this section. We expect other revenue to decrease in future periods as a result of the recent significant decline in interest rates in the U.S.

Operating Expenses

Asset-Based Expenses

Asset-based expenses primarily relate to costs incurred directly from the generation of asset-based revenue, including strategist, investment manager and sub-advisory fees, custody fees paid to our third-party custodian partners, payments to our broker-dealer partners and business development allowance payments for our premier advisers. These expenses are typically calculated based upon a percentage of the market value of assets held in customer accounts measured as of the end of each fiscal quarter. Asset-based expenses increased in the second quarter of 2021 largely due to higher assets under management as a result of continued market recovery from the COVID-19 pandemic.

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

Results of Operations

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

The following discussion presents an analysis of our results of operations for the three months ended June 30, 2021 and 2020. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items.

	Three months ended June 30,
(in thousands)	2021	2020	$ Change	% Change
Revenue:
Asset-based revenue	$124,690	$94,712	$29,978	31.7
Spread-based revenue	2,672	3,549	(877)	(24.7)
Other revenue	680	870	(190)	(21.8)
Total revenue	128,042	99,131	28,911	29.2
Operating expenses:
Asset-based expenses	35,818	30,084	5,734	19.1
Spread-based expenses	868	433	435	100.5
Employee compensation	39,447	45,364	(5,917)	(13.0)
General and operating expenses	16,316	13,383	2,933	21.9
Professional fees	5,018	3,160	1,858	58.8
Depreciation and amortization	9,730	8,747	983	11.2
Total operating expenses	107,197	101,171	6,026	6.0
Interest expense	774	1,474	(700)	(47.5)
Other expense, net	(22)	(39)	17	43.6
Income (loss) before income taxes	20,093	(3,475)	23,568	678.2
Provision for income taxes	10,107	5,805	4,302	74.1
Net comprehensive income (loss)	$9,986	$(9,280)	$19,266	207.6

Asset-Based Revenue

Asset-based revenue increased by $30.0 million, or 31.7%, from $94.7 million in the three months ended June 30, 2020 to $124.7 million in the three months ended June 30, 2021. This increase was primarily related to increased platform fees and advisory fees of $33.6 million associated with growth in platform assets, partially offset by lower custodial revenue of $3.4 million primarily associated with our conversion of third-party mutual fund strategies from retail to institutional shares at the end of the second quarter of 2020 and a $0.2 million decrease in marketing expense.

Spread-Based Revenue

Spread-based revenue decreased by $0.8 million, or 24.7%, from $3.5 million in the three months ended June 30, 2020 to $2.7 million in the three months ended June 30, 2021. This decrease was primarily due to the lower interest rate environment, and was partially offset by $0.6 million associated with the introduction of our Securities Backed Line of Credit ("SBLOC") program.

Other Revenue

Other revenue decreased by $0.2 million, or 21.8%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This decrease primarily related to lower interest income attributed to lower interest rates for the quarter ended June 30, 2021.

Asset-Based Expenses

Asset-based expenses increased by $5.7 million, or 19.1%, from $30.1 million in the three months ended June 30, 2020 to $35.8 million in the three months ended June 30, 2021. The increase in asset-based expenses was primarily driven by higher payments to third-party strategists attributed to increased assets on the platform as compared to the prior year.

Spread-Based Expenses

Spread-based expenses increased by $0.4 million, or 100.5%, from $0.4 million in the three months ended June 30, 2020 to $0.8 million in the three months ended June 30, 2021. This increase was primarily due to a $0.5 million increase in interest credited in connection with our SBLOC program, partially offset by a $0.1 million decrease in interest credited in connection with ATC’s insured cash deposit program.

Employee Compensation

Employee compensation decreased by $5.9 million, or 13.0%, from $45.3 million in the three months ended June 30, 2020 to $39.4 million in the three months ended June 30, 2021. This decrease was primarily driven by a $7.2 million decrease in share-based compensation, a $1.8 million decrease in acquisition costs (of which $1.6 million was due to the GFPC acquisition), and a $1.0 million decrease in business continuity planning-related expenses.

The decrease was partially offset by an $3.4 million increase in salaries and related expenses attributable to our ongoing growth, along with $0.7 million in increased reorganization costs.

General and Operating Expenses

General and operating expenses increased by $2.9 million, or 21.9%, from $13.4 million in the three months ended June 30, 2020 to $16.3 million in the three months ended June 30, 2021. This increase was primarily due to a $2.1 million increase in event costs, a $0.7 million increase in software and subscription costs, and $0.3 million in increased reorganization and integration costs, partially offset by $0.2 million in lower business continuity planning-related expenses.

Professional Fees

Professional fees increased by $1.8 million, or 58.8%, from $3.2 million in the three months ended June 30, 2020 to $5.0 million in the three months ended June 30, 2021. This increase was driven by a $1.5 million increase in general professional and outsourcing-related expenses, a $0.4 million increase in audit-related expenses and a $0.2 million increase in reorganization and integration costs. The increase was partially offset by $0.3 million decrease in acquisition-related costs.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by $1.0 million, or 11.2%, from $8.7 million in the three months ended June 30, 2020 to $9.7 million in the three months ended June 30, 2021. The increase was related to incremental assets placed in service during 2020 and 2021. When HTSC acquired us on October 31, 2016, all intangible assets were adjusted to fair value, and those assets with definite lives commenced amortization schedules ranging from 5 to 20 years. Because fewer than five years have elapsed since the acquisition in late 2016, we experienced minimal fully amortized asset run-off in 2018, 2019, 2020 and 2021 with which to offset the incremental assets recently placed in service.

Interest Expense

Interest expense decreased by $0.7 million, or 47.5%, from $1.5 million in the three months ended June 30, 2020 to $0.8 million in the three months ended June 30, 2021. This decrease can primarily be attributed to our lower debt balance and lower interest rates during the second quarter of 2021. On December 30, 2020, we entered into the New Credit Agreement with Bank of Montreal. We drew down $75 million from the associated New Revolving Credit Facility, which we used to pay off part of our $121.5 million outstanding balance under the Term Loan. We paid the remainder of the outstanding balance under the Term Loan using cash on hand.

Other Expense, net

Other expenses, net, decreased by $17 thousand from $(39) thousand in the three months ended June 30, 2020 to $(22) thousand in the three months ended June 30, 2021. This change was primarily due to a decrease in the unrealized gain on investments held in our Rabbi Trust period over period.

Provision for Income Taxes

Provision for income taxes increased by $4.3 million, or 74.1%, from $5.8 million in the three months ended June 30, 2020 to $10.1 million in the three months ended June 30, 2021. This increase was due to the increase in our income before income taxes.

Net Comprehensive Income (Loss)

Net comprehensive income increased by $19.3 million, or 207.6%, from net loss of $(9.3) million in the three months ended June 30, 2020 to net income of $10.0 million in the three months ended June 30, 2021.

The increase was primarily due to a net increase of $24.2 million in asset-based revenue due to growth in our platform assets. The increase was partially offset by a $2.9 million increase in general and operating expenses, and a $1.9 million increase in professional fees due to increased outsourcing and consulting costs.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

The following discussion presents an analysis of our results of operations for the six months ended June 30, 2021 and 2020. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items.

	Six months ended June 30,
(in thousands)	2021	2020	$ Change	% Change
Revenue:
Asset-based revenue	$240,503	$200,362	$40,141	20.0
Spread-based revenue	5,278	11,500	(6,222)	(54.1)
Other revenue	1,267	2,159	(892)	(41.3)
Total revenue	247,048	214,021	33,027	15.4
Operating expenses:
Asset-based expenses	71,912	65,099	6,813	10.5
Spread-based expenses	1,544	1,722	(178)	(10.3)
Employee compensation	106,749	88,861	17,888	20.1
General and operating expenses	33,805	32,748	1,057	3.2
Professional fees	9,278	6,991	2,287	32.7
Depreciation and amortization	19,201	17,156	2,045	11.9
Total operating expenses	242,489	212,577	29,912	14.1
Interest expense	1,545	3,101	(1,556)	(50.2)
Other expense, net	(37)	11	(48)	(436.4)
Income (loss) before income taxes	3,051	(1,668)	4,719	282.9
Provision for income taxes	1,981	4,876	(2,895)	(59.4)
Net comprehensive income (loss)	$1,070	$(6,544)	$7,614	116.4

Asset-Based Revenue

Asset-based revenue increased by $40.1 million, or 20.0%, from $200.4 million in the six months ended June 30, 2020 to $240.5 million in the six months ended June 30, 2021. This increase was primarily related to increased platform fees and advisory fees of $46.0 million associated with growth in platform assets. This increase was partially offset by lower custodial revenue of $5.6 million primarily associated with our conversion of third-party mutual fund strategies from retail to institutional shares in the second quarter of 2020, and $0.3 million in lower marketing expenses.

Spread-Based Revenue

Spread-based revenue decreased by $6.2 million, or 54.1%, from $11.5 million in the six months ended June 30, 2020 to $5.3 million in the six months ended June 30, 2021. The decrease can primarily be attributed to the  lower interest rate environment partially offset by $1.2 million associated with the introduction of our SBLOC program.

Other Revenue

Other revenue decreased by $0.9 million, or 41.3%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This decrease primarily related to lower interest income attributed to the lower interest rate environment.

Asset-Based Expenses

Asset-based expenses increased by $6.8 million, or 10.5%, from $65.1 million in the six months ended June 30, 2020 to $71.9 million in the six months ended June 30, 2021. The increase in asset based expense was primarily driven by higher payments to third party strategists attributed to increased platform assets compared to the prior year.

Spread-Based Expenses

Spread-based expenses decreased by $0.2 million, or 10.3%, from $1.7 million in the six months ended June 30, 2020 to $1.5 million in the six months ended June 30, 2021. This decrease was primarily due to $1.0 million in lower interest-credited payments to clients as a result of the lower overall interest rate environment and its impact on cash invested through ATC’s insured cash deposit program. The decrease was partially offset by $0.8 million in increased interest expense associated with our SBLOC program.

Employee Compensation

Employee compensation increased by $17.9 million, or 20.1%, from $88.9 million in the six months ended June 30, 2020 to $106.7 million in the six months ended June 30, 2021. This increase was primarily driven by a $13.0 million increase in share-based compensation in connection with the departure of our former chief executive officer and related accelerated restricted stock awards expense in the first quarter of 2021.

The remaining increase in employee compensation was driven by $2.8 million of increased reorganization and integration costs primarily attributed to severance benefits related to the departure of our former chief executive officer, as well as a $5.4 million increase in salaries and benefits attributable to our ongoing growth. This increase was partially offset by a decrease in acquisition-related expenses of $2.2 million, primarily related to the GFPC acquisition, along with a decrease of $1.1 million in business continuity planning-related expenses.

General and Operating Expenses

General and operating expenses increased by $1.1 million, or 3.2%, from $32.7 million in the six months ended June 30, 2020 to $33.8 million in the six months ended June 30, 2021. This increase was primarily due to $2.4 million in higher reorganization and integration costs, $1.5 million in additional software and subscriptions costs, $0.5 million in additional advertising costs, and a $0.4 million increase in legal and insurance expenses. The increase was partially offset by a $3.2 million decrease in travel and events spending, and a $0.5 million decrease in acquisition-related expenses.

Professional Fees

Professional fees increased by $2.3 million, or 32.7%, from $7.0 million in the six months ended June 30, 2020 to $9.3 million in the six months ended June 30, 2021. This increase was primarily due to a $1.6 million increase in general professional and outsourcing-related expenses, a $0.4 million increase in audit-related expenses, and a $0.5 million increase in reorganization and integration costs. This increase was partially offset by a $0.2 million decrease in acquisition-related expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by $2.0 million, or 11.9%, from $17.2 million in the six months ended June 30, 2020 to $19.2 million in the six months ended June 30, 2021. The increase was related to incremental assets placed in service during 2020 and 2021. When HTSC acquired us on October 31, 2016, all intangible assets were adjusted to fair value, and those assets with definite lives commenced amortization schedules ranging from 5- to 20-years. Because fewer than five years have elapsed since the acquisition in late 2016, we experienced minimal fully amortized asset run-off in 2018, 2019, 2020 and 2021 with which to offset the incremental assets recently placed in service.

Interest Expense

Interest expense decreased by $1.6 million, or 50.2%, from $3.1 million in the six months ended June 30, 2020 to $1.5 million in the six months ended June 30, 2021. This decrease can primarily be attributed to our lower debt balance and lower interest rates during the first six months of 2021. On December 30, 2020, we entered into the New Credit Agreement (defined below) with Bank of Montreal. We drew down $75 million from the associated New Revolving Credit Facility, which we used to pay off part of our $121.5 million outstanding balance under the Term Loan. We paid the remainder of the outstanding balance under the Term Loan using cash on hand. In late June 2021, we drew down an additional $75.0 million to finance our acquisition activities. This draw down had a nominal impact on interest expense for the six-month period ending June 30, 2021.

Other Expense, net

Other expenses, net, decreased by $48 thousand from $11 thousand in the six months ended June 30, 2020 to $(36) thousand in the six months ended June 30, 2021. This change was primarily due to an increase in the unrealized gain on investments held in our Rabbi Trust period over period.

Provision for Income Taxes

Provision for income taxes decreased by $2.9 million, or 59.4%, from $4.9 million in the six months ended June 30, 2020 to $2.0 million in the six months ended June 30, 2021. This change was primarily due to differences in the ratio of actual year-to-date pre-tax income to expected full-year pre-tax income.

Net Comprehensive Income (Loss)

Net comprehensive income increased by $7.6 million, or 116.4%, from a net loss of $6.5 million in the six months ended June 30, 2020 to net income of $1.1 million in the six months ended June 30, 2021.

This increase was primarily due to an increase in net asset-based revenues of $33.3 million along with a $2.9 million decrease in income tax expense and a $1.5 million decrease in interest expense. The increase was partially offset by (i) a $6.0 million decrease in spread-based revenues due to lower interest rates, (ii) a $17.9 million increase in compensation expense (with approximately $13.0 million related to the departure of our former chief executive officer and related RSA expense), (iii) a $1.1 million increase in general and operating expenses, (iv) a $2.3 million increase in professional fees, and (v) a $2.0 million increase in depreciation and amortization expense.

Liquidity and Capital Resources

Liquidity

Since 2016, our operations have been financed primarily through cash flows from operations. In November of 2018, we also established a credit facility consisting of a $250.0 million term loan and a $20.0 million revolving credit facility with Credit Suisse AG, Cayman Islands Branch (“Credit Suisse”). In December of 2020, we entered into a $250.0 million New Revolving Credit Facility (defined below) with Bank of Montreal and repaid the Credit Facility established in 2018. As of June 30, 2021, we had cash and cash equivalents of $179.8 million, and restricted cash of $11.0 million. Over the next twelve months, we expect that our cash and liquidity needs will continue to be met by cash generated by our ongoing operations as well as our New Revolving Credit Facility. To the extent that existing cash, cash from operations and our New Revolving Credit Facility are not sufficient to fund our future operations, we may need to raise additional funds through public or private equity or additional debt financing. In addition, we may opportunistically seek to raise additional capital to fund our continued growth. To the extent that we are unsuccessful in additional debt or equity financings, our plans for continued growth may be curtailed.

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

We drew down $75 million of the New Revolving Credit Facility on the Closing Date, the proceeds of which, together with cash on hand, we used to repay in full our obligations under the Credit Facility. In connection with such repayment in full, the Credit Agreement, the commitments thereunder and the guarantees and security interests with respect thereto were terminated and released, as applicable. The remaining portion of the New Revolving Credit Facility are available to finance our working capital needs and for other general corporate purposes of (including acquisitions, investments, dividends and share repurchases permitted under the New Credit Agreement). In June 2021, we drew down an additional $75 million to fund a portion of our acquisition of Voyant. Subsequent to June 30, 2021, we paid down approximately $25 million resulting in an outstanding balance on the New Revolving Credit Facility of approximately $125 million at July 31, 2021.

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

The New Credit Agreement contains customary affirmative and negative covenants, including reporting requirements and restrictions, subject to various exceptions, on the incurrence of additional indebtedness, the creation of liens, the making of acquisitions and investments, the disposal of assets and the making of restricted payments. Additionally, the New Credit Agreement includes financial covenants, which provide that (i) beginning December 31, 2020, as of the last day of a fiscal quarter, the Total Leverage Ratio shall not exceed 3.5 to 1.0 and (ii) beginning December 31, 2020, as of the last day of a fiscal quarter, the interest coverage ratio shall not be less than 4.0 to 1.0. As of June 30, 2021, we were in compliance with all applicable covenants. The New Credit Agreement also contains customary events of default, which could result in acceleration of amounts due under the New Revolving Credit Facility. Such events of default include, subject to the grace periods specified therein, our failure to pay principal or interest when due, our failure to satisfy or comply with covenants, a change of control, the imposition of certain judgments and the invalidation of liens we have granted.

Cash Flows

The following table presents information regarding our cash flows, cash, cash equivalents and restricted cash for the periods indicated:

	Six months ended June 30,
(in thousands)	2021	2020
Cash flow from operating activities	$53,285	$29,504
Cash flow used in investing activities	(19,148)	(32,761)
Cash flow from financing activities	75,000	—
Net change in cash, cash equivalents and restricted cash	109,137	(3,257)
Cash, cash equivalents and restricted cash at beginning of period	81,619	105,341
Cash, cash equivalents and restricted cash at end of period	$190,756	$102,084

Cash Flows from Operating Activities

Cash flows from operating activities increased by $23.8 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to $22.1 million in increased platform billings associated with our platform growth and a $1.3 million net decrease in working capital.

Cash Used in Investing Activities

Cash used in investing activities decreased by $13.6 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to the $18.6 million purchase price for the OBS acquisition paid in the six months ended June 30, 2020, partially offset by a $5.0 million increase in capital expenditures in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.

Cash Flows from Financing Activities

Cash flows from financing activities increased $75.0 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, due to our draw down on the New Revolving Credit Facility.

Contractual Obligations

There have been no material changes to our contractual obligations and commitments as of June 30, 2021 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

As of December 31, 2020 and June 30, 2021, we had no off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Our exposure to market risk is directly related to revenue from fees earned based upon a percentage of assets on our platform. In the six months ended June 30, 2021, 96% of our total revenue, was based on the market value of assets on our platform and were recurring in nature. We expect this percentage to vary over time. A 1% decrease in the aggregate value of assets on the platform at the beginning of the period for the six months ended June 30, 2021, would have caused our total revenue to decline by 1%, and would have caused our pre-tax income to decline by 5%, or $0.9 million, assuming we did not initiate additional expense measures in response to a market decline.

Interest Rate Risk

Changes in interest rates will impact our spread-based revenue. As of June 30, 2021, client cash assets participating in the insured cash deposit program at ATC totaled $2.6 billion. A change in short-term interest rates of 100 basis points at the beginning of the period for the six months ended June 30, 2021 would result in an increase or decrease in income before income taxes of approximately $26 million on an annual basis (based on total client cash assets at December 31, 2020) and subject to any changes to interest credited to the end-investor). Actual impacts may vary depending on interest rate levels and the significance of change.

Additionally, changes to interest rates will impact the cost of our borrowing under the New Revolving Credit Facility, which bears interest, at our option, at either (i) LIBOR plus a margin based on our Total Leverage Ratio (as defined in the New Credit Agreement) or (ii) the Base Rate (as defined in the New Credit Agreement) plus a margin based on our Total Leverage Ratio. The margin will range between 1.00% and 2.625% for base rate loans and between 2.00% and 3.625% for LIBOR loans. We will pay a commitment fee based on the average daily unused portion of the commitments under the New Revolving Credit Facility, a letter of credit fee equal to the margin then in effect with respect to the LIBOR loans under the New Revolving Credit Facility, a fronting fee and any customary documentary and processing charges for any letter of credit issued under the New Credit Agreement. If LIBOR-based interest rates increased by 100 basis points, our interest expense on an annualized basis would increase by approximately $1.5 million based on amounts drawn down under the New Revolving Credit Facility as of June 30, 2021.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective, at the reasonable assurance level.

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

Inherent Limitations on Effectiveness of Controls

Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of all possible controls and procedures. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

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

•	a lowering of interest rates, which would directly and proportionately impact our spread-based revenue;
•	significant fluctuations in securities prices affecting the value of assets on our platform, including as a result of public health concerns or epidemics such as the COVID-19 pandemic;
•	negative public perception and reputation of the financial services industry, which could reduce demand for our investment solutions and services;
•	unanticipated acceleration of client investment preferences to lower-fee options;
•	downward pressure on fees we charge our investor clients, which would reduce our revenue;
•	changes in laws or regulations that could impact our ability to offer investment solutions and services;
•	failure to obtain new clients or retain existing clients on our platform, or changes in the mix of clients on our platform;
•	failure by our financial adviser clients to obtain new investor clients or retain their existing investor clients;
•	failure to adequately protect our proprietary technology and intellectual property rights;
•	reduction in the suite of investment solutions and services made available by third-party providers to existing clients;
•	reduction in fee percentage or total fees for future periods, which may have a delayed impact on our results given that our asset-based fees are billed to advisers in advance of each quarter;
•	changes in our pricing policies or the pricing policies of our competitors to which we have to adapt; or
•	general domestic and international economic and political conditions that may decrease investor demand for financial advisers or investment services.

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

We derive a significant portion of our revenue from asset-based fees. Individual advisers or their clients may seek to negotiate a lower asset-based fee percentage. In particular, recent trends in the broker-dealer industry towards zero-commission trading may make self-directed brokerage services comparatively less expensive, and therefore more attractive to investors, than investment adviser services, which could prompt our investment adviser clients to attempt to renegotiate the fees they pay to us. In addition, clients may elect to use products that generate lower revenue, which may result in lower total fees being paid to us. For example one or more of our advisory clients may decide to limit access to one or more of our existing investment strategies for various reasons, potentially resulting in a shift to lower-revenue products on our platform. If other broker-dealer clients similarly limit access to certain of our strategies such that advisers shift to our lower-revenue products, we may be required to shift our service offering towards lower-revenue products, which would lead to a decline in asset-based revenue. In addition, in June 2020, we completed the transition of certain third-party mutual fund strategies from retail to institutional share classes, which have lower operating expense ratios than the retail share class mutual fund offerings. This has resulted in a lower overall cost of investment for most clients, and, coupled with changes in pricing for these products, has negatively impacted our revenue and net income. Further, as competition among financial advisers increases, financial advisers may be required to lower the fees they charge to their end investors, which could cause them to seek lower fee options on our platform or to more aggressively negotiate the fees we charge. Any reduction in asset-based fees could persist beyond the near term given the recurring quarterly nature of our asset-based fee arrangements. Any of these factors could result in a fluctuation or decline in our asset-based revenue, which would have a material adverse effect on our results of operations, financial condition or business.

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

Asset-based revenue makes up a significant portion of our revenue, representing 97% and 94% of our total revenue for the six months ended June 30, 2021 and 2020, respectively. In addition, given our fee-based model, we expect that asset-based revenue will continue to account for a significant percentage of our total revenue in the future. Spread-based revenue accounted for 2% and 5% of our total revenue for the six months ended June 30, 2021 and 2020, respectively. Significant fluctuations in securities prices, as well as recent and potential decreases in interest rates, have and will continue to materially affect the value of the assets managed by our clients and have and will likely continue to cause a decrease in our spread-based revenue. In particular, our spread-based revenue is directly correlated with changes in interest rates; in the first half of 2021, interest rates in the U.S. remained near zero after declining in the first quarter of 2020, and our spread-based revenue has similarly declined significantly. Changes in interest rates may also influence financial adviser and investor decisions regarding whether to invest in, or maintain an investment in, one or more of our investment solutions. If such fluctuations in securities prices or decreases in interest rates were to lead to decreased investment in the securities markets, our revenue and earnings derived from asset-based and spread-based revenue could be simultaneously materially adversely affected.

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

We have in the past, and may in the future, choose to grow our business in part through acquisitions, which could pose a number of risks to our operations. We may not be able to complete acquisitions, or integrate the operations, products, technologies or personnel gained through any such acquisition, such as our recent acquisitions of GFPC, OBS, and Voyant, without a material adverse effect on our results of operations, financial condition or business. Assimilating the acquired businesses may divert significant management attention and financial resources from our other operations and could disrupt our ongoing business. We may have difficulty integrating the acquired operations, products, technologies or personnel, and may incur substantial unanticipated integration costs. Financing an acquisition could result in dilution from issuing equity securities or a weaker balance sheet from using cash or incurring debt. Any debt securities that we issue or credit agreements into which we enter to finance an acquisition may contain covenants that would restrict our operations, impair our ability to pay dividends or limit our ability to take advantage of other strategic opportunities. Further, we may fail to realize the potential cost savings or other financial benefits of the acquisition. In addition, acquisitions, including our recent acquisitions of GFPC, OBS, and Voyant, may result in the loss of key employees or customers, particularly those of the acquired operations. Acquisitions, including our recent acquisitions of GFPC, OBS, and Voyant, could further adversely affect our existing business relationships with third parties and/or cause us to incur regulatory, legal or other liabilities from the acquired businesses, including claims for infringement of intellectual property rights, for which we may not be indemnified in full or at all.

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

The success of our business depends upon our ability to deliver time-sensitive, up-to-date data and information. Our business relies heavily on computer equipment (including servers), electronic delivery systems and the Internet, but these technologies are vulnerable to disruptions, failures or slowdowns caused by fire, earthquake, power loss, telecommunications failure, terrorist attacks, wars, Internet failures, cyber-attacks and other events beyond our control. In addition to such vulnerabilities, there can be no assurance that the Internet’s infrastructure will continue to be able to support the demands placed on it by sustained growth in the number of users and amount of traffic, in particular during periods of office closure or on a more consistent basis as employers shift to remote or hybrid work models involving remote workforces relying largely upon home broadband and internet access, and, to the extent that the Internet’s infrastructure is unable to support the demands placed on it, our business may be impacted. Similarly, the reduction in the growth of, or a decline in, broadband and Internet access poses a risk to us.

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

As of June 30, 2021, we had total indebtedness of $150 million. Our ability to make scheduled payments on or to refinance our indebtedness depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flow from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay acquisitions and capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis could harm our ability to incur additional indebtedness. In the absence of sufficient cash flows and capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our New Revolving Credit Facility (as defined in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”) currently restricts our ability to dispose of assets and our use of the proceeds from such disposition. We may not be able to consummate those dispositions, and the proceeds of any such disposition may not be adequate to meet any debt service obligations then due. Any of these circumstances could adversely affect our results of operations, financial condition or business.

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

We store extensive amounts of personal investment and financial information for consumers, including portfolio holdings, on our systems. We could be subject to liability if we were to inappropriately disclose any personal information or if third parties were able to penetrate our network security or otherwise access or misappropriate any personally identifiable information or portfolio holdings. Any such disclosure, security incident or breach could subject us to regulatory investigations and enforcement actions, the imposition of fines or other significant penalties and significant remediation costs, as well as claims for financial loss, impersonation or other similar fraud claims, claims under data protection laws, claims for other misuses of personal information, such as unauthorized marketing or unauthorized access to personal portfolio information, or indemnity claims by our clients for fines, penalties or other assessments arising from third-party claims. Further, any real or perceived defects, errors or vulnerabilities in our security systems could harm our reputation or otherwise adversely impact our business, financial position and results of operations. While we have taken extensive precautions to protect personal information, these risks are heightened due to our implementation of an entirely remote workforce in 2020 due to the COVID-19 pandemic.

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

In connection with the products and services that we provide, we collect, use, store, transmit and otherwise process certain confidential, proprietary and sensitive information, including the personal information of end-users, third-party service providers and employees. We rely on the efficient, uninterrupted and secure operation of complex information technology systems and networks to operate our business and securely store, transmit and otherwise process such information. In the normal course of business, we also share information with our service providers and other third parties. A failure to safeguard the integrity, confidentiality, availability and authenticity of personal information, client data and our proprietary data from cyber-attacks, unauthorized access, fraudulent activity (e.g., check “kiting” or fraud, wire fraud or other dishonest acts), data breaches and other security incidents that we, our third-party service providers or our clients may experience may lead to modification, destruction, loss of availability or theft of critical and sensitive data pertaining to us, our clients or other third parties. While we have taken extensive precautions to protect such confidential, proprietary and sensitive information, including personal information, these risks are heightened due to our implementation of an entirely remote workforce in 2020 due to the COVID-19 pandemic. We have established a strategy designed to protect against threats and vulnerabilities containing preventive and detective controls including, but not limited to, firewalls, intrusion detection systems, computer forensics, vulnerability scanning, server hardening, penetration testing, anti-virus software, data leak prevention, encryption and centralized event correlation monitoring. All such protective measures, as well as additional measures that may be required to comply with rapidly evolving data privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations, have and will continue to cause us to incur substantial expenses. Failure to timely upgrade or maintain computer systems, software and networks as necessary could also make us or our third-party service providers susceptible to breaches and unauthorized access and misuse. We may be required to expend significant additional resources to modify, investigate or remediate vulnerabilities or other exposures arising from data and cybersecurity risks.

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

Despite our efforts to ensure the integrity, confidentiality, availability, and authenticity of our proprietary systems and information, it is possible that we may not be able to anticipate or to implement effective preventive measures against all cyber threats. No security solution, strategy, or measures can address all possible security threats or block all methods of penetrating a network or otherwise perpetrating a security incident. The risk of unauthorized circumvention of our security measures or those of our third-party providers, clients and partners has been heightened by advances in computer and software capabilities and the increasing sophistication of hackers, including those operating on behalf of nation-state actors, who employ complex techniques involving the theft or misuse of personal and financial information, counterfeiting, “phishing” or social engineering incidents, account takeover attacks, denial or degradation of service attacks, malware, fraudulent payment and identity theft. Because the techniques used by hackers change frequently and are increasingly complex and sophisticated, and new technologies may not be identified until they are launched against a target, we and our third-party service providers may be unable to anticipate these techniques or detect an incident, assess its severity or impact, react or appropriately respond in a timely manner or implement adequate preventative measures. Our systems are also subject to compromise from internal threats, such as theft, misuse, unauthorized access or other improper actions by employees, service providers and other third parties with otherwise legitimate access to our systems or databases. The latency of a compromise is often measured in months, but could be years, and we may not be able to detect a compromise in a timely manner.

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

Personal privacy, data protection, information security and other regulations are significant issues in the United States and abroad. We are subject to a variety of laws and regulations that apply to our collection, use, retention, protection, disclosure, transfer and other processing of personal information, and our handling of personal data is regulated by federal, state and international governmental authorities and regulatory agencies. In addition to such laws and regulations, we may be subject to self-regulatory standards or other rules pertaining to information security and data protection proposed by privacy advocates, industry groups, other self-regulatory bodies or other information security or data protection-related organizations. These and other industry standards may legally or contractually apply to us, or we may elect to comply with such standards. Further, our contractual arrangements may impose additional, or more stringent, obligations upon us relating to our collection, use, retention, protection, disclosure, transfer and other processing of personal, financial and other data.

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

Recently, the most rapid development in U.S. data privacy and security laws has been at the state level. For example, on June 28, 2018, California enacted the California Consumer Privacy Act (the “CCPA”), which took effect on January 1, 2020. The CCPA increases privacy rights for California residents and imposes obligations on companies that process their personal information, including an obligation to provide certain new disclosures to such residents. Specifically, among other things, the CCPA creates new consumer rights, and imposes corresponding obligations on covered businesses, relating to the access to, deletion of and sharing of personal information collected by covered businesses, including California residents’ right to access and delete their personal information, opt out of certain sharing and sales of their personal information and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action is expected to increase the likelihood of, and risks associated with, data breach litigation. The CCPA was amended in September 2018, November 2019 and September 2020, and further amendments may be enacted. However, even in its current form, it remains unclear how various provisions of the CCPA will be interpreted and enforced. Additionally, on November 3, 2020, California voters approved a new privacy law, the California Privacy Rights Act (the “CPRA”), which will take effect in most material respects on January 1, 2023. The CPRA significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses related to our compliance efforts. It remains unclear how various provisions of the CCPA and CPRA will be interpreted and enforced, and multiple states have enacted or are expected to enact similar laws. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. The CCPA, CPRA and other similar state laws may require us to modify our data processing practices and policies and may increase our compliance costs and potential liability. There is also discussion in Congress of a new comprehensive federal data protection and privacy law to which we likely would be subject if it is enacted.

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

Internationally, many jurisdictions have established their own data security and privacy legal frameworks with which we may need to comply. For example, the European Union (the “EU”) has adopted the General Data Protection Regulation (the “GDPR”), which went into effect in May 2018 and contains numerous requirements and changes from previously existing EU law, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs. The GDPR requires data controllers to implement more stringent operational requirements for processors and controllers of personal data, including, for example, transparent and expanded disclosure to data subjects about how their personal information is to be used, limitations on retention of information, mandatory data breach notification requirements, and higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Economic Area (the “EEA”), including the United States. Fines for noncompliance with the GDPR are significant and can be up to the greater of €20 million or 4% of annual global turnover. The GDPR also provides that EU member states may introduce further conditions, including limitations, which could limit our ability to collect, use and share EU data, and could cause our compliance costs to increase, ultimately having an adverse impact on our business, and harming our business, financial condition, and results of operations.

In July 2020, the Court of Justice of the European Union (the “CJEU”) ruled the EU-US Privacy Shield Framework, one of the primary safeguards that allowed U.S. companies to import personal data from the EU to the U.S., was invalid. The CJEU’s decision also raised questions about whether the most commonly used mechanism for cross-border transfers of personal data out of the EEA, namely, the European Commission’s Standard Contractual Clauses, can lawfully be used for personal data transfers from the EU to the United States or other third countries the European Commission has determined do not provide adequate data protections under their laws. On June 4, 2021, the European Commission adopted new Standard Contractual Clauses, which impose on companies additional obligations relating to data transfers, including the obligation to conduct a transfer impact assessment and, depending on a party’s role in the transfer, to implement additional security measures and to update internal privacy practices. If we are unable to implement a valid mechanism for personal data transfers from the EU, we will face increased exposure to regulatory actions, substantial fines and injunctions against processing personal data from the EU. Similar challenges could also arise in other jurisdictions that adopt regulatory frameworks of equivalent complexity.

Further, the United Kingdom’s vote in favor of exiting the EU, often referred to as “Brexit,” and ongoing developments in the United Kingdom have created uncertainty with regard to data protection regulation in the United Kingdom. As of January 1, 2021, following the expiry of transitional arrangements agreed to between the United Kingdom and the EU, data processing in the United Kingdom is governed by a United Kingdom version of the GDPR (combining the GDPR and the United Kingdom’s Data Protection Act 2018), exposing us to two parallel regimes, each of which authorizes similar fines and other potentially divergent enforcement actions for certain violations. With respect to transfers of personal data from the EEA to the United Kingdom, the European Commission has published its draft adequacy decision, finding that the United Kingdom ensures an adequate level of data protection. Before the decision is formally adopted, the European Data Protection Board will need to issue a nonbinding opinion on the draft and each member state must approve the decision. There is currently uncertainty as to how long this process will take. In the interim, transfers of personal data from the EEA to the United Kingdom will not be considered transfers to a third country. Following the adoption of the adequacy decision, there will be increasing scope for divergence in application, interpretation and enforcement of the data protection law as between the United Kingdom and the EEA. Other countries have also passed or are considering passing laws requiring local data residency or restricting the international transfer of data.

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

The financial services industry is among the most extensively regulated industries in the United States. We operate investment advisory, broker-dealer, mutual fund and custodial businesses in the United States, each of which is subject to a specific and extensive regulatory scheme. In addition, we are subject to numerous state and federal laws and regulations of general application. It is very difficult to predict the future impact of the legislative and regulatory requirements affecting our business and our clients’ businesses.

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

Further, AMB, along with our mutual fund businesses, are subject to the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001 (the “PATRIOT Act”), and the implementing regulations thereunder, which require financial institutions, including broker-dealers, to establish anti-money laundering compliance programs, file suspicious activity and other reports with the U.S. government and maintain certain records. Broker-dealers and mutual funds must also implement related customer identification procedures and beneficial ownership identification procedures.

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

As required by the Advisers Act, the investment advisory agreements entered into by our investment adviser subsidiaries provide that an “assignment” of the agreement may not be made without the client’s consent. Under the 1940 Act, advisory agreements with registered funds provide that they terminate automatically upon “assignment” and the board of directors and the shareholders of the registered funds must approve a new agreement for advisory services to continue. Under both the Advisers Act and the 1940 Act, a change of ownership may constitute such an “assignment” if it is a change of control. For example, under certain circumstances, an assignment may be deemed to occur if a controlling block of voting securities is transferred, if any party acquires control, or, in certain circumstances, if a controlling party gives up control. Under the 1940 Act, a 25% voting interest is presumed to constitute control. HTSC, through its indirect subsidiary Huatai International Investment Holdings Limited (“HIIHL”), held a 70.1% voting interest in us as of June 30, 2021. An assignment or a change of control could be deemed to occur in the future if we, or one of our investment adviser subsidiaries, were to gain or lose a controlling person, or in other situations that may depend significantly on the facts and circumstances. In any such case we would seek to obtain the consent of our advisory clients, including any funds, to the assignment. Further, our U.S. broker-dealer subsidiary, AMB, is a member of FINRA and subject to FINRA rules, which could impede or delay a change of control. FINRA Rule 1017 generally provides that FINRA approval must be obtained in connection with any transaction resulting in a single person or entity acquiring or controlling, directly or indirectly, 25% or more of a FINRA member firm’s or its parent company’s equity. If we fail to obtain such consents or approval, our results of operations, financial condition or business could be adversely affected.

Risks Related to Ownership of Our Common Stock

Control by our principal stockholder could adversely affect our other stockholders.

HTSC, through its indirect subsidiary HIIHL, owned approximately 70.1% of our outstanding shares of common stock as of June  30, 2021, and controls our management and affairs, including determining the outcome of matters requiring stockholder approval. So long as HTSC continues to own a significant amount of the outstanding shares of our common stock, even if such amount is less than a majority, HTSC will continue to be able to strongly influence or effectively control our decisions, including matters requiring approval by our stockholders (including the election of directors and the approval of mergers or other extraordinary transactions), regardless of whether or not other stockholders believe that the transaction is in their own best interests. Such concentration of voting power could also have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

When these exemptions cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with them. We cannot predict or estimate the amount of additional costs we may incur as a result of losing our “emerging growth company” status or the timing of such costs.

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

General Risk Factors

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company	S-1/A	333-232312	3.1	July 8, 2019
3.2	Amended and Restated Bylaws of the Company	8-K	001-38980	3.1	July 22, 2019
4.1	Registration Rights Agreement by and between the Company and Huatai International Investment Holdings Limited, dated as of July 17, 2019	S-1	333-232312	4.2	June 24, 2019
10.1	Beta Services Master Subscription Agreement by and between Refinitiv US LLC and AssetMark Financial Holdings, Inc., dated May 21, 2020[1]					X
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

[1]

Portions of this exhibit have been omitted as the registrant has determined that (i) the omitted information is not material and (ii) the omitted information is of the type that the registrant customarily and actually treats as private or confidential.

*

The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates them by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in Concord, California, on the day of August 6, 2021.

ASSETMARK FINANCIAL HOLDINGS, INC.

By:	/s/ Natalie Wolfsen
Natalie Wolfsen
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gary Zyla
Gary Zyla
Chief Financial Officer
(Principal Financial Officer)