Form 10-Q
period 2021-09-30
AssetMark Financial Holdings, Inc.
filed 2021-11-09
CIK 1591587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 31, 2021, the number of shares of the registrant’s common stock outstanding was 73,550,507.

ASSETMARK FINANCIAL HOLDINGS, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q could be deemed forward-looking statements. For example, statements in this Form 10-Q regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “would,” “could,” “should,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology that conveys uncertainty of future events or outcomes. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict, including those identified under “Item 1A. Risk Factors”. In addition, any statements that refer to projections of our future financial performance and financial results; our anticipated growth strategies and anticipated trends in our business; our expectations regarding our industry outlook, market position, liquidity and capital resources, addressable market, investments in new products, services and capabilities; our ability to execute on strategic transactions; our ability to comply with existing, modified and new laws and regulations applying to our business; the impacts of the COVID-19 pandemic on our operations; demand from our customers and end investors; and other characterizations of future events or circumstances are forward-looking statements. These statements are only predictions based on our current expectations and projections about future events and are based upon information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. We are under no duty to update any of these forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our prior statements to actual results or revised expectations, except as required by law. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements as predictions of future events.

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

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

AssetMark Financial Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands except share data and par value)

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$50,448	$70,619
Restricted cash	12,000	11,000
Investments, at fair value	13,872	10,577
Fees and other receivables, net	9,776	8,891
Income tax receivable, net	11,154	8,596
Prepaid expenses and other current assets	11,305	13,637
Total current assets	108,555	123,320
Property, plant and equipment, net	7,788	7,388
Capitalized software, net	71,994	68,835
Other intangible assets, net	706,623	655,736
Operating lease right-of-use assets	23,315	27,496
Goodwill	440,757	338,848
Other assets	2,145	1,965
Total assets	$1,361,177	$1,223,588
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,024	$2,199
Accrued liabilities and other current liabilities	47,724	43,694
Total current liabilities	48,748	45,893
Long-term debt, net	115,000	75,000
Other long-term liabilities	17,190	16,302
Long-term portion of operating lease liabilities	29,288	31,820
Deferred income tax liabilities, net	159,475	149,500
Total long-term liabilities	320,953	272,622
Total liabilities	369,701	318,515
Stockholders’ equity:
Common stock, $0.001 par value (675,000,000 shares authorized and 73,548,557 and 72,459,255 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively)	74	72
Additional paid-in capital	923,511	850,430
Retained earnings	67,891	54,571
Total stockholders’ equity	991,476	905,073
Total liabilities and stockholders’ equity	$1,361,177	$1,223,588

The accompanying notes are an integral part of the condensed consolidated financial statements.

AssetMark Financial Holdings, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Asset-based revenue	$134,152	$103,808	$374,655	$304,170
Subscription-based revenue	3,172	—	3,172	—
Spread-based revenue	1,235	2,628	6,513	14,128
Other revenue	1,108	702	2,375	2,861
Total revenue	139,667	107,138	386,715	321,159
Operating expenses:
Asset-based expenses	38,697	33,431	110,609	98,530
Spread-based expenses	(484)	436	1,060	2,158
Employee compensation	44,051	42,802	150,800	131,663
General and operating expenses	18,794	15,947	52,599	48,695
Professional fees	5,071	3,636	14,349	10,627
Depreciation and amortization	10,648	8,670	29,849	25,826
Total operating expenses	116,777	104,922	359,266	317,499
Interest expense	1,061	1,344	2,606	4,445
Other income (expense), net	119	(15)	82	(4)
Income (loss) before income taxes	21,710	887	24,761	(781)
Provision for (benefit from) income taxes	9,460	(7,710)	11,441	(2,834)
Net income	12,250	8,597	13,320	2,053
Net comprehensive income	$12,250	$8,597	$13,320	$2,053
Net income per share attributable to common stockholders:
Basic	$0.17	$0.13	$0.19	$0.03
Diluted	0.17	0.12	0.19	0.03
Weighted average number of common shares outstanding, basic	72,921,794	67,282,040	71,764,582	67,211,341
Weighted average number of common shares outstanding, diluted	73,566,777	70,068,690	71,940,398	69,695,817

The accompanying notes are an integral part of the condensed consolidated financial statements.

AssetMark Financial Holdings, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands except share data)

For the three months ended September 30, 2021 and 2020

	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	earnings	income	equity
Balance at June 30, 2020	72,390,080	$72	$823,528	$55,839	$—	$879,439
Net income	—	—	—	8,597	—	8,597
Exercise of stock options	8,504	—	187	—	—	187
Issuance of common stock - vesting of restricted stock units	50,671	—	—	—	—	—
Share-based employee compensation	—	—	12,919	—	—	12,919
Balance at September 30, 2020	72,449,255	$72	$836,634	$64,436	$—	$901,142

Balance at June 30, 2021	72,540,664	$73	$890,534	$55,641	$—	$946,248
Net income	—	—	—	12,250	—	12,250
Issuance of common stock - vesting of restricted stock units	12,531	—	—	—	—	—
Share-based employee compensation	—	—	7,974	—	—	7,974
'Common stock issued in connection with business combination	994,028	1	24,909	—	—	24,910
Exercise of stock options	4,252	—	94	—	—	94
Cancellation of unvested restricted stock awards	(2,918)	—	—	—	—	—
Balance at September 30, 2021	73,548,557	$74	$923,511	$67,891	$—	$991,476

For the nine months ended September 30, 2021 and 2020

	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	earnings	income	equity
Balance at December 31, 2019	72,390,080	$72	$796,406	$62,383	$—	$858,861
Net income	—	—	—	2,053	—	2,053
Exercise of stock options	8,504	—	187	—	—	187
Issuance of common stock - vesting of restricted stock units	50,671	—	—	—	—	—
Share-based employee compensation	—	—	40,041	—	—	40,041
Balance at September 30, 2020	72,449,255	$72	$836,634	$64,436	$—	$901,142

Balance at December 31, 2020	72,459,255	$72	$850,430	$54,571	$—	$905,073
Net income	—	—	—	13,320	—	13,320
Issuance of common stock - vesting of restricted stock units	93,940	1	(1)	—	—	—
Share-based employee compensation	—	—	48,079	—	—	48,079
'Common stock issued in connection with business combination	994,028	1	24,909	—	—	24,910
Exercise of stock options	4,252	—	94	—	—	94
Cancellation of unvested restricted stock awards	(2,918)	—	—	—	—	—
Balance at September 30, 2021	73,548,557	$74	$923,511	$67,891	$—	$991,476

The accompanying notes are an integral part of the condensed consolidated financial statements.

AssetMark Financial Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,320	$2,053
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,849	25,826
Interest	540	456
Deferred income taxes	226	593
Share-based compensation	48,079	40,041
Impairment of right-of-use assets and property, plant, and equipment	—	2,381
Changes in certain assets and liabilities:
Fees and other receivables, net	(594)	2,853
Receivables from related party	(91)	(42)
Prepaid expenses and other current assets	4,866	4,796
Accounts payable, accrued liabilities and other current liabilities	14	(13,160)
Income tax receivable, net	(2,308)	(11,398)
Net cash provided by operating activities	93,901	54,399
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of WBI OBS Financial, LLC, net of cash received	—	(18,561)
Purchase of Voyant, Inc., net of cash received	(124,236)	—
Purchase of investments	(2,435)	(1,896)
Sale of investments	173	12
Purchase of property and equipment	(652)	(2,288)
Purchase of computer software	(26,016)	(18,750)
Net cash used in investing activities	(153,166)	(41,483)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from credit facility draw down	75,000	—
Payments on credit facility	(35,000)	—
Proceeds from exercise of stock options	94	187
Net cash provided by financing activities	40,094	187
Net change in cash, cash equivalents, and restricted cash	(19,171)	13,103
Cash, cash equivalents, and restricted cash at beginning of period	81,619	105,341
Cash, cash equivalents, and restricted cash at end of period	$62,448	$118,444
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$15,977	$8,807
Interest paid	1,870	3,985
Non-cash operating activities:
Non-cash changes to right-of-use assets	(1,176)	38,734
Non-cash changes to lease liabilities	(1,176)	40,078
Common stock issued in acquisition of business	24,910	—

The accompanying notes are an integral part of the condensed consolidated financial statements.

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

All dollar amounts presented are in thousands other than per share amounts for all notes.

Note 1. Organization and Nature of Business

These unaudited condensed consolidated financial statements include AssetMark Financial Holdings, Inc. and its subsidiaries, which include AssetMark Financial, Inc. (“AFI”), which is the parent company of AssetMark, Inc., AssetMark Trust Company, AssetMark Brokerage, LLC, AssetMark Retirement Services, Inc., Global Financial Private Capital, Inc., Global Financial Advisory, LLC, Voyant, Inc., WBI OBS Financial, Inc. and OBS Holdings, Inc. (collectively, the “Company”).

The Company’s legal entity structure as of September 30, 2021 was as follows:

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

Voyant, Inc. (“Voyant”), is a SaaS-based financial planning, wellness and client digital engagement solutions company that was originally formed in Texas on December 29, 2005 and was converted to a Delaware corporation on November 21, 2008.

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

Note 2. Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation have been included. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ended December 31, 2021 or any future period. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Risks and Uncertainties

The COVID-19 pandemic continues to rapidly evolve and has adversely impacted global commercial activities. Management expects COVID-19 related changes in market and investor behaviors to impact our asset- and spread-based revenue. However, given the uncertainty around the duration and extent of the COVID-19 pandemic, management cannot predict the impact on the Company’s results of operations, financial condition or liquidity in the fourth quarter for 2021 and subsequent periods.

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

Foreign Currency Policy

The Company is subject to gains and losses from foreign currency denominated transactions and the remeasurement of foreign currency denominated balance sheet accounts, both of which are included in other income (expense), net in the consolidated statements of comprehensive operations.

Geographic Sources of Revenue

Revenues attributable to customers outside of the United States totaled $3.5 million in the three and nine months ended September 30, 2021.

Revenue Recognition – Subscription-based Revenue

Subscription-based revenue represents revenue recognized from subscription fee arrangements in connection with financial planning and wealth management software solutions for use as a hosted application. Subscription fees from these applications are recognized over time on a ratable basis over the customer agreement term beginning on the date the solution is made available to the customer.

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

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2021	December 31, 2020
Prepaid expenses	$5,815	$8,182
Right-of-use leases	4,135	4,117
Other	1,355	1,338
Total	$11,305	$13,637

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4. Acquisition of Voyant

On July 1, 2021, the Company acquired all of the issued and outstanding equity interests of Voyant, Inc. (“Voyant”) through a merger of Voyant with and into a wholly owned subsidiary of AFI.

Voyant provides software as a service (“SaaS”) based financial planning and wealth management software solutions to advisors across financial institutions and small advisor firms in the United Kingdom, Canada, Australia, and the United States.

The Company acquired Voyant to add complementary financial planning tools to its existing suite of offerings and to strengthen Voyant’s growth prospects by leveraging the Company’s U.S. relationships. The Company is continuing to integrate the technology and operations of Voyant into the its wealth management channel.

The Company funded the acquisition with a combination of cash on hand and borrowings under its 2020 Revolving Credit Facility. The preliminary estimated consideration transferred in the acquisition was $149,146, net of cash received. The estimated fair values of working capital balances, identifiable intangible assets and goodwill are provisional and are based on the information that was available as of the acquisition date. The estimated fair values of these provisional items are based on certain valuation and other studies that remain in progress and are not yet determinable. The Company believes the preliminary information provides a reasonable basis for estimating the fair values of these amounts, but is waiting for additional information necessary to finalize those fair values. Therefore, provisional measurements of fair values reflected are subject to change and such changes could be significant. The Company expects to finalize the valuation of tangible assets and liabilities and identifiable intangible assets and goodwill and complete the acquisition accounting as soon as practicable but no later than July 1, 2022.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Cash and cash equivalents	$8,027
Intangible assets	56,100
Goodwill	101,909
Other assets	2,896
Total assets acquired	168,932
Deferred income tax liabilities	(9,749)
Other liabilities	(2,010)
Total liabilities assumed	(11,759)
Total net assets acquired	$157,173

The goodwill arising from the acquisition represents the expected synergistic benefits of the transaction, primarily related to lower future operating expenses and the knowledge and experience of the existing workforce. The goodwill is not deductible for income tax purposes.

A summary of preliminary estimated identifiable intangible assets acquired and estimated useful lives follows:

	Amount	Estimated Useful Life in Years
Technology	$23,100	9
Enterprise distribution channel customer relationships	22,600	Indefinite
Non-enterprise distribution channel customer relationships	6,800	15
Trade name	3,200	11
Non-compete agreements	400	3
Total intangible assets acquired	$56,100

The results of Voyant’s operations were included in the consolidated statements of operations beginning July 2, 2021 and were not considered material to the Company’s results of operations.

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 5. Goodwill and Other Intangible Assets

Goodwill

The Company’s goodwill balance was $440,757 and $338,848 as of September 30, 2021 and December 31, 2020, respectively. The Company, which has one reporting unit, performed an annual test for goodwill impairment in December for the years ended December 31, 2020 and 2019 and determined that goodwill was not impaired. The Company performed a qualitative test for goodwill impairment related to the COVID-19 pandemic and determined that an additional quantitative test was not necessary. Goodwill was not impaired as of September 30, 2021.

Other Intangible Assets

Information regarding the Company’s intangible assets is as follows:

September 30, 2021	Gross carrying amount	Accumulated amortization	Net carrying amount	Estimated remaining useful life
Indefinite-lived intangible assets:
Broker-dealer relationships	$570,480	$—	$570,480
Voyant enterprise distribution channel customer relationships	22,600	—	22,600
Definite-lived intangible assets:
Trade names	45,830	(11,267)	34,563	15 years
Broker-dealer license	11,550	(2,839)	8,711	15 years
ATC regulatory status	23,300	(5,728)	17,572	15 years
Voyant non-enterprise distribution channel customer relationships	6,800	(113)	6,687	15 years
GFPC adviser relationships	14,250	(2,502)	11,748	12 years
OBS adviser and trust relationships	9,500	(1,190)	8,310	11 years
Voyant trade name	3,200	(73)	3,127	11 years
Voyant technology	23,100	(642)	22,458	9 years
Voyant non-compete agreement	400	(33)	367	3 years
Total	$731,010	$(24,387)	$706,623

December 31, 2020	Gross carrying amount	Accumulated amortization	Net carrying amount	Estimated remaining useful life
Indefinite-lived intangible assets:
Broker-dealer relationships	$570,480	$—	$570,480
Definite-lived intangible assets:
Trade names	45,830	(9,548)	36,282	16 years
Broker-dealer license	11,550	(2,406)	9,144	16 years
ATC regulatory status	23,300	(4,854)	18,446	16 years
GFPC adviser relationships	14,250	(1,739)	12,511	12 years
OBS adviser and trust relationships	9,500	(627)	8,873	12 years
Total	$674,910	$(19,174)	$655,736

The weighted average estimated remaining useful life was 13.0 years for trade names, the broker-dealer license, ATC regulatory status, GFPC adviser relationships and OBS adviser and trust relationships, and Voyant intangible assets as of September 30, 2021. Amortization expense for definite-lived intangible assets was $2,312 and $1,451 for the three months ended September 30, 2021 and 2020, respectively. Amortization expense for definite-lived intangible assets was $5,213 and $4,227 for the nine months ended September 30, 2021 and 2020, respectively. The Company performed an annual test for intangible assets impairment in December for the years ended December 31, 2020 and 2019 and determined that intangible assets were not impaired.

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The expected future amortization expense for definite-lived intangible assets as of September 30, 2021 was as follows:

Remainder of 2021	$2,312
2022	9,248
2023	9,248
2024	9,181
2025	9,114
2026 and thereafter	74,440
Total	$113,543

Note 6. Accrued Liabilities and Other Current Liabilities

The following table shows the breakdown of accrued liabilities and other current liabilities:

	September 30, 2021	December 31, 2020
Accrued bonus	$15,784	$15,336
Compensation and benefits payable	4,179	10,423
Current portion of operating lease liability	4,128	4,095
Asset-based payables	3,222	1,339
Other accrued expenses	20,411	12,501
Total	$47,724	$43,694

Note 7. Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

	September 30, 2021	December 31, 2020
Deferred compensation plan liability	$13,369	$10,087
Purchase commitments related to acquisition of GFPC	2,214	3,910
Contractor liability	1,607	2,305
Total	$17,190	$16,302

Note 8. Fair Value Measurements

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value in the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, based on the three-tier fair value hierarchy:

	September 30, 2021
	Fair Value	Level I	Level II	Level III
Assets:
Equity investment and alternative investment securities funds(1)	$503	$503	$—	$—
Assets to fund deferred compensation liability(2)	13,369	13,369	—	—
Total assets	$13,872	$13,872	$—	$—
Liabilities:
Deferred compensation liability(3)	$13,369	$13,369	$—	$—
Total liabilities	$13,369	$13,369	$—	$—

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2020
	Fair Value	Level I	Level II	Level III
Assets:
Equity investment and alternative investment securities funds(1)	$490	$490	$—	$—
Assets to fund deferred compensation liability(2)	10,087	10,087	—	—
Total assets	$10,577	$10,577	$—	$—
Liabilities:
Deferred compensation liability(3)	$10,087	$10,087	$—	$—
Total liabilities	$10,087	$10,087	$—	$—

(1)

The fair value of the Company’s rabbi trust, which comprises equity investment and alternative investment securities funds, is based on the month-end quoted market prices for the net asset value of the various constituent funds and securities, which mature on a daily basis.

(2)

The deferred compensation asset fair value is based on the month-end quoted market prices for the net asset value of the various investment funds. The Company recognized unrealized gains (loss) of $(130), $990, and $900 related to this asset within the statements of comprehensive income for the three and nine months ended September 30, 2021, and for the year ended December 31, 2020, respectively.

(3)

The deferred compensation liability is included in other non-current liabilities in the consolidated balance sheets and its fair market value is based on the month-end market prices for the net asset value of the various funds in the Company’s Rabbi Trust which the participants have selected. The Company recognized other expenses (income) of $(130), $990 and $900 related to this liability within the statements of comprehensive income for the three and nine months ended September 30, 2021, and for the year ended December 31, 2020, respectively.

Note 9. Asset-Based Expenses

Asset-based expenses incurred by the Company relating to the generation of asset-based revenues are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Strategist and manager fees	$33,778	$27,269	$93,767	$79,454
Premier broker-dealer fees	1,930	2,607	7,530	8,356
Custody fees	1,588	1,533	5,022	4,648
Fund advisory fees	1,125	1,246	3,283	3,547
Marketing allowance	276	774	1,005	2,522
Other	—	2	2	3
Total	$38,697	$33,431	$110,609	$98,530

Note 10. Debt

On November 14, 2018, the Company executed a Credit Agreement (the “Prior Credit Agreement”) with Credit Suisse AG for a $250,000 term loan (the “Term Loan”) and a revolving line of credit (the “Revolver”) that permitted the Company to borrow up to $20,000 (the Term Loan and the Revolver, together the “Credit Facility”). The Term Loan was set to mature on November 14, 2025 and the Revolver was set to mature on November 14, 2023. On July 26, 2019, the Company made a partial repayment of $125 million of the Company’s outstanding indebtedness under the Term Loan and repaid the remaining outstanding amount on December 30, 2020 through the execution of the New Credit Agreement (as defined below).

On December 30, 2020, the Company entered into a Credit Agreement (the “New Credit Agreement”) with the Bank of Montreal for a new senior secured credit facility in an aggregate principal amount of $250,000, consisting of a revolving credit facility with commitments in an aggregate principal amount of $250,000 (the “2020 Revolving Credit Facility” and the loans thereunder, the “New Revolving Loans”), with an accordion option of up to $25,000. The Company drew down $75,000 under the 2020 Revolving Credit Facility on December 30, 2020, the proceeds of which, together with cash on hand, were used to repay in full the Company’s obligations under the Credit Facility. In connection with such repayment in full, the Prior Credit Agreement, the commitments thereunder and the guarantees and security interests with respect thereto were terminated and released, as applicable. The remaining portion of the 2020 Revolving Credit Facility is available to finance the working capital needs and for other general corporate purposes of the Company (including acquisitions, investments, dividends and share repurchases permitted under the New Credit

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Agreement). On June 22, 2021, the Company drew down $75,000 under the 2020 Revolving Credit Facility to partially finance the acquisition of Voyant. During the three months ended September 30, 2021, the Company paid down a total of $35,000.

The New Revolving Loans bear interest at a rate per annum equal to, at the Company’s option, either (i) LIBOR plus a margin based on the Company’s Total Leverage Ratio (as defined in the New Credit Agreement) or (ii) the Base Rate (as defined in the New Credit Agreement) plus a margin based on the Company’s Total Leverage Ratio. The margin will range between 1.00% and 2.625% for base rate loans and between 2.00% and 3.625% for LIBOR loans. The Company will pay a commitment fee based on the average daily unused portion of the commitments under the 2020 Revolving Credit Facility, a letter of credit fee equal to the margin then in effect with respect to the LIBOR loans under the 2020 Revolving Credit Facility, a fronting fee and any customary documentary and processing charges for any letter of credit issued under the New Credit Agreement. The 2020 Revolving Credit Facility is not subject to amortization and will mature on December 30, 2024.

Interest expense was $1,061 and $1,344 for the three months ended September 30, 2021 and 2020, respectively, and $2,606 and $4,445 for the nine months ended September 30, 2021 and 2020, respectively.

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

The Company has elected to use the practical expedient to exclude the non-lease component from the lease for all asset classes. The majority of the Company’s lease agreements are facility leases. Operating lease costs of $1,311 and $1,465, and related variable lease costs of $187 and $197, were recorded in general and operating expenses for the three months ended September 30, 2021 and 2020, respectively. Operating lease costs of $3,855 and $4,515, and related variable lease costs of $533 and $544, were recorded in general and operating expenses for the nine months ended September 30, 2021 and 2020, respectively. The Company’s leases had a weighted-average lease term of 6.5 years and used a weighted-average discount rate of 3.62% as of September 30, 2021. The Company paid $1,396 and $914 for amounts included in the measurement of lease liabilities for the three months ended September 30, 2021 and 2020, respectively, and $3,996 and $2,236 for the nine months ended September 30, 2021 and 2020, respectively. The Company received a cash allowance of $1,799 from lessors for leasehold improvements for the nine months ended September 30, 2021 which is included within the operating activities section of the Statement of Cash Flows under accounts payable, accrued liabilities and other current liabilities.

Future minimum lease payments under non-cancellable leases, as of September 30, 2021, were as follows:

Remainder of 2021	$1,418
2022	5,736
2023	5,693
2024	5,982
2025	5,822
2026 and thereafter	13,376
Total future minimum lease payments	38,027
Less: imputed interest	(4,611)
Total operating lease liabilities	$33,416

Note 12. Share-Based Compensation

On July 3, 2019, the Company’s Board of Directors adopted, and the Company’s sole stockholder approved, the 2019 Equity Incentive Plan (the “2019 Equity Incentive Plan”), which became effective on July 17, 2019, the date of effectiveness of the Company’s IPO (as defined below) registration statement on Form S-1. As of September 30, 2021, 2,005,589 shares were available for issuance under the 2019 Equity Incentive Plan.

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

These RSAs are subject to the same vesting schedule as the Class C Common Units of AssetMark Holdings, with 50% of the RSAs scheduled to vest in three (3) equal installments on the third, fourth and fifth anniversaries of November 18, 2016, subject to the recipient’s continued employment through the vesting date, and 50% subject to the recipient’s continued employment through February 1, 2021 and the satisfaction of a performance-based vesting condition. The performance condition for these RSAs was deemed to have been satisfied in connection with the IPO. In the event that the vesting conditions are not satisfied for any portion of an award, the shares covered by such RSAs will transfer automatically to the Company. Zero and 3,551,213 RSAs vested during the three and nine months ended September 30, 2021, respectively.

Share-based compensation expense related to the RSAs was $4,503 and $11,047 for the three months ended September 30, 2021 and 2020, respectively, and $39,473 and $36,080 for the nine months ended September 30, 2021 and 2020, respectively.

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

Share-based compensation expense related to the stock options was $394 and $585 for the three months ended September 30, 2021 and 2020, respectively, and $2,024 and $1,752 for the nine months ended September 30, 2021 and 2020, respectively.

Restricted Stock Units

Also in connection with the IPO, the Company issued restricted stock units (“RSUs”) to certain officers and sales employees covering an aggregate of 85,737 shares of the Company’s common stock under the 2019 Equity Incentive Plan. Each of these RSUs is scheduled to vest in substantially equal installments on each of the first three anniversaries of July 18, 2019. During 2020, the Company issued 310,225 RSUs to all officers, certain employees and independent directors of the board. During the first nine months of 2021, the Company issued 815,099 RSUs to all officers, certain employees and independent directors of the board. Most of these RSUs are scheduled to vest in substantially equal installments on each of the first four anniversaries of the date of grant.

Share-based compensation expense related to the RSUs was $2,024 and $705 for the three months ended September 30, 2021 and 2020, respectively, and $4,128 and $1,489 for the nine months ended September 30, 2021 and 2020, respectively.

Stock Appreciation Rights

During 2020, the Company issued stock appreciation rights (“SARs”) with an aggregate grant date fair value of $9,239 to certain officers with respect to 831,902 shares of the Company’s common stock under the 2019 Equity Incentive Plan. Each SAR has a strike price equal to the fair market value of the Company’s common stock on the date of grant and is scheduled to vest and become exercisable in substantially equal installments on each of the first four anniversaries of the date of grant. Upon exercise, each of these SARs will be settled in shares of the Company’s common stock with a value equal to the excess, if any, of the fair market value of the Company’s common stock measured on the exercise date over the strike price. During the first nine months of 2021, the Company issued 894,411 SARs to certain officers.

Share-based compensation expense related to SARs was $1,053 and $582 for the three months ended September 30, 2021 and 2020, respectively, and $2,454 and $720 for the nine months ended September 30, 2021 and 2020, respectively.

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

Guarantee

The Company and its subsidiaries have certain contingent liabilities with respect to a guarantee agreement with a third party. Under the terms of the guarantee arrangement, the Company would generally be required to perform should the affiliated company third party fail to fulfill its obligations under the arrangements.

Note 14. Income Taxes

The Company’s effective income tax rate differs from the federal corporate tax rate of 21.0%, primarily as a result of state taxes and the income tax effects of the Company’s share-based compensation.

The Company’s effective tax rate was 43.6% and (869.2)% for the three months ended September 30, 2021 and 2020, respectively, and 46.2% and 362.9% for the nine months ended September 30, 2021 and 2020, respectively. These changes were primarily due to changes in the relative amounts of the Company’s share-based compensation and income before taxes across periods.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. The provisions of the CARES Act affecting corporations include, but are not limited to, elimination of certain limitations for utilizing net operating losses, relaxation of limitations on interest deductions, the expensing of costs of acquired qualified improvement property, employee retention tax credits and deferral of payroll taxes. There was no significant impact of this new law on the Company’s financial condition and results of operations for the three and nine months ended September 30, 2021.

Note 15. Related Party Transactions

As of September 30, 2021 and December 31, 2020, the Company had a receivable due from Huatai Securities Co., Ltd. (“HTSC”) of $234 and $143, respectively, which represents the cash paid by the Company with respect to certain professional services incurred on behalf of HTSC related to IFRS audit fees required for HTSC’s consolidated audit.

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 16. Net Income Per Share Attributable to Common Stockholders

Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. For the calculation of diluted net income per share, the basic weighted average number of shares of common stock outstanding is increased by the dilutive effect (if any) of stock options, restricted stock awards, restricted stock units and stock appreciation rights.

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income per share attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income attributable to common stockholders	$12,250	$8,597	$13,320	$2,053

Weighted average number of shares of common stock used in computing net income per share attributable to common stockholders, basic	72,921,794	67,282,040	71,764,582	67,211,341
Net income per share attributable to common stockholders, basic	$0.17	$0.13	$0.19	$0.03

Weighted average shares used in computing net income per share attributable to common stockholders, basic	72,921,794	67,282,040	71,764,582	67,211,341
Effect of dilutive shares:
Unvested RSAs	414,753	2,772,376	—	2,330,976
Unvested RSUs	230,230	14,274	175,816	153,500
Diluted number of weighted-average shares outstanding	73,566,777	70,068,690	71,940,398	69,695,817
Net income per share attributable to common stockholders, diluted	$0.17	$0.12	$0.19	$0.03

The following securities were not included in the computation of diluted shares because such securities did not have a dilutive effect.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	889,215	900,271	889,215	900,271
SARs	1,702,546	831,902	1,702,546	831,902
RSUs	192,733	314,957	207,187	18,073
RSAs	—	—	601,594	—
Total	2,784,494	2,047,130	3,400,542	1,750,246

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

Overview

AssetMark is committed to transforming financial advice by enabling holistic financial wellness and empowering independent advisors to help their clients reach their goals. We are a leading provider of extensive wealth management and technology solutions. Our platform enables advisers to outsource high-cost and specialty services that would otherwise require significant investments of time and money—helping to level the playing field for independent financial advisers of all sizes. We provide an end-to-end experience, spanning nearly all elements of an adviser’s engagement with his or her client—from initial conversations to ongoing financial planning discussions, including performance reporting and billing. In addition, our platform provides tools and capabilities for advisers to better manage their day-to-day business activities, giving them more time for meaningful conversations with investors.

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

Business Highlights

•

We completed the acquisition of Voyant on July 1, 2021. Through the Voyant acquisition, we acquired capabilities to provide wealth management and technology solutions for independent financial advisors.

Financial Highlights

•

Total revenue for the quarter ended September 30, 2021 was $139.7 million, up $32.5 million, or 30.4%, from $107.1 million for the quarter ended September 30, 2020. Asset-based revenue for the quarter ended September 30, 2021 was $134.2 million, up $30.3 million, or 29.2%, from $103.8 million for the quarter ended September 30, 2020. Spread-based revenue for the quarter ended September 30, 2021 was $1.2 million, down $1.4 million, or 53.0%, from $2.6 million for the quarter ended September 30, 2020.

•	Net income for the quarter ended September 30, 2021 was $12.3 million, or $0.17 per share, compared to $8.6 million, or $0.13 per share, for the quarter ended September 30, 2020.
•

Adjusted net income for the quarter ended September 30, 2021 was $29.9 million, compared to $18.2 million for the quarter ended September 30, 2020. For a reconciliation of net income, the most directly comparable GAAP financial measure, to adjusted net income, see the section titled “—Key Operating Metrics—Non-GAAP Financial Metrics—Adjusted Net Income.”

•

Adjusted EBITDA for the quarter ended September 30, 2021 was $44.8 million, compared to $29.3 million for the quarter ended September 30, 2020. For a reconciliation of net income, the most directly comparable GAAP financial measure, to adjusted EBITDA, see the section titled “—Key Operating Metrics—Non-GAAP Financial Metrics—Adjusted EBITDA.”

Asset and Adviser Growth Trends

•	Platform assets were $86.8 billion as of September 30, 2021, up 29.1% from $67.3 billion as of September 30, 2020.
•	We had 2,749 engaged advisers on our platform as of September 30, 2021, up 14.6% from 2,398 as of September 30, 2020.

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

Increase of New Financial Advisers on Our Platform

Within the wealth management industry, the percentage of assets served by independent financial advisers is forecasted to grow from 42% in 2020 to 47% in 2025, based on our internal estimates and Cerulli data on expected industry growth. We seek to capitalize on this trend and attract new financial advisers to our platform by continuing to invest in our technology platform, sales and service standards and curated investment offering. Our business will depend in part on our ability to continue to attract new advisers to our platform.

Technology Development

We invested $52 million in the development of our technology and our dedicated technology team during the nine months ended September 30, 2021. We intend to continue to invest in our technology platform to address the needs of financial advisers and their investors. Our revenue growth will depend, in part, on our ability to continue to launch new offerings and deliver solutions to financial advisers efficiently. While these investments may delay or reduce our profitability, we believe they will enable us to grow our revenue meaningfully in the long term.

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

Acquisitions

Our success in pursuing and executing strategic transactions may impact our assets and revenue. From 2014 to 2020, we have acquired the platform assets of four firms, which have collectively added $9.4 billion in platform assets. In March 2021, we announced our agreement to acquire Voyant, a leading global provider of SaaS-based financial planning and client digital engagement solutions, which closed on July 1, 2021. We expect to continue to selectively seek acquisitions that will enhance our scale, operating leverage and capabilities to further deepen our offering to advisers and investors.

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

Key metrics for the three and nine months ended September 30, 2021 and 2020 include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operational metrics:
Platform assets (at period-beginning) (millions of dollars)	$84,594	$63,229	$74,520	$61,608
Net flows (millions of dollars)	2,830	1,209	6,985	3,951
Market impact net of fees (millions of dollars)	(598)	2,816	5,321	(365)
Acquisition impact (millions of dollars)	—	—	—	2,060
Platform assets (at period-end) (millions of dollars)	$86,826	$67,254	$86,826	$67,254
Net flows lift (% of beginning-of-year platform assets)	3.8%	2.0%	9.4%	6.4%
Advisers (at period-end)	8,552	8,473	8,552	8,473
Engaged advisers (at period-end)	2,749	2,398	2,749	2,398
Assets from engaged advisers (at period-end) (millions of dollars)	$79,667	$60,043	$79,667	$60,043
Households (at period-end)	203,004	182,683	203,004	182,683
New producing advisers	201	171	596	566
Production lift from existing advisers (annualized %)	23.7%	18.7%	24.0%	19.4%
Assets in custody at ATC (at period-end) (millions of dollars)	$65,656	$47,989	$65,656	$47,989
ATC client cash (at period-end) (millions of dollars)	$2,611	$2,656	$2,611	$2,656
Financial metrics:
Total revenue (millions of dollars)	$140	$107	$387	$321
Net income (millions of dollars)	$12.2	$8.6	$13.3	$2.1
Net income margin (%)	8.8%	8.0%	3.4%	0.6%
Capital expenditure (millions of dollars)	$9.3	$8.3	$26.7	$21.0
Non-GAAP financial metrics:
Adjusted EBITDA (millions of dollars)	$44.8	$29.3	$118.9	$83.0
Adjusted EBITDA margin (%)	32.0%	27.4%	30.7%	25.9%
Adjusted net income (millions of dollars)	$29.9	$18.2	$78.6	$51.0

Platform Assets

We believe that the amount of assets on our platform is an important indicator of the strength and growth of our business, our increased customer footprint and the market acceptance of our platform. We define platform assets as all assets on the AssetMark platform, whether these are assets for which we provide advisory services, referred to as regulatory assets under management (“AUM”), or non-advisory assets under administration, assets held in cash accounts or otherwise not managed (collectively, “Other Assets”). There is generally no material economic difference to our financial results whether assets are considered AUM or Other Assets. We view our platform assets as reflective of our revenue growth and potential for future growth. Year-over-year platform assets as of September 30, 2021 were significantly positively impacted by the market recovery following the initial market decline during the early stages of the COVID-19 pandemic in March of 2020, as well as from additional market growth and the addition of new platform assets between the quarter ended September 30, 2020 and the quarter ended September 30, 2021. We had platform assets of $86,826 million and $67,254 million as of September 30, 2021 and 2020, respectively. Our regulatory AUM totaled $55,361 million and $41,546 million as of September 30, 2021 and 2020, respectively. We intend to continue growing our platform assets with enhancements to our technology, services and investment solutions. We expect the growth in our platform assets will remain a significant indicator of our business momentum and results of operations as existing advisers and new advisers realize the benefits of our platform. Our platform assets in any period may continue to fluctuate as a result of several factors, including our adviser satisfaction with the functionality, features, performance or pricing of our offering, overall fluctuations in the securities markets and other factors, a number of which are beyond our control.

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

ATC Client Cash (at Period-End)

In general, all accounts with ATC are required to have cash at a minimum level ranging from of 1.5% to 5% of invested assets. In addition to this minimum amount, strategists and advisers have the discretion to hold additional invested assets in cash. We refer to the aggregate amount of cash held at ATC as ATC client cash. As of September 30, 2021 and 2020, ATC client cash accounted for 4% and 6%, respectively, of the total assets in custody at ATC. As of September 30, 2021 and 2020, 100% of the ATC client cash was placed with the ATC-insured cash deposit program and was the primary source of spread-based revenue for our business.

Total Revenue

Total revenue includes all revenue that we recognize, including asset-based revenue, spread-based revenue, subscription-based revenue and other revenue. In June 2020, we transitioned certain third-party mutual fund strategies from retail to institutional share classes, which have lower operating expense ratios than our retail share class mutual fund offerings. This transition resulted in a lower overall cost of investment for clients, and, coupled with changes in pricing for these products, negatively impacted our total revenue.

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

Set forth below is a reconciliation from net income and net income margin, the most directly comparable GAAP financial measures, to adjusted EBITDA and adjusted EBITDA margin for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Three Months Ended September 30,
(in thousands except for percentages)	2021	2020	2021	2020
Net income	$12,250	$8,597	8.8%	8.0%
Provision for (benefit from) income taxes	9,460	(7,710)	6.8%	(7.2)%
Interest income	(18)	(111)	—	(0.1)%
Interest expense	1,061	1,344	0.8%	1.3%
Amortization/depreciation	10,648	8,670	7.6%	8.1%
EBITDA	33,401	10,790	24.0%	10.1%
Share-based compensation(1)	7,974	12,919	5.7%	12.1%
Reorganization and integration costs(2)	2,315	101	1.7%	0.1%
Acquisition expenses(3)	948	3,014	0.7%	2.8%
Business continuity plan(4)	4	42	—	—
Office closures(5)	—	2,479	—	2.3%
Unrealized loss (gain) in investments	119	(15)	0.1%	—
Adjusted EBITDA	$44,761	$29,330	32.2%	27.4%

	Nine Months Ended September 30,		Nine Months Ended September 30,
(in thousands except for percentages)	2021	2020	2021	2020
Net income	$13,320	$2,053	3.4%	0.6%
Provision for (benefit from) income taxes	11,441	(2,834)	3.0%	(0.9)%
Interest income	(116)	(842)	—	(0.3)%
Interest expense	2,606	4,445	0.7%	1.4%
Amortization/depreciation	29,849	25,826	7.7%	8.1%
EBITDA	57,100	28,648	14.8%	8.9%
Share-based compensation(1)	48,079	40,041	12.4%	12.5%
Reorganization and integration costs(2)	8,094	248	2.1%	0.1%
Acquisition expenses(3)	5,236	10,239	1.4%	3.2%
Business continuity plan(4)	136	1,383	—	0.4%
Office closures(5)	167	2,479	—	0.8%
Unrealized loss (gain) in investments	82	(4)	—	—
Adjusted EBITDA	$118,894	$83,034	30.7%	25.9%

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

Set forth below is a summary of the adjustments involved in the reconciliation from net income and net income margin, the most directly comparable GAAP financial measures, to adjusted EBITDA and adjusted EBITDA margin for the three and nine months ended September 30, 2021 and 2020, broken out by compensation and non-compensation expenses.

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
(in thousands)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Share-based compensation(1)	$7,974	$—	$7,974	$12,919	$—	$12,919
Reorganization and integration costs(2)	1,484	831	2,315	101	—	101
Acquisition expenses(3)	178	770	948	1,409	1,605	3,014
Business continuity plan(4)	—	4	4	—	42	42
Office closures(5)	—	—	—	—	2,479	2,479
Unrealized loss (gain) in investments	—	119	119	—	(15)	(15)
Total adjustments to adjusted EBITDA	$9,636	$1,724	$11,360	$14,429	$4,111	$18,540

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
(in percentages)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Share-based compensation(1)	5.7%	—	5.7%	12.1%	—	12.1%
Reorganization and integration costs(2)	1.1%	0.6%	1.7%	0.1%	—	0.1%
Acquisition expenses(3)	0.1%	0.5%	0.6%	1.3%	1.5%	2.8%
Business continuity plan(4)	—	—	—	—	—	—
Office closures(5)	—	—	—	—	2.3%	2.3%
Unrealized loss (gain) in investments	—	—	—	—	—	—
Total adjustments to adjusted EBITDA margin %	6.9%	1.1%	8.0%	13.5%	3.8%	17.3%

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
(in thousands)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Share-based compensation(1)	$48,079	$—	$48,079	$40,041	$—	$40,041
Reorganization and integration costs(2)	4,417	3,677	8,094	250	(2)	248
Acquisition expenses(3)	1,403	3,833	5,236	4,858	5,381	10,239
Business continuity plan(4)	12	124	136	1,082	301	1,383
Office closures(5)	—	167	167	—	2,479	2,479
Unrealized loss (gain) in investments	—	82	82	—	(4)	(4)
Total adjustments to adjusted EBITDA	$53,911	$7,883	$61,794	$46,231	$8,155	$54,386

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
(in percentages)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Share-based compensation(1)	12.4%	—	12.4%	12.5%	—	12.5%
Reorganization and integration costs(2)	1.1%	1.0%	2.1%	0.1%	—	0.1%
Acquisition expenses(3)	0.4%	1.0%	1.4%	1.5%	1.7%	3.2%
Business continuity plan(4)	—	—	—	0.3%	0.1%	0.4%
Office closures(5)	—	—	—	—	0.8%	0.8%
Unrealized loss (gain) in investments	—	—	—	—	—	—
Total adjustments to adjusted EBITDA margin %	13.9%	2.0%	15.9%	14.4%	2.6%	17.0%

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

Set forth below is a reconciliation from net income, the most directly comparable GAAP financial measure, to adjusted net income for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
(in thousands)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Net income			$12,250			$8,597
Acquisition-related amortization(1)	$—	$5,969	5,969	$—	$5,108	5,108
Expense adjustments(2)	1,662	1,605	3,267	1,510	4,126	5,636
Share-based compensation	7,974	—	7,974	12,919	—	12,919
Other expenses	—	119	119	—	(15)	(15)
Tax effect of adjustments(3)	(391)	677	286	(393)	(13,696)	(14,089)
Adjusted net income	$9,245	$8,370	$29,865	$14,036	$(4,477)	$18,156

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
(in thousands)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Net income			$13,320			$2,053
Acquisition-related amortization(1)	$—	$16,185	16,185	$—	$15,324	15,324
Expense adjustments(2)	5,832	7,801	13,633	6,190	8,159	14,349
Share-based compensation	48,079	—	48,079	40,041	—	40,041
Other expenses	—	82	82	—	(4)	(4)
Tax effect of adjustments(3)	(1,371)	(11,331)	(12,702)	(1,609)	(19,146)	(20,755)
Adjusted net income	$52,540	$12,737	$78,597	$44,622	$4,333	$51,008

(1)	Relates to intangible assets established in connection with HTSC’s acquisition of our Company in 2016.
(2)	Consists of the adjustments to EBITDA listed in the adjusted EBITDA reconciliation table above other than share-based compensation.
(3)	Consists of the provision for income taxes under US GAAP and the estimated tax impact of expense adjustments and acquisition-related amortization.

Components of Results of Operations

Revenue

Asset-Based Revenue

A majority of our revenue is derived from the fees we charge as a percentage of platform assets. We record this revenue as asset-based revenue. Our asset-based revenue varies based on the types of investment solutions and services that financial advisers utilize for their clients. Asset-based revenue accounted for approximately 96.1% and 96.9% of our total revenue for the three months ended September 30, 2021 and 2020, respectively, and approximately 96.6% and 94.7% of our total revenue for the nine months ended September 30, 2021 and 2020. Asset-based revenue increased in the third quarter of 2021 due to higher assets under management as a result of the continued market recovery from the COVID-19 pandemic.

Spread-Based Revenue

Our spread-based revenue consists of the fees we earn on cash custodied at ATC, one of our wholly owned subsidiaries and one of several custodians offered on our platform. ATC’s program utilizes third-party banks to place and hold client cash and is paid interest-rate-sensitive fees calculated by reference to such deposits. Spread-based revenue decreased in the third quarter of 2021, primarily, as a result of the continued decline in interest rates in the U.S.

Subscription-Based Revenue

Subscription-based revenue represents revenue recognized from subscription fee arrangements in connection with financial planning and wealth management software solutions for use as a hosted application. We began recognizing revenue related to subscription fee arrangements as a result of the Voyant acquisition in July 2021.

Other Revenue

Other revenue consists primarily of interest earned on operating cash held by us. Other one-time income items are reported under “Other Revenue,” as discussed elsewhere in this section. We expect other revenue to decrease in future periods as a result of the recent significant decline in interest rates in the U.S.

Operating Expenses

Asset-Based Expenses

Asset-based expenses primarily relate to costs incurred directly from the generation of asset-based revenue, including strategist, investment manager and sub-advisory fees, custody fees paid to our third-party custodian partners, payments to our broker-dealer partners and business development allowance payments for our premier advisers. These expenses are typically calculated based upon a percentage of the market value of assets held in customer accounts measured as of the end of each fiscal quarter. Asset-based expenses increased in the third quarter of 2021 largely due to higher assets under management as a result of continued market recovery from the COVID-19 pandemic.

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

Interest Expense

Interest expense reflects the interest paid on our Term Loan and 2020 Revolving Credit Facility, which may fluctuate over time.

Other Expense

Other expense represents the expense associated with our deferred compensation plan, along with the gains and losses from the related investments.

Results of Operations

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

The following discussion presents an analysis of our results of operations for the three months ended September 30, 2021 and 2020. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items.

	Three months ended September 30,
(in thousands)	2021	2020	$ Change	% Change
Revenue:
Asset-based revenue	$134,152	$103,808	$30,344	29.2
Subscription-based revenue	3,172	—	3,172	—
Spread-based revenue	1,235	2,628	(1,393)	(53.0)
Other revenue	1,108	702	406	57.8
Total revenue	139,667	107,138	32,529	30.4
Operating expenses:
Asset-based expenses	38,697	33,431	5,266	15.8
Spread-based expenses	(484)	436	(920)	(211.0)
Employee compensation	44,051	42,802	1,249	2.9
General and operating expenses	18,794	15,947	2,847	17.9
Professional fees	5,071	3,636	1,435	39.5
Depreciation and amortization	10,648	8,670	1,978	22.8
Total operating expenses	116,777	104,922	11,855	11.3
Interest expense	1,061	1,344	(283)	(21.1)
Other expense, net	119	(15)	134	893.3
Income before income taxes	21,710	887	20,823	(2,347.6)
Provision for (benefit from) income taxes	9,460	(7,710)	17,170	(222.7)
Net comprehensive income	$12,250	$8,597	$3,653	(42.5)

Asset-Based Revenue

Asset-based revenue increased by $30.3 million, or 29.2%, from $103.8 million in the three months ended September 30, 2020 to $134.2 million in the three months ended September 30, 2021. This increase was primarily related to increased platform fees and advisory fees associated with growth in platform assets.

Subscription-Based Revenue

Subscription-based revenue increased by $3.2 million from the three months ended September 30, 2020 to the three months ended September 30, 2021 due to the acquisition of Voyant on July 1, 2021.

Spread-Based Revenue

Spread-based revenue decreased by $1.4 million, or 53.0%, from $2.6 million in the three months ended September 30, 2020 to $1.2 million in the three months ended September 30, 2021. This decrease was primarily due to a $0.7 million decrease in interest earned on cash invested through ATC’s insured cash deposit program due to the lower interest rate environment, with the remaining decrease driven by a one-time change in presentation of Securities Backed Line of Credit (“SBLOC”) revenue that resulted in a net decrease of $0.8 million of spread-based revenue and related spread-based expense.

Other Revenue

Other revenue increased by $0.4 million, or 57.8%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This increase is primarily related to a $0.5 million increase in consulting revenue in connection with the Voyant acquisition, partially offset by a $0.1 million decrease in interest attributable to lower interest rates for the quarter ended September 30, 2021.

Asset-Based Expenses

Asset-based expenses increased by $5.3 million, or 15.8%, from $33.4 million in the three months ended September 30, 2020 to $38.7 million in the three months ended September 30, 2021. The increase in asset-based expenses was primarily driven by higher payments to third-party strategists attributed to increased assets on the platform as compared to the prior year.

Spread-Based Expenses

Spread-based expenses decreased by $0.9 million, or 211.0%, from $0.4 million in the three months ended September 30, 2020 to $(0.5) million in the three months ended September 30, 2021. The decrease was primarily driven by a one-time change in presentation of SBLOC revenue that resulted in a net decrease of $0.8 million of spread-based expense and related spread-based revenue.

Employee Compensation

Employee compensation increased by $1.3 million, or 2.9%, from $42.8 million in the three months ended September 30, 2020 to $44.1 million in the three months ended September 30, 2021. This increase was primarily driven by a $6.0 million increase in salaries and related expenses attributable to our ongoing growth, along with $1.4 million in increased reorganization and integration costs. The increase was partially offset by a $4.9 million decrease in share-based compensation and a $1.2 million decrease in acquisition-related expenses.

General and Operating Expenses

General and operating expenses increased by $2.9 million, or 17.8%, from $15.9 million in the three months ended September 30, 2020 to $18.8 million in the three months ended September 30, 2021. This increase was primarily due to $2.0 million in higher broker dealer payments, a $1.8 million increase in event and travel costs, a $0.7 million increase in software and subscription costs, a $0.4 million increase in reorganization and integration costs, a $0.4 million increase in charitable contributions, a $0.3 million increase in trading fees, a $0.3 million increase in advertising costs, and a $0.1 million increase in IT costs. The increase was partially offset by $2.5 million in lower office closure-related costs, and a $0.7 million decrease in acquisition related costs.

Professional Fees

Professional fees increased by $1.4 million, or 39.5%, from $3.6 million in the three months ended September 30, 2020 to $5.1 million in the three months ended September 30, 2021. This increase was driven by a $0.8 million increase in general professional and outsourcing-related expenses, a $0.4 million increase in audit and consulting-related expenses and a $0.4 million increase in reorganization and integration costs. The increase was partially offset by $0.2 million decrease in acquisition-related costs.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by $2.0 million, or 22.8%, from $8.7 million in the three months ended September 30, 2020 to $10.6 million in the three months ended September 30, 2021. The increase was primarily driven by $1.1 million in increased depreciation and amortization in connection with incremental assets placed in service and $0.9 million in additional amortization expense resulting from the Voyant acquisition. When HTSC acquired us on October 31, 2016, all intangible assets were adjusted to fair value, and those assets with definite lives commenced amortization schedules ranging from 5 to 20 years. Because fewer than five years have elapsed since the acquisition in late 2016, we experienced minimal fully amortized asset run-off in 2018, 2019, 2020 and 2021 with which to offset the incremental assets recently placed in service.

Interest Expense

Interest expense decreased by $0.3 million, or 21.1%, from $1.3 million in the three months ended September 30, 2020 to $1.1 million in the three months ended September 30, 2021. This decrease can primarily be attributed to lower interest rates on our 2020 Revolving Credit Facility during the third quarter of 2021 compared to our term loan during the third quarter of 2020.

Other Expense, net

Other expenses, net, increased by $134 thousand from $(15) thousand in the three months ended September 30, 2020 to $119 thousand in the three months ended September 30, 2021. This increase was primarily driven by remeasurement losses from transactions denominated in foreign currencies, and a decrease in the unrealized gain on investments held in our Rabbi Trust period over period.

Provision for (benefit from) Income Taxes

Provision for income taxes increased by $17.2 million, or 222.7%, from a benefit of $7.7 million in the three months ended September 30, 2020 to an expense of $9.5 million in the three months ended September 30, 2021. This increase was due to the increase in our income before income taxes.

Net Comprehensive Income

Net comprehensive income increased by $3.7 million, or 42.5%, from $8.6 million in the three months ended September 30, 2020 to $12.3 million in the three months ended September 30, 2021.

The increase was primarily due to a net increase of $25.1 million in asset-based revenue due to growth in our platform assets. The increase was partially offset by a $17.2 million increase in the provision for income taxes driven by an increase in pre-tax income, a $2.8 million increase in general and operating expenses, and a $2.0 million increase in depreciation and amortization due to additional intangible assets recognized through the Voyant acquisition.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

The following discussion presents an analysis of our results of operations for the nine months ended September 30, 2021 and 2020. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items.

	Nine months ended September 30,
(in thousands)	2021	2020	$ Change	% Change
Revenue:
Asset-based revenue	$374,655	$304,170	$70,485	23.2
Spread-based revenue	6,513	14,128	(7,615)	(53.9)
Subscription-based revenue	3,172	—	3,172	—
Other revenue	2,375	2,861	(486)	(17.0)
Total revenue	386,715	321,159	65,556	20.4
Operating expenses:
Asset-based expenses	110,609	98,530	12,079	12.3
Spread-based expenses	1,060	2,158	(1,098)	(50.9)
Employee compensation	150,800	131,663	19,137	14.5
General and operating expenses	52,599	48,695	3,904	8.0
Professional fees	14,349	10,627	3,722	35.0
Depreciation and amortization	29,849	25,826	4,023	15.6
Total operating expenses	359,266	317,499	41,767	13.2
Interest expense	2,606	4,445	(1,839)	(41.4)
Other expense, net	82	(4)	86	2,150.0
Income (loss) before income taxes	24,761	(781)	25,542	3,270.4
Provision for (benefit from) income taxes	11,441	(2,834)	14,275	(503.7)
Net comprehensive income	$13,320	$2,053	$11,267	(548.8)

Asset-Based Revenue

Asset-based revenue increased by $70.5 million, or 23.2%, from $304.2 million in the nine months ended September 30, 2020 to $374.7 million in the nine months ended September 30, 2021. This increase was primarily related to increased platform fees and advisory fees of $77.1 million associated with growth in platform assets. This increase was partially offset by lower custodial revenue of $6.6 million primarily associated with our conversion of third-party mutual fund strategies from retail to institutional shares in the second quarter of 2020.

Spread-Based Revenue

Spread-based revenue decreased by $7.6 million, or 53.9%, from $14.1 million in the nine months ended September 30, 2020 to $6.5 million in the nine months ended September 30, 2021. The decrease can primarily be attributed to the lower interest rate environment.

Subscription-Based Revenue

Subscription-based revenue increased by $3.2 million from the nine months ended September 30, 2020 to the nine months ended September 30, 2021 due to the acquisition of Voyant on July 1, 2021.

Other Revenue

Other revenue decreased by $0.5 million, or 17.0%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This decrease is primarily related to a $0.7 million decrease in interest income attributable to lower interest rates for the nine months ended September 30, 2021, partially offset by an increase in consulting revenue in connection with the Voyant acquisition.

Asset-Based Expenses

Asset-based expenses increased by $12.1 million, or 12.3%, from $98.5 million in the nine months ended September 30, 2020 to $110.6 million in the nine months ended September 30, 2021. The increase in asset-based expense was primarily driven by higher payments to third party strategists attributed to increased platform assets compared to the prior year.

Spread-Based Expenses

Spread-based expenses decreased by $1.1 million, or 50.9%, from $2.2 million in the nine months ended September 30, 2020 to $1.1 million in the nine months ended September 30, 2021. This decrease was primarily due to lower interest-credited payments to clients as a result of the lower overall interest rate environment.

Employee Compensation

Employee compensation increased by $19.1 million, or 14.5%, from $131.7 million in the nine months ended September 30, 2020 to $150.8 million in the nine months ended September 30, 2021. This increase was primarily driven by a $8.0 million increase in share-based compensation in connection with the departure of our former chief executive officer and related accelerated restricted stock awards expense in the first quarter of 2021.

The remaining increase in employee compensation was driven by $12.0 million in increased salaries and benefits attributable to our ongoing growth, and a $4.2 million increase in reorganization and integration costs. The increase was partially offset by a $3.5 million decrease in acquisition costs, a $1.1 million decrease in business continuity planning-related expenses, and a $0.6 million increase in capitalized and other costs.

General and Operating Expenses

General and operating expenses increased by $3.9 million, or 8.0%, from $48.7 million in the nine months ended September 30, 2020 to $52.6 million in the nine months ended September 30, 2021. This increase was primarily due to $2.8 million in higher reorganization and integration costs, $2.4 million in additional software and subscriptions costs, $1.1 million in increased trading fees, $0.8 million in additional advertising costs, and a $0.5 million increase in travel and events costs. The increase was partially offset by a $2.3 million decrease in office closure related costs, a $1.1 million decrease in acquisition-related costs, and $0.3 million decrease in printing and telecom costs.

Professional Fees

Professional fees increased by $3.7 million, or 35.0%, from $10.6 million in the nine months ended September 30, 2020 to $14.4 million in the nine months ended September 30, 2021. This increase was primarily due to a $2.7 million increase in general professional expenses, a $0.5 million increase in audit and consulting-related expenses, and a $0.9 million increase in reorganization and integration costs. This increase was partially offset by a $0.4 million decrease in acquisition-related expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by $4.0 million, or 15.6%, from $25.8 million in the nine months ended September 30, 2020 to $29.8 million in the nine months ended September 30, 2021. The increase was primarily related to $3.1 million of additional depreciation and amortization related to incremental assets placed into service during 2020 and 2021, and $0.9 million in additional depreciation and amortization related to the intangible assets placed into service as a result of the acquisition of Voyant. When HTSC acquired us on October 31, 2016, all intangible assets were adjusted to fair value, and those assets with definite lives commenced amortization schedules ranging from 5- to 20-years. Because fewer than five years have elapsed since the acquisition in late 2016, we experienced minimal fully amortized asset run-off in 2018, 2019, 2020 and 2021 with which to offset the incremental assets recently placed in service.

Interest Expense

Interest expense decreased by $1.8 million, or 41.4%, from $4.4 million in the nine months ended September 30, 2020 to $2.6 million in the nine months ended September 30, 2021. This decrease can primarily be attributed to our lower debt balance and lower interest rates during the first nine months of 2021.

Other Expense, net

Other expenses, net, increased by $86 thousand from $(4) thousand in the nine months ended September 30, 2020 to $82 thousand in the nine months ended September 30, 2021. This change was primarily due to remeasurement losses from transactions denominated in foreign currencies.

Provision for (Benefit from) Income Taxes

Provision for income taxes increased by $14.3 million, or 503.7%, from a benefit $(2.8) million in the nine months ended September 30, 2020 to a provision of $11.4 million in the nine months ended September 30, 2021. This increase was primarily due to the difference in pre-tax income in the nine months ending September 30, 2021.

Net Comprehensive Income

Net comprehensive income increased by $11.3 million, or 548.8%, from $2.1 million in the nine months ended September 30, 2020 to $13.3 million in the nine months ended September 30, 2021.

This increase was primarily due to an increase in net asset-based revenue of $58.4 million partially offset by (i) a $19.1 increase in compensation expense (with approximately $8.0 million related to the departure of our former chief executive officer and related RSA expense), (ii) a $14.3 million increase in tax expense due to an increase in pre-tax income, (iii) an increase in general and operating expenses of $3.9 million, (iv) a $3.7 million increase in professional fees, and (v) a $4.0 million increase in depreciation and amortization in connection with additional intangible assets recognized in connection with our acquisition of Voyant.

Liquidity and Capital Resources

Liquidity

Since 2016, our operations have been financed primarily through cash flows from operations. In November of 2018, we also established a credit facility consisting of a $250.0 million term loan and a $20.0 million revolving credit facility with Credit Suisse AG, Cayman Islands Branch (“Credit Suisse”). In December of 2020, we entered into the 2020 Revolving Credit Facility with Bank of Montreal and repaid the Credit Facility established in 2018. As of September 30, 2021, we had cash and cash equivalents of $50.4 million, and restricted cash of $12.0 million. Over the next twelve months, we expect that our cash and liquidity needs will continue to be met by cash generated by our ongoing operations as well as our 2020 Revolving Credit Facility. To the extent that existing cash, cash from operations and our 2020 Revolving Credit Facility are not sufficient to fund our future operations, we may need to raise additional funds through public or private equity or additional debt financing. In addition, we may opportunistically seek to raise additional capital to fund our continued growth. To the extent that we are unsuccessful in additional debt or equity financings, our plans for continued growth may be curtailed.

Credit Facility

In November 2018, we entered into the Prior Credit Agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent (collectively, the “Agent”), and the lenders party thereto (the “Credit Agreement”), which we amended on September 28, 2019. The Credit Agreement consisted of the Term Loan and the Revolver (together with the Term Loan, collectively, the “Credit Facility”). Our obligations under the Credit Facility were guaranteed by certain of our subsidiaries and were secured by substantially all of our assets, and all of the assets of certain of our subsidiaries, subject to certain exceptions. We used the net proceeds to us from the IPO, together with cash on hand, to repay approximately $125 million of our indebtedness under the Term Loan on July 26, 2019. The Credit Facility was repaid in full on December 30, 2020.

2020 Revolving Credit Facility

On December 30, 2020 (the “Closing Date”), we entered into the New Credit Agreement with Bank of Montreal, as administrative agent (the “Administrative Agent”); Bank of Montreal, JP Morgan Chase, N.A, US Bank National Association and Wells Fargo Bank, National Association as joint lead arrangers and joint bookrunners; our existing and future wholly owned material domestic subsidiaries as guarantors (the “Guarantors”); and the several banks, financial institutions, institutional investors and other entities from time to time party thereto as lenders and letter of credit issuers (the “Lenders”).

The New Credit Agreement provides for a new senior secured credit facility in an aggregate principal amount of $250 million, consisting of the 2020 Revolving Credit Facility and the New Revolving Loans, with an accordion option of up to $25 million.

We drew down $75 million of the 2020 Revolving Credit Facility on the Closing Date, the proceeds of which, together with cash on hand, we used to repay in full our obligations under the Credit Facility. In connection with such repayment in full, the Credit Agreement, the commitments thereunder and the guarantees and security interests with respect thereto were terminated and released, as applicable. The remaining portion of the 2020 Revolving Credit Facility is available to finance our working capital needs and for other general corporate purposes of (including acquisitions, investments, dividends and share repurchases permitted under the New Credit Agreement). In June 2021, we drew down an additional $75 million to fund a portion of our acquisition of Voyant. Subsequent to June 30, 2021, we paid down approximately $35 million resulting in an outstanding balance on the 2020 Revolving Credit Facility of approximately $115 million at September 30, 2021.

The New Revolving Loans bear interest at a rate per annum equal to, at our option, either (i) LIBOR plus a margin based on our Total Leverage Ratio (as defined in the New Credit Agreement) or (ii) the Base Rate (as defined in the New Credit Agreement) plus a margin based on our Total Leverage Ratio. The margin will have ranges of between 1.00% and 2.625% for base rate loans and between 2.00% and 3.625% for LIBOR loans. The New Credit Agreement includes a process by which a successor rate to LIBOR will be determined in the event that LIBOR is no longer available in the market, whereby we and the Administrative Agent will endeavor to establish an alternative rate of interest giving consideration to the then-prevailing market conditions for syndicated loans in the United States. We will pay a commitment fee based on the average daily unused portion of the commitments under the 2020 Revolving Credit Facility, a letter of credit fee equal to the margin then in effect with respect to the LIBOR loans under the 2020 Revolving Credit Facility, a fronting fee and any customary documentary and processing charges for any letter of credit issued under the New Credit Agreement. The 2020 Revolving Credit Facility is not subject to amortization and will mature on December 30, 2024.

The New Credit Agreement contains customary affirmative and negative covenants, including reporting requirements and restrictions, subject to various exceptions, on the incurrence of additional indebtedness, the creation of liens, the making of acquisitions and investments, the disposal of assets and the making of restricted payments. Additionally, the New Credit Agreement includes financial covenants, which provide that (i) beginning December 31, 2020, as of the last day of a fiscal quarter, the Total Leverage Ratio shall not exceed 3.5 to 1.0 and (ii) beginning December 31, 2020, as of the last day of a fiscal quarter, the interest coverage ratio shall not be less than 4.0 to 1.0. As of September 30, 2021, we were in compliance with all applicable covenants. The New Credit Agreement also contains customary events of default, which could result in acceleration of amounts due under the 2020 Revolving Credit Facility. Such events of default include, subject to the grace periods specified therein, our failure to pay principal or interest when due, our failure to satisfy or comply with covenants, a change of control, the imposition of certain judgments and the invalidation of liens we have granted.

Cash Flows

The following table presents information regarding our cash flows, cash, cash equivalents and restricted cash for the periods indicated:

	Nine months ended September 30,
(in thousands)	2021	2020
Cash flow from operating activities	$93,901	$54,399
Cash flow used in investing activities	(153,166)	(41,483)
Cash flow from financing activities	40,094	187
Net change in cash, cash equivalents and restricted cash	(19,171)	13,103
Cash, cash equivalents and restricted cash at beginning of period	81,619	105,341
Cash, cash equivalents and restricted cash at end of period	$62,448	$118,444

Cash Flows from Operating Activities

Cash flows from operating activities increased by $39.5 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to $60.5 million in increased platform billings associated with our platform growth partially offset by a $18.8 million increase in working capital.

Cash Used in Investing Activities

Cash used in investing activities increased by $111.7 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to the $124.2 million in net cash paid for the Voyant acquisition in the nine months ended September 30, 2021, and $7.3 million in additional capital expenditures, partially offset by $18.6 million purchase price paid for the OBS acquisition in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.

Cash Flows from Financing Activities

Cash flows from financing activities increased $39.9 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to our net draw down on the 2020 Revolving Credit Facility.

Contractual Obligations

There have been no material changes to our contractual obligations and commitments as of September 30, 2021 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

As of December 31, 2020 and September 30, 2021, we had no off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Our exposure to market risk is directly related to revenue from fees earned based upon a percentage of assets on our platform. In the nine months ended September 30, 2021, 96% of our total revenue, was based on the market value of assets on our platform and were recurring in nature. We expect this percentage to vary over time. A 1% decrease in the aggregate value of assets on the platform at the beginning of the period for the nine months ended September 30, 2021, would have caused our total revenue to decline by 1%, and would have caused our pre-tax income to decline by 11%, or $2.6 million, assuming we did not initiate additional expense measures in response to a market decline.

Interest Rate Risk

Changes in interest rates will impact our spread-based revenue. As of September 30, 2021, client cash assets participating in the insured cash deposit program at ATC totaled $2.6 billion. A change in short-term interest rates of 100 basis points at the beginning of the period for the nine months ended September 30, 2021 would result in an increase or decrease in income before income taxes of approximately $26 million on an annual basis (based on total client cash assets at December 31, 2020) and subject to any changes to interest credited to the end-investor). Actual impacts may vary depending on interest rate levels and the significance of change.

Additionally, changes to interest rates will impact the cost of our borrowing under the 2020 Revolving Credit Facility, which bears interest, at our option, at either (i) LIBOR plus a margin based on our Total Leverage Ratio (as defined in the New Credit Agreement) or (ii) the Base Rate (as defined in the New Credit Agreement) plus a margin based on our Total Leverage Ratio. The margin will range between 1.00% and 2.625% for base rate loans and between 2.00% and 3.625% for LIBOR loans. We will pay a commitment fee based on the average daily unused portion of the commitments under the 2020 Revolving Credit Facility, a letter of credit fee equal to the margin then in effect with respect to the LIBOR loans under the 2020 Revolving Credit Facility, a fronting fee and any customary documentary and processing charges for any letter of credit issued under the New Credit Agreement. If LIBOR-based interest rates increased by 100 basis points, our interest expense on an annualized basis would increase by approximately $1.2 million based on amounts drawn down under the 2020 Revolving Credit Facility as of September 30, 2021.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective, at the reasonable assurance level.

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
•

significant fluctuations in securities prices affecting the value of assets on our platform, including, but not limited to, as a result of public health concerns or epidemics such as the COVID-19 pandemic;

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

We compete with many different types of wealth management companies that vary in size and scope. In addition, some of our adviser clients have developed or may develop the in-house capability to provide the technology or investment advisory services they have retained us to perform. These clients may also offer internally developed services to their financial advisers, obviating the need to hire us. They may also limit the type or number of services offered by AssetMark that their financial advisers may use. Additionally,  they may offer similar services to third-party financial advisers or financial institutions, thereby competing directly with us for that business.

Some of our competitors have greater name recognition and/or greater resources than we do, and may offer a broader range of services across more markets. These resources may allow our competitors to respond more quickly to new technologies or changes in demand for investment solutions and services, devote greater resources to developing and promoting their services and make more attractive offers to potential clients and strategic partners, which could hurt our financial performance. Further, some of our competitors operate in a different regulatory environment than we do, which may give them certain competitive advantages in the services they offer.

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

We derive nearly all of our revenue from the delivery of investment solutions and services to clients in the financial advisory industry, and we are therefore subject to the risks affecting that industry. A decline or lack of growth in demand for financial advisory services would adversely affect the financial advisers who work with us and, in turn, our results of operations, financial condition or business. For example, the availability of free or low-cost investment information and resources, including research and information relating to publicly traded companies and mutual funds available on the Internet or on company websites, could lead to lower demand by investors for the services provided by financial advisers. In addition, demand for our investment solutions and services among financial advisers could decline for many reasons. Consolidation or limited growth in the financial advisory industry could reduce the number of financial advisers and their potential clients. Events that adversely affect financial advisers’ businesses, rates of growth or the numbers of customers they serve, including decreased demand for their products and services, adverse conditions in the markets or adverse economic conditions generally, could decrease demand for our investment solutions and services and thereby decrease our revenue. Any of the foregoing could have a material adverse effect on our results of operations, financial condition or business.

Investors that pay us asset-based fees may seek to negotiate lower fees, choose to use lower revenue products or cease using our services, which could limit the growth of our revenue or cause our revenue to decrease.

We derive a significant portion of our revenue from asset-based fees. Individual advisers or their clients may seek to negotiate lower asset-based fees. In particular, recent trends in the broker-dealer industry towards zero-commission trading may make self-directed brokerage services comparatively less expensive and, therefore, more attractive to investors as compared to investment advisory services, which could prompt our investment advisor clients to attempt to renegotiate the fees they pay to us. In addition, clients may elect to use products that generate lower revenue, which may result in lower total revenue being paid to us. For example, in the past, one of our broker-dealer clients decided to limit access to certain of our retail share class strategies, resulting in a partial shift to lower-revenue products on our platform. If other broker-dealer clients similarly limit access to certain of our strategies such that advisers shift to our lower-revenue products, we may be required to shift our service offering towards lower-revenue products, which would lead to a decline in asset-based revenue. In addition, in June 2020, we completed the transition of certain third-party mutual fund strategies from retail to institutional share classes, which have lower operating expense ratios than the retail share class mutual fund offerings. This has resulted in a lower overall cost of investment for most clients, and, coupled with changes in pricing for these products, has negatively impacted our revenue and net income. Further, as competition among financial advisers increases, financial advisers may be required to lower the fees they charge to their end investors, which could cause them to seek lower fee options on our platform or to more aggressively negotiate the fees we charge. Any reduction in asset-based fees could persist beyond the near term given the recurring quarterly nature of our asset-based fee arrangements. Any of these factors could result in a fluctuation or decline in our asset-based revenue, which would have a material adverse effect on our results of operations, financial condition or business.

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

Asset-based revenue makes up a significant portion of our revenue, representing 96.9% and 94.7% of our total revenue for the nine months ended September 30, 2021 and 2020, respectively. In addition, given our fee-based model, we expect that asset-based revenue will continue to account for a significant percentage of our total revenue in the future. Spread-based revenue accounted for 1.7% and 4.4% of our total revenue for the nine months ended September 30, 2021 and 2020, respectively. Significant fluctuations in securities prices, as well as recent and potential decreases in interest rates, have and will continue to materially affect the value of the assets managed by our clients and have and will likely continue to cause a decrease in our spread-based revenue. In particular, our spread-based revenue is directly correlated with changes in interest rates; in the third quarter of 2021, interest rates in the U.S. remained near zero after declining in the first quarter of 2020, and our spread-based revenue has similarly declined significantly. Changes in interest rates may also influence financial adviser and investor decisions regarding whether to invest in, or maintain an investment in, one or more of our investment solutions. If such fluctuations in securities prices or decreases in interest rates were to lead to decreased investment in the securities markets, our revenue and earnings derived from asset-based and spread-based revenue could be simultaneously materially adversely affected.

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

The market for our investment solutions and services is characterized by shifting client demands, evolving market practices and, for many of our investment solutions and services, rapid technological change, including an increased use of and reliance on web and social network properties. Changing client demands (including increased reliance on technology), new market practices or new technologies can render existing investment solutions and services obsolete and unmarketable. As a result, our future success will continue to depend upon our ability to develop, enhance and market investment solutions and services that address the future needs of our target markets and respond to technological and market changes. We may not be able to accurately estimate the impact of new investment solutions and services on our business or how their benefits will be perceived by our clients. Further, we may not be successful in developing, introducing and marketing our new investment solutions or services or enhancements on a timely and cost effective basis, or at all, and our new investment solutions and services and enhancements may not adequately meet the requirements of the marketplace or achieve market acceptance. Our investment adviser clients may not allow certain investment solutions and services to be marketed through them. In addition, clients may delay purchases in anticipation of new investment solutions or services or enhancements. Any of these factors could materially adversely affect our results of operations, financial condition or business.

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

We may be subject to liability for losses that result from a breach of our or another’s fiduciary duties.

Certain of our investment advisory services involve fiduciary obligations that require us to act in the best interests of our clients, and we may face legal proceedings, liabilities, regulatory investigations or enforcement actions for actual or claimed breaches of our fiduciary duties. Because we provide investment advisory services with respect to substantial assets, we could face substantial liability to our clients if it is determined that we have breached our fiduciary duties. In certain circumstances, which generally depend on the types of investment solutions and services we are providing, we may enter into client agreements jointly with advisers and retain third-party investment money managers and strategists on behalf of clients. In many instances, we are responsible for conducting due diligence on the investment solutions and strategies offered by such third parties with whom we contract, and a failure to adequately conduct due diligence or to adequately disclose material conflicts of interest could subject us to liability for alleged inadequate due diligence and/or for misstatements or omissions contained in disclosures, marketing materials and other materials describing the investment solutions and strategies offered by such third parties to our investor clients. As such, we may be included as a defendant in lawsuits against financial advisers, strategists and third-party investment money managers that involve claims of breaches of the duties of such persons, and we may face liabilities for the improper actions and/or omissions of such advisers and third-party investment money managers and strategists. In addition, we may face claims based on the results of our investment advisory services, even in the absence of a breach of our fiduciary duty. Such claims and liabilities could therefore have a material adverse effect on our results of operations, financial condition or business.

If our reputation is harmed, our results of operations, financial condition or business could be materially adversely affected.

Our reputation, which depends on earning and maintaining the trust and confidence of our clients, is critical to our business. Our reputation is vulnerable to many threats that can be difficult or impossible to control, and costly or impossible to remediate. Regulatory inquiries or investigations, lawsuits initiated by our clients, employee misconduct, perceptions of conflicts of interest and rumors of AssetMark or of third party service providers, among other developments, could substantially damage our reputation, even if they are baseless or satisfactorily addressed. Potential, perceived and actual conflicts of interest are inherent in our business activities and could give rise to client dissatisfaction or litigation. In particular, we offer both proprietary and third-party mutual funds, portfolios of mutual funds and custodial services on our platform, and financial advisers or their clients could conclude that we favor our proprietary investment products or services over those of third parties. In addition, any perception that the quality of our investment solutions and services may not be the same or better than that of other providers can also damage our reputation. Any damage to our reputation or that of our third party service providers could harm our ability to attract and retain clients, which could materially adversely affect our results of operations, financial condition or business.

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

Our failure to successfully execute the conversion of our clients’ assets from their existing platform to our platform in a timely and accurate manner could have a material adverse effect on our results of operations, financial condition or business.

When we begin working with a new client, or acquire new client assets through an acquisition or other transaction, we may be required to convert or transfer the new assets from the clients’ existing platform to our platform. These conversions sometimes present significant technological and operational challenges, can be time-consuming, may result in the loss of the target company’s clients and may divert management’s attention from other operational challenges. If we fail to successfully complete our conversions in a timely and accurate manner, we may be required to expend more time and resources than anticipated, which could erode the profitability of the client relationship. In addition, any such failure may harm our reputation and may cause financial advisers or their clients to move their assets off of our platform or make it less likely that prospective clients will commit to working with us. Any of these risks could materially adversely affect our results of operations, financial condition or business.

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

We maintain relationships with certain broker-dealers and investment advisers that serve clients on our platform. The loss of these relationships likely would result in a loss of adviser and investor clients. Likewise, we engage strategists who offer certain investment products on our platform. The loss of certain strategists and their investment products could cause our investor clients to leave our platform to follow such strategists and investment products to our competitors or otherwise. Additionally, the engagement contracts governing our relationships with these broker-dealers, investment advisers and strategists are terminable by either us or the broker-dealer, investment adviser or strategist, as applicable, upon short-notice with or without cause. Broker-dealers and investment advisers may reduce their use of our platform without terminating their agreements with AssetMark. Loss of our investor clients, whether due to termination of a significant number of engagement contracts or otherwise, may have a material adverse effect on our financial condition and result in harm to our business.

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

We are vulnerable to reputational harm because we and our investment adviser clients operate in an industry in which personal relationships, integrity and the confidence of clients are of critical importance. Our management team and employees, as well as the management teams and employees at our investment adviser clients or our third-party service providers, could engage in misconduct that adversely affects our business. For example, if a member of management or an employee were to engage in illegal or suspicious activities, we or our investment adviser clients could be subject to regulatory sanctions and we could suffer serious harm to our reputation (as a consequence of the negative perception resulting from such activities), our financial position or financial advisers’ client relationships and ability to attract new clients. In addition, certain of our third-party providers may engage in illegal activities, or may be accused of engaging in such activities, which could result in disruptions to our platform or solutions, subject us to liability, fines, penalties, regulatory orders or reputational harm or require us to be involved in regulatory investigations. Our reputation may be harmed by adverse actions taken against our third-party providers or their employees. For example, in October 2021, we became aware that the Chief Executive Officer of one of the third-party investment advisers on our platform received a Wells notice from the SEC alleging violations of the Investment Advisers Act of 1940.

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

Our investment solutions and services support the investment processes of our clients, which, in the aggregate, advise billions of dollars of assets. Our client agreements have provisions designed to limit our exposure to potential liability claims brought by our adviser clients, their clients or other third parties based on the use of our investment solutions and services. However, these provisions have certain exceptions and could be invalidated by unfavorable judicial decisions or by federal, state, foreign or local laws. Use of our products as part of the investment process creates the risk that clients, or the parties whose assets are managed by our clients, may pursue claims against us for significant dollar amounts. Any such claim, even if the outcome were to be ultimately favorable to us, would involve a significant commitment of our management, personnel, financial and other resources and could have a negative impact on our reputation. Such claims and lawsuits could therefore have a material adverse effect on our results of operations, financial condition or business.

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

We may not be able to generate sufficient cash to service our indebtedness and may be forced to take other actions to satisfy our obligations under our 2020 Revolving Credit Facility, which may not be successful.

As of September 30, 2021, we had total indebtedness of $115 million. Our ability to make scheduled payments on or to refinance our indebtedness depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flow from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay acquisitions and capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis could harm our ability to incur additional indebtedness. In the absence of sufficient cash flows and capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our 2020 Revolving Credit Facility (as defined in the section titled “Note 10. Debt”) currently restricts our ability to dispose of assets and our use of the proceeds from such disposition. We may not be able to consummate those dispositions, and the proceeds of any such disposition may not be adequate to meet any debt service obligations then due. Any of these circumstances could adversely affect our results of operations, financial condition or business.

Restrictions in our existing and future debt agreements could limit our growth and our ability to engage in certain activities.

Our 2020 Revolving Credit Facility contains a number of covenants that impose operating and financial restrictions on us, including restrictions on our ability to incur additional indebtedness, create liens, make acquisitions, dispose of assets and make restricted payments, among others. In addition, our 2020 Revolving Credit Facility may require us to maintain certain financial ratios. These restrictions may also limit our ability to obtain future financings, to withstand a future downturn in our business or the economy in general, or to otherwise conduct necessary corporate activities. We may also be prevented from taking advantage of acquisitions or other business opportunities that arise because of the limitations that the restrictive covenants under our 2020 Revolving Credit Facility impose on us. A breach of any covenant in our 2020 Revolving Credit Facility would result in a default under the applicable agreement after any applicable grace periods. A default, if not waived, could result in acceleration of the indebtedness outstanding under the 2020 Revolving Credit Facility and our inability to borrow thereunder. The accelerated indebtedness would become immediately due and payable. If that occurs, we may not be able to make all of the required payments or borrow on short notice sufficient funds to refinance such indebtedness. Even if new financing were available at that time, it may not be on terms that are acceptable to us.

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

We have adopted policies and procedures to identify, monitor and manage our operational risk. These policies and procedures, however, may not be fully effective. Some of our risk evaluation methods depend upon information provided by others and public information regarding markets, clients or other matters that are otherwise accessible by us. If our policies and procedures are not fully effective or we are not successful in capturing all risks to which we are or may be exposed, we may suffer harm to our reputation or be subject to litigation or regulatory actions that could have a material adverse effect on our business, results of operations or financial condition. Additionally, there may be limitations on dividends that AssetMark Trust Company may pay.

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

We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC or other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets around the world. In addition, we may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. For example, on June 30, 2020, certain SEC rulemakings and interpretations went into effect that (i) required broker-dealers to act in the “best interest” of retail customers when making a recommendation, without placing the financial or other interests of the broker-dealer ahead of the interest of the retail customer, (ii) required that broker-dealers and investment advisers deliver to retail investors a short-form disclosure document describing the firm’s relationship with and duties to the customer, (iii) clarified the scope of the “solely incidental” exception to Advisers Act registration by brokers when providing investment advice and (iv) clarified the SEC’s views on the fiduciary duty that investment advisers owe to their clients. Additionally, on December 22, 2020, the SEC voted to adopt reforms under the Advisers Act to modernize the rules that govern investment adviser advertisements and payments to solicitors. The compliance date to adopt the reforms under the Advisers Act is November 4, 2022. Many investment advisers are re-evaluating their business models in light of these and other similar regulatory changes, and any ultimate change to their business models may affect their desire or ability to use our services and may therefore adversely affect our business. Legislative or regulatory actions and any required changes to our business operations resulting from such legislation and regulations, as well as any deficiencies in our compliance with such legislation and regulation, could result in significant loss of revenue, limit our ability to pursue business opportunities in which we might otherwise consider engaging or otherwise adversely affect our businesses.

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

We are subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and Sections 4975(c)(1)(A), (B), (C) and (D) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) and to regulations promulgated thereunder, insofar as we act as a “fiduciary” under ERISA with respect to certain benefit plan clients or otherwise deal with benefit plan clients. ERISA and applicable provisions of the Internal Revenue Code impose duties on persons who are fiduciaries under ERISA, prohibit specified transactions involving ERISA plan clients (including, without limitation, employee benefit plans (as defined in Section 3(3) of ERISA), individual retirement accounts and Keogh plans) and impose monetary penalties for violations of these prohibitions. Our failure to comply with these requirements could result in significant penalties against us that could have a material adverse effect on our business (or, at worst, severely limit the extent to which we could act as a fiduciary for any plans under ERISA).

We are subject to litigation and regulatory examinations and investigations.

The financial services industry faces substantial regulatory risks and litigation. Like many firms operating within the financial services industry, we are experiencing a difficult regulatory environment across our markets. Our current scale and reach as a provider to the financial services industry, the increased regulatory oversight of the financial services industry generally, new laws and regulations affecting the financial services industry, ever-changing regulatory interpretations of existing laws and regulations and the retroactive imposition of new interpretations through enforcement actions have made this an increasingly challenging and costly regulatory environment in which to operate. These examinations or investigations could result in the identification of matters that may require remediation activities or enforcement proceedings by the regulator. The direct and indirect costs of responding to these examinations, or of defending ourselves in any litigation could be significant. Additionally, actions brought against us may result in settlements, awards, injunctions, fines and penalties. The outcome of litigation or regulatory action is inherently difficult to predict and could have an adverse effect on our ability to offer some of our products and services.

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

As required by the Advisers Act, the investment advisory agreements entered into by our investment adviser subsidiaries provide that an “assignment” of the agreement may not be made without the client’s consent. Under the 1940 Act, advisory agreements with registered funds provide that they terminate automatically upon “assignment” and the board of directors and the shareholders of the registered funds must approve a new agreement for advisory services to continue. Under both the Advisers Act and the 1940 Act, a change of ownership may constitute such an “assignment” if it is a change of control. For example, under certain circumstances, an assignment may be deemed to occur if a controlling block of voting securities is transferred, if any party acquires control, or, in certain circumstances, if a controlling party gives up control. Under the 1940 Act, a 25% voting interest is presumed to constitute control. HTSC, through its indirect subsidiary Huatai International Investment Holdings Limited (“HIIHL”), held a 69.2% voting interest in us as of September 30, 2021. An assignment or a change of control could be deemed to occur in the future if we, or one of our investment adviser subsidiaries, were to gain or lose a controlling person, or in other situations that may depend significantly on the facts and circumstances. In any such case we would seek to obtain the consent of our advisory clients, including any funds, to the assignment. Further, our U.S. broker-dealer subsidiary, AMB, is a member of FINRA and subject to FINRA rules, which could impede or delay a change of control. FINRA Rule 1017 generally provides that FINRA approval must be obtained in connection with any transaction resulting in a single person or entity acquiring or controlling, directly or indirectly, 25% or more of a FINRA member firm’s or its parent company’s equity. If we fail to obtain such consents or approval, our results of operations, financial condition or business could be adversely affected.

Risks Related to Ownership of Our Common Stock

Control by our principal stockholder could adversely affect our other stockholders.

HTSC, through its indirect subsidiary HIIHL, owned approximately 69.2% of our outstanding shares of common stock as of September 30, 2021, and controls our management and affairs, including determining the outcome of matters requiring stockholder approval. So long as HTSC continues to own a significant amount of the outstanding shares of our common stock, even if such amount is less than a majority, HTSC will continue to be able to strongly influence or effectively control our decisions, including matters requiring approval by our stockholders (including the election of directors and the approval of mergers or other extraordinary transactions), regardless of whether or not other stockholders believe that the transaction is in their own best interests. Such concentration of voting power could also have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company and might ultimately affect the market price of our common stock.

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

We maintain voluntary and required insurance coverage, including, among others, general liability, property, director and officer, errors and omissions, network cybersecurity and privacy, employee practices liability, fidelity bond and fiduciary liability insurance and insurance required under ERISA. Recently in the insurance industry, premiums and deductible costs associated with certain insurance coverage have increased, and the number of insurers has decreased. If such trends continue, our insurance costs may increase, which may affect our financial condition. Further, while we endeavor to purchase coverage that is appropriate to our assessment of our risk, we are unable to predict with certainty the frequency, nature or magnitude of claims for direct or consequential damages. Our business may be negatively affected if in the future our insurance proves to be inadequate or unavailable. In addition, insurance claims may harm our reputation or divert management resources away from operating our business.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in Concord, California, on the day of November 9, 2021.

ASSETMARK FINANCIAL HOLDINGS, INC.

By:	/s/ Natalie Wolfsen
Natalie Wolfsen
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gary Zyla
Gary Zyla
Chief Financial Officer
(Principal Financial Officer)