Form 10-K
period 2021-12-31
AssetMark Financial Holdings, Inc.
filed 2022-03-10
CIK 1591587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the common stock held by non-affiliates of the Registrant, based on the closing price of $25.06 per share of the Registrant’s common stock on June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, as reported by the New York Stock Exchange on such date, was approximately $0.5 billion. Shares of the Registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose. The Registrant has no non-voting equity.

As of February 28, 2022, the number of shares of the registrant’s common stock outstanding was 73,563,501.

Documents Incorporated by Reference: Certain information required in response to Item 5 of Part II of Form 10-K and Part III of Form 10-K is hereby incorporated by reference to portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2022. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2021.

ASSETMARK FINANCIAL HOLDINGS, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. For example, statements in this Form 10-K regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “would,” “could,” “should,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology that conveys uncertainty of future events or outcomes. In addition, any statements that refer to projections of our future financial performance and financial results, our anticipated growth strategies and anticipated trends in our business; our expectations regarding our industry outlook, market position, liquidity and capital resources, addressable market, investments in new products, services and capabilities; our ability to execute on strategic transactions; our ability to comply with existing, modified and new laws and regulations applying to our business; the impacts of the COVID-19 pandemic on our operations; demand from our customers and end investors; and other characterizations of future events or circumstances are forward-looking statements. These statements are only predictions based on our current expectations and projections about future events and are based upon information available to us as of the date of this Annual Report on Form 10-K, and are subject to risks, uncertainties and assumptions, including those identified under “Item 1A. Risk Factors,” any of which could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. While we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. We are under no duty to update any of these forward-looking statements after the date of this Annual Report on Form 10-K to conform our prior statements to actual results or revised expectations, except as required by law. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements as predictions of future events.

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

•

Our clients that pay us asset-based fees may seek to negotiate lower fees, choose to use lower-revenue products or cease using our services, which could limit the growth of our revenue or cause our revenue to decrease.

•

Investors may redeem or withdraw their investment assets generally at any time. Significant changes in investing patterns or large-scale withdrawal of investment funds could have a material adverse effect on our business.

•

Changes in market and economic conditions (including as a result of the ongoing COVID-19 pandemic, or geopolitical conditions or events) could lower the value of assets on which we earn revenue and could decrease the demand for our investment solutions and services.

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

PART I

Item 1. Business

Overview

AssetMark is a leading provider of extensive wealth management and technology solutions that power financial advisers and their clients. Our platform drives transformational value across all aspects of the adviser’s business. Through innovative digital tools, deep expertise, and hands-on service, our platform enables advisers to outsource services and capabilities that would otherwise require significant investments of time and money. Our purpose-built solutions support each adviser’s unique goals, including growing their business, increasing client engagement and driving scale and efficiency. We provide an end-to-end experience, spanning nearly all elements of an adviser’s engagement with his or her client—from initial conversations to ongoing financial planning discussions, including performance reporting and billing. In addition, our platform provides tools and capabilities for advisers to better manage their day-to-day business activities, giving them more time for meaningful conversations with investors.

We believe that financial advisers who have a deep understanding of their communities and put the needs of investors first provide the best path for investors to achieve their long-term financial goals. When an adviser chooses to work with AssetMark, we recognize that their success is paramount, and it is our role to support their goals. We serve as an extension of an adviser’s team, and we are equally committed to the best interest of their clients and the success of their business.

The compelling value of our tools for advisers and their clients has facilitated our rapid growth. From December 31, 2018 to December 31, 2021, our platform assets(1) grew from $44.9 billion to $93.5 billion, representing a compounded annual growth rate of 27.7%. Over the last year, platform assets grew 25.5% from December 31, 2020 to December 31, 2021. Further, our investors value the services they receive from advisers as evidenced by the growth in our net flows(2) from $5.9 billion in 2018 to $9.9 billion in 2021, representing 14.0% and 13.3% of beginning platform assets, respectively. As of December 31, 2021, excluding Voyant, our platform served over 209,000 investor Households (as defined in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics”) through our approximately 8,600 adviser relationships.

Our platform provides advisers with an integrated suite of products and services that facilitates growth, streamlines workflows and provides scale to advisers’ businesses so they can better serve their clients, who are large and small investors. Highlights of our platform include:

•

Fully integrated technology platform: Our integrated platform is built for advisers, providing advisers access to a broad range of highly automated processes, including new account opening, portfolio construction, streamlined financial planning, customer billing, investor reporting, progress to goal analysis and client activity tracking. Our dual focus on technology utility and design has resulted in a platform that is accessible, integrates industry-leading solutions, and is easy-to-use, intuitive and expansive.

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

•

Curated investment platform: We provide independent advisers with a curated set of thoroughly vetted specialty and leading third-party asset managers, in addition to our two proprietary investment providers. Our due diligence team narrows the universe of potential investment solutions to a select group of time-tested and emerging investment choices. In effect, we equip each adviser with a team of skilled investment professionals that act as a virtual extension of their investment staff, who deliver our solutions through an array of technology-enabled tools that assist in the creation and monitoring of goal-based portfolios. Further, the flexibility and breadth of our platform allows us to offer custom portfolios designed to meet the unique needs of investors, specifically mass-affluent and high-net-worth investors.

•

Financial planning technology: Our integrated financial planning tools facilitate holistic wealth management and enable advisers to help investors achieve their individual goals. Our proprietary solution, Voyant, offers dynamic planning capabilities to ensure advisers across the globe and their diverse clients collaborate towards a better, more secure financial future. Voyant’s solution provides ongoing, comprehensive support across varying life goals – from retirement savings to legacy planning. We believe that our innovative planning technology will allow advisers to further deepen their relationships with clients.

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

Our offering’s distinctive combination of a compelling technology platform, extensive and scalable value-added services and curated investment solutions has been a key driver of our market share expansion from 10% to 11% from December 31, 2018 to September 30, 2021, excluding Voyant. We define our market share based on assets managed by third-party vendors as calculated by Cerulli Associates (“Cerulli”), excluding non-advisory assets managed by Schwab’s Marketplace and Fidelity’s Separate Account Network, and, for SEI Investments, including only assets reported in Advisor Network, their third-party asset management segment; and, for AssetMark, adding our cash assets to the managed assets as reported by Cerulli. We have not made similar adjustments for other third-party vendors analyzed by Cerulli. Additionally, our platform can act as a critical accelerant for the success of our advisers’ businesses, which in turn can result in an increase in assets on our platform; the success of our advisers is reflected in our continued strong net flows of $9.9 billion in 2021. Further, given that our platform and services are tightly integrated into our advisers’ businesses, we believe that we have engendered and will continue to engender deep loyalty from our advisers.

Our revenue model is almost entirely composed of fees that are recurring in nature, which provides a high level of visibility into our near-term financial performance. The two main components of our revenue are asset-based revenue and spread-based revenue. We generate asset-based revenue from fees billed to investors on a bundled basis in advance of each quarter. The quarterly nature of our asset-based revenue provides significant visibility into near-term revenue and helps minimize unexpected revenue fluctuations stemming from market volatility. Our spread-based revenue is driven by interest rates on the cash assets held by investors at our proprietary trust company. In the year ended December 31, 2021, we generated $512.2 million in asset-based revenue and $8.6 million in spread-based revenue.

In the year ended December 31, 2021, we generated total revenue of $530.3 million, net income of $25.7 million, adjusted EBITDA of $157.2 million and adjusted net income of $103.3 million. In the year ended December 31, 2020, we generated total revenue of $432.1 million, net loss of $7.8 million, adjusted EBITDA of $115.0 million and adjusted net income of $73.2 million. From January of 2018 to December 31, 2021, our total revenue has grown at a compounded annual growth rate of 13.4%.

See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics—Non-GAAP Financial Metrics” for the definitions of adjusted EBITDA and adjusted net income as well as reconciliations of net income to adjusted EBITDA and net income to adjusted net income.

We were incorporated in the State of Delaware in 2013.

Market Opportunity

We serve fee-based, independent advisers who provide wealth management advice to U.S. investors and advisers around the world seeking financial planning solutions.

First, the U.S. wealth management market is large and has a long history of rapid growth fueled by several secular trends. According to Cerulli, in aggregate across the United States, approximately 291,600 advisers managed $25.7 trillion in assets as of December 31, 2020, and total industry assets have grown at a compounded annual growth rate of 9.3% over the five years ended December 31, 2020. Cerulli expects these assets to grow to $30.7 trillion by 2025. Second, financial planning has accelerated globally over the last several years as comprehensive advice becomes increasingly demanded. According to the Financial Planning Standards Board Ltd., the number of Certified Financial Planning professionals worldwide grew to over 192,000 as of December 31, 2020. Our current offering and growth plans are built to capitalize on favorable industry trends, which we expect will continue to support our growth.

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

•

Investor demand for financial advisers is expanding: As investors have aged and their financial goals have become more complex, the demand for financial advice has expanded. According to Cerulli, demand for financial advice has increased from 37% to 42% from 2015 to the second quarter of 2021, measured by the percentage of investor households (defined as a household with more than $100,000 in investable assets) surveyed receiving assistance or direction from financial advisers relative to investor households self-managing their financial affairs.

•

Advisers are transitioning to an independent model, and we expect this trend to continue: The U.S. wealth management industry consists primarily of two types of channels, independent and traditional. We consider the “independent” channel to comprise registered investment advisers (“RIAs”), hybrid RIAs, independent broker-dealers and insurance broker-dealer advisers, and the “traditional” channel to comprise national and regional broker-dealers, bank broker-dealers and wirehouse advisers. According to Cerulli data and internal estimates of expected growth of the wealth management industry, from 2015 to 2020, independent channels have grown faster than traditional channels in terms of market share measured by assets, expanding by 10.4% annually at the expense of traditional channels. This trend is expected to continue, with independent assets forecasted to grow from $10.8 trillion in 2020 to $14.4 trillion in 2025, from 42% to 47% of total adviser-managed assets over the same period.

•

Shift from commissions to fee-based models: According to PriceMetrix, in 2020, advisers received almost 75% of their total production from fee-based revenue, which represented a record level relative to commissions. The long-term adviser trend towards a fiduciary standard of advice, catalyzed in part by the 2016 Department of Labor (“DOL”) rule (later vacated) that would have expanded the definition of “fiduciary investment advice” to include all financial professionals providing retirement advice, has helped drive this shift to a fee-based revenue model. The shift may also have been accelerated by SEC Regulation Best Interest, implemented in 2020, which elevated the standard of conduct applicable to broker-dealers (which are typically compensated through commissions) when providing investment recommendations to retails investors.

•

Advisers are increasingly reliant on technology to remain price competitive and achieve scale while serving evolving client needs: Investment advisers are increasingly viewing technology as imperative to growth. According to the 2019 InvestmentNews Adviser Technology Study, the percentage of advisers who did not believe technology played a significant role in their growth decreased ten percentage points from 2015 to 2019, from 17% to just 7%. However, investing in technology to improve the client experience can be costly. In 2018, investment adviser firms spent on average $116,000 addressing technology needs, nearly double the average spend in 2013. From 2017 to 2018, median growth of investment adviser technology spend was 12.1%, the highest median growth rate since 2013.

•

Advisers are rapidly expanding their use of model portfolios: Advisers are increasingly choosing to outsource key components of the asset management aspect of their role as financial advisers, including the choice of investment manager. As such, the use of model portfolios (which we define as mutual fund advisory, ETF advisory, unified managed account and separate account assets) among financial advisers grew at a compounded annual growth rate of 15.0% from 2015 to 2020, based on data from Cerulli and internal estimates.

Our offering is built around advisor needs. In total, AssetMark and Voyant provide technology solutions, investments and expert support, positioning us to benefit from U.S. and global wealth trends. Combined with our scalable, fee-based platform and services that help advisers put investors’ needs first, we believe that these favorable industry trends will give us the opportunity to continue to gain market share. Our gains in market share have been due largely to organic growth, an area on which we plan to continue to focus.

Our Offering and Business Model

AssetMark’s purpose

Our over 870 employees come to work focused on our mission: to make a difference in the lives of our advisers and the investors they serve. Our mission is guided by a singular focus on successful outcomes for those investors. We strive to execute our mission through our stated corporate values of heart, integrity, excellence and respect, in everything that we do.

The AssetMark offering to advisers and the investors they serve

We provide independent financial advisers with an array of tools and services designed to streamline their workflow, help them develop and expand their businesses and provide goal-oriented investment solutions. We believe that the quality of our offering, coupled with our deep relationships with our advisers, has generated significant adviser satisfaction, as measured by our exceptional Net Promoter Score (“NPS”) of 67 as of June 30, 2021. Our offering is defined by solutions in four focus areas:

•

Fully integrated technology platform: Independent financial advisers and their teams are faced with a multitude of marketing, administrative and business management tasks. We offer a compelling technology suite that fully integrates leading third-party technology solutions into our core proprietary technology and helps advisers perform these tasks. Our solution helps advisers streamline their operations while providing a superior experience for their staff and clients. The combined capabilities of our technology platform support advisers throughout the investor life cycle, from initial prospecting and onboarding through ongoing service and reporting, and replace a complex array of technologies with a single, streamlined solution. With less time spent navigating multiple systems and technologies, advisers are able to focus on enhancing productivity. As advisers come to rely on our integrated platform, it becomes integral to their daily practices. This reliance, in conjunction with high adviser satisfaction due to our platform’s ability to optimize adviser workflow, has contributed to our strong growth in assets and net flows.

We are dedicated to innovation and strive to continually improve our offering through the development of new tools and services. From January 1, 2019 to December 31, 2021, we invested over $171 million in technology development and our dedicated technology team, and we have a proven track record of delivering innovative solutions that deepen our advisers’ offerings to their investor clients while also enhancing advisers’ scale. Recent innovations include a new portfolio construction and analysis tool that assists advisers in creating and monitoring investor portfolios, a streamlined account opening solution that reduces the time to onboard new accounts on our platform, a goals-based investor portal that serves as a hub for communications between advisers and their clients and a fully automated digital advice tool that connects our advisers with their clients.

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

The “Regional Consultant” is the centerpiece of an adviser’s relationship with AssetMark. Our highly experienced Regional Consultants ensure that advisers can draw from a wide array of resources and institutional knowledge as they build and grow their businesses. These professionals are the single point of contact for the adviser and bring in expertise to help the adviser grow and compete. As of December 31, 2021, our Regional Consultants in the field and phone-based consultants served approximately 8,600 advisers. Depending on the adviser’s business needs, our consultants introduce advisers to investment experts, business development professionals, retirement consultants and business consultants who can help the adviser reach his or her goals. For example, investment experts provide advisers with insights into portfolio construction and how specific investments help investors reach their goals, and our team of business consultants helps advisers build more efficient and scalable businesses. This relationship model provides each adviser with a trusted colleague whom the adviser can contact with questions and who can provide access to an array of specialty resources. The value our clients place on our sales model is reflected in our high Sales NPS of 66 as of June 30, 2021.

The “Relationship Manager” is at the heart of the back-office professional’s relationship with us. Our Relationship Managers work to ensure operational activity is accurately executed and seek to promptly resolve any issues investors may encounter. We feature high-touch, accurate and rapid client servicing from dedicated teams who strive to enhance the responsiveness of the adviser’s back office. In addition, our Relationship Managers provide productivity and client-service best practices, gained through deep industry experience, to the adviser’s back office teams. Like our Regional Consultants, our Relationship Managers are go-to resources for our advisers and their offices. Depending on the size of the office, we offer a range of service models. Our largest advisers receive support from a dedicated Relationship Manager, while smaller offices are served by a centralized team of professionals. Our service model is highly valued by advisers of all sizes, as demonstrated by our high Service NPS of 67 as of June 30, 2021.

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

•

Financial planning technology: As advisers continue to evolve their roles from investment managers to holistic wealth planners, we believe demand for financial planning technology will continue to increase. Flexibility and choice are critical for independent financial advisers. Accordingly, we offer an open-architecture solution leveraging both proprietary and third-party planning software. Our integrated planning technology, powered by Voyant, is highly customizable and interactive, enabling meaningful, goals-based conversations between advisers and investors. The product suite visualizes complex scenarios and focuses on collaborative adviser planning, on-demand access and an intuitive user interface. Its modular solution allows for flexibility and the application is configured to optimize a diverse range of individual financial plans. Our dynamic tool combines cash-flow planning with goals-based planning into a single timeline for clients, letting advisers show how changes to income can affect the probability of achieving a goal, or how altering a goal can impact an investor’s plan. We believe that the road to financial wellness and a better financial future begins with advisers providing investors with dynamic, personalized and comprehensive advice.

The AssetMark business model

To achieve our mission, we have built a business model that allows us to reinvest in our advisers’ and their clients’ success. Our business model has delivered a track record of attractive revenue growth and adjusted EBITDA margin expansion, both driven by strong fundamentals including:

•

Strong asset growth: We have experienced (1) platform asset growth from existing clients of approximately 71% from December 31, 2018 to December 31, 2021, (2) $11.1 billion in assets attracted from new advisers representing 14.2% growth to the platform over the same period and (3) $5.9 billion in assets added to our platform through acquisitions of competitors over the same period, measured at the date of acquisition.

•

Recurring and resilient revenue model: In the year ended December 31, 2021, 99% of our total revenue was recurring in nature (based on revenue generated from assets that are under contract and not dependent on trading activity) and derived from either asset-based revenue or spread-based revenue from investor cash held at our proprietary custodian. In the year ended December 31, 2021, 97% of our total revenue was derived from asset-based revenue and 2% of our total revenue was derived from spread-based revenue. Since asset-based revenue is influenced by sector, asset class and market returns, while spread-based revenue is influenced by Federal Reserve movements and the amount of cash investors hold, our two sources of revenue are relatively uncorrelated, which has established a foundation for a resilient revenue model through various market fluctuations.

•

Attractive margin profile driven by a mix of proprietary and third-party solutions: Our open-architecture technology, investment solutions and custodial platform offer choice and superior capabilities for advisers. In addition, since we offer a balance of third-party and proprietary solutions, we capture incremental economics, which has led to enhanced margins. By offering proprietary solutions alongside third-party technology, asset management and custody solutions, we foster competition across our offering. This competition drives participants (including us) to improve their offerings or risk losing favor with advisers. Each solution competes on its own value proposition and merits, and we do not promote or advantage our proprietary offerings above those of third parties. Our trust company held approximately 76% of our platform assets, and our proprietary strategists served 27% of our platform assets, as of December 31, 2021, evidencing the strength of our proprietary offerings.

•

Consistently strong net flows: Because our platform offers an array of solutions to advisers and our technology is deeply integrated into advisers’ businesses, our net flows grew from $5.9 billion in 2018 to $9.9 billion in 2021, representing 14.0% and 13.3% of beginning platform assets, respectively.

•

Significant operating leverage: Our purpose-built platform and upfront investments in our business have positioned us to benefit from upside growth and continued scale with meaningful operating leverage, while continuing to deliver enhanced platform capabilities and solutions to advisers. Our net income margin increased from (1.8)% for the year ended December 31, 2020 to 4.8% for the year ended December 31, 2021, primarily driven by platform growth. The power of the operating leverage in our model is most apparent from our ability to expand our adjusted net income margin (defined as adjusted net income divided by total revenue), which expanded from 16.9% for the year ended December 31, 2020 to 19.5% for the year ended December 31, 2021.

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

•

We are a scale provider: We are an established leader as an outsource service provider for independent, fee-based financial advisers. Our scale and access enable us to establish favorable partnerships with technology and asset management institutions and provide attractive pricing for our advisers’ clients. In addition, scale allows us to consistently invest in our core offering of a fully integrated technology platform, personalized and scalable adviser service, curated investment solutions, and financial planning technology to address the evolving needs of investors and advisers. Our feature-rich technology solution scales to serve a broad-range of business sizes, from solo practices to ensemble firms. The scope and scale of our offering has made us an essential part of our advisers’ businesses.

•

We are a disciplined acquirer: Growth through acquisition of small, subscale, outsource providers is a core competency of our business. Our value creation through acquisition is generated by purchase price discipline and our ability to grow relationships formed through these acquisitions. In 2014 and 2015, respectively, we acquired the platform assets of two firms that collectively added $3.5 billion in assets to our platform at the time of acquisition. On average, three years post-acquisition, these acquired assets had grown by 17% compounded annually. Subsequently, in April 2019, we closed our acquisition of Global Financial Private Capital for a cash purchase price of $35.9 million, which added another $3.8 billion in platform assets. In September 2019, we announced our agreement to acquire WBI OBS Financial, Inc. (“OBS”), which closed on February 29, 2020 and which added approximately $2.1 billion in platform assets. In March 2021, we announced our agreement to acquire Voyant, a leading global provider of SaaS-based financial planning and client digital engagement solutions, which closed on July 1, 2021 for a purchase price of $157.1 million, including both cash and equity.

Our Growth Strategy

We are focused on five key areas of growth to deliver platform enhancements and solutions that are core to our advisers’ businesses and enable us to increase our adviser base and expand our business with existing clients.

•

Meet advisers where they are: We are focused on introducing new products and enhancing services and capabilities to further expand our reach into the RIA market, retirement services, bank trusts and the high-net-worth segment. We believe that these solutions will enhance our offering to existing advisers while also deepening and extending our relationships with high-growth segments of advisers.

•

Deliver a holistic, differentiated experience: Our open-architecture integrated platform is designed to maximize adviser efficiency and scale. While we continue to focus on adviser workflows, we also strive to build deeper adviser-investor relationships through meaningful conversations that connect investors’ financial goals, concerns and dreams with their portfolios. We aim to build a comprehensive wellness program that empowers advisers with enhanced capabilities to serve the specific needs of their clients.

•

Enable advisers to serve more investors: Our set of curated investment solutions is designed to help advisers serve evolving needs of investors across the wealth spectrum. We consistently add new products and features to allow for greater personalization and introduce capabilities to help advisers deepen their relationships with investors.

•

Help advisers grow and scale their businesses: Our holistic platform and adviser engagement model are designed to help advisers grow and build sustainable businesses. We plan to continue to help advisers grow through our deep business consulting engagements, comprehensive platform support and turnkey business programs.

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

Human Capital

As of December 31, 2021, we had 874 employees. Our human capital resources objective is to foster community among our employees by identifying, recruiting, retaining, incentivizing, and integrating our existing and new employees. Talent management activities provide consultation and support for employee engagement, while our human resources team ensures that benefit programs meet employee needs. The principal purposes of our equity incentive plans are to attract, retain, and motivate selected employees, consultants, and directors through the granting of stock-based compensation awards. We also provide additional incentives to our employees, including a health and wellness stipend and technology reimbursements. None of our employees is represented by a labor union, and we consider our employee relations to be good.

Employee Engagement

We measure our employee engagement annually through a survey of all associates. We believe the results of our 2021 engagement survey and our employee engagement efforts illustrate our commitment to our mission, values and culture in action. We are especially proud of the feedback and commitment our team members have provided despite the ongoing unprecedented global health crisis and its impact on market volatility.

Diversity, Equity & Inclusion

As of December 31, 2021, our diversity by gender was 57% male and 43% female. Our diversity by race/ethnicity was 67% white, and underrepresented minorities (Hispanic, African American and other races/ethnicities) made up 19% of our employee population. Our commitment to diversity and inclusion is centered on the following pillars: Education. Representation, Development and Community.

In 2021, we expanded and enhanced our formal diversity and inclusion program, Respect at AssetMark – aligned with our core value of respect. The goals of our Respect at AssetMark program are to bring new diverse talent into the financial services industry through our internship program and to focus on recruiting and developing the talent that we already have within our organization to enable our associates to meet their fullest potential. Our continued and focused efforts have resulted in an increase in women in leadership within our organization.

Pandemic Response

2021 saw a continuation of the unprecedented impact of the COVID-19 health crisis. Our workforce continued to operate fully remote, except for a small number of essential in-office staff. This shift to remote has protected our associates’ safety and significantly limited the spread of COVID-19 within our workforce. Currently our offices are open to staff on a voluntary basis. Across all of our offices, safety precautions remain in place, including: mask requirements in common spaces, a COVID-19 symptom checker website which must be completed daily before entering the building, enhanced cleaning, higher cubicle and other physical barriers, sanitizer stations at key access and high traffic points, and limitations on capacity in public spaces.

We also understand this is a time of unprecedented challenges for our associates as they work from home and juggle additional family and other commitments. To help support our employees, we enhanced our virtual wellness programs – adding weekly meditation sessions, virtual step challenges, wellness-focused events on topics like stress, nutrition, and financial management, and additional counseling sessions available through our Employee Assistance Program. We have adapted our Day 1 onboarding processes to help ensure that new employees hit the ground running; our new virtual employee orientation launched in the first quarter of 2021 to give those joining us a deeper understanding of our business, beyond just the functional area in which they work.

Information About Our Executive Officers.

The following table sets forth information regarding our executive officers as of March 10, 2022:

Name	Age	Position
Natalie Wolfsen	52	Chief Executive Officer and Director
Michael Kim	52	President and Chief Client Officer
Gary Zyla	50	EVP, Chief Financial Officer
Ted Angus	51	EVP, General Counsel
Carrie Hansen	51	EVP, Chief Operating Officer
David McNatt	47	EVP, Investment Solutions
Mukesh Mehta	55	EVP, Chief Information Officer
Esi Minta-Jacobs	49	EVP, Human Resources and Program Management

There is no family relationship between any of our executive officers and any of our other executive officers or directors.

Natalie Wolfsen – Chief Executive Officer and Director

Ms. Wolfsen has served as our Chief Executive Officer and as a member of our Board of Directors since March 2021. Ms. Wolfsen previously served as our Chief Solutions Officer from January 2018 to March 2021, prior to which she served as our Chief Commercialization Officer from May 2014 to December 2017. Prior to joining our company, Ms. Wolfsen served as head of Marketing and Product Development for First Eagle Investment Management, an investment management company, from 2011 to 2014. From 2009 to 2011, Ms. Wolfsen served as head of Product Management and Development for Pershing LLC. From 1999 to 2009, Ms. Wolfsen held numerous roles with The Charles Schwab Corporation, including Senior Marketing Manager (1999-2000), Senior Manager and Director of Technology (2000-2001), Director of Segment Management (2002-2004), Vice President of Strategy (2004-2007), Vice President of Product Management and Development (2007-2008) and Vice President of Equity Product Management and Development (2008-2009). Ms. Wolfsen holds a B.A. in Political Science from the University of California, Berkeley and an M.B.A. from the University of California, Los Angeles.

Michael Kim – President

Mr. Kim has served as our President since March 2021 and our Chief Client Officer since January 2018. Mr. Kim joined our company in 2010 and previously served as our National Sales Leader from January 2018 to March 2021. Prior to becoming our Chief Client Officer and National Sales Leader, Mr. Kim served as our National Sales Manager from 2014 to 2018, and Head of our RIA Channel from 2010 to 2014. Prior to joining our company, Mr. Kim spent over twelve years with Fidelity Investments, Inc., including as a Senior Vice President from 1998 to 2010. From 1995 to 1998, Mr. Kim served as Senior Vice President at Transamerica, and from 1991 to 1995, Mr. Kim was a Senior Associate at Coopers & Lybrand Consulting. Mr. Kim holds a B.A. in Economics from the University of California, Los Angeles.

Gary Zyla – EVP, Chief Financial Officer

Mr. Zyla has served as our Chief Financial Officer since 2011. From 2004 to 2011, Mr. Zyla served in the Corporate and Retirement and Protection segments at Genworth Financial, Inc., where he led the Capital Management team and served as Vice President of Financial Planning & Analysis. Mr. Zyla holds a B.S. in Computer Science-Mathematics and a B.A. in History from the State University of New York-Binghamton and an M.B.A. from the University of Maryland.

Ted Angus – EVP, General Counsel

Mr. Angus has served as our General Counsel since joining us in 2013. From 2010 to 2013, Mr. Angus served as the General Counsel at Genworth Financial Wealth Management, and from 2000 to 2010 he served in various roles at The Charles Schwab Corporation, including as Vice President and Associate General Counsel. From 1998 to 2000, Mr. Angus was an Associate in the securities litigation group at the law firm Brobeck, Phleger & Harrison LLP, and from 1995 to 1998, he was an Associate at Keesal, Young & Logan. Mr. Angus holds a B.A. in both History and Economics from the University of California, Los Angeles and a J.D. from the University of California, Hastings College of the Law.

Carrie Hansen – EVP, Chief Operating Officer

Ms. Hansen joined our company in 2000 and has served as our Chief Operating Officer since 2008 and as President of our Mutual Funds division since 2007. Prior to becoming our Chief Operating Officer, Ms. Hansen served as our Chief Financial Officer (2003-2006) and Chief Compliance Officer (2004-2008). From 1998 to 2000, Ms. Hansen served as head of the Investment Operations Group in the Tokyo office of Barclays Global Investors, prior to which she spent over four years at Coopers & Lybrand Consulting, finishing her career there as an Audit Manager. Ms. Hansen holds a B.S. in Business Administration from the University of California, Berkeley.

David McNatt – EVP, Investment Solutions

Mr. McNatt has served as our Executive Vice President of Investment solutions since April 2021. Mr. McNatt, previously served as the Senior Vice President of Product Management and Development from April 2018 to April 2021, prior to which he served as Vice President of Affluent Product Strategy from October 2017 to April 2018. David has also held the roles of Vice President of Corporate Strategy and Vice President Proprietary Product Development during her tenure at AssetMark.  Prior to joining AssetMark, Mr. McNatt was with Russell Investments responsible for the smart beta index product business. Mr. McNatt also spent more than 8 years at The Charles Schwab Corporation in various leadership roles where he was responsible for developing new business lines and investment products, including the launch and growth of the Schwab ETF business. Mr. McNatt received his BA in Finance with a minor in Economics from the University of South Florida and is a member of the CFA Institute and CFA Society of San Francisco.

Mukesh Mehta – EVP, Chief Information Officer

Mr. Mehta has served as our Chief Information Officer since joining our company in 2017. From 2014 to 2017, Mr. Mehta served as the Chief Information and Technology Officer at Cetera Financial Group, a shared services organization serving a family of affiliated independent broker-dealers. From 2010 to 2013, Mr. Mehta served as Chief Information Officer at TD Ameritrade, a brokerage firm, where he also served as a Managing Director in Business Technologies from 2009 to 2010. From 2002 to 2008, Mr. Mehta served as Senior Vice President and Chief Information Officer at Schwab Institutional, Platform Development & Technology, prior to which he served as a Vice President of Finance & Corporate Administration Technology at The Charles Schwab Corporation from 1999 to 2002. Mr. Mehta has also held positions with Bankers Trust (Vice President, Defined Contribution & Participant Services, 1995-1999), Kwasha Lipton (Pension Design & Systems Consultant, 1987-1994), ER Keller & Co. (Investment Account Manager, 1987) and Bell Communications Research (Analyst, 1984-1987). Mr. Mehta holds a B.A. in Mathematics & Economics from Rutgers University and is a graduate of the Stanford University Graduate School of Business Executive Program.

Esi Minta-Jacobs – EVP, Human Resources and Program Management

Ms. Minta-Jacobs joined our company in 2015 and has served as our head of Human Resources and Program Management since March 2020, prior to which she served as our Project Management Office Leader. Prior to joining our company, Ms. Minta-Jacobs served as Senior Vice President at Wells Fargo & Company (2003-2015), overseeing international operations project delivery, and as Partner Integration Manager at PeopleSoft, Inc. (1999-2003). She previously held management consulting roles at Grant Thornton

International and PricewaterhouseCoopers (formerly Coopers & Lybrand) (1995-1999). Ms. Minta-Jacobs holds a B.S. in Business Administration with a concentration in Accounting and Management Information Systems from Northeastern University.

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

•	lowering of interest rates, which has a direct and proportionate impact on our spread-based revenue;
•	significant fluctuations in securities prices affecting the value of assets on our platform, including as a result of public health concerns or epidemics such as the COVID-19 pandemic;
•	negative public perception and reputation of the financial services industry, which could reduce demand for our investment solutions and services;
•	unanticipated acceleration of client investment preferences to lower-fee options;
•	downward pressure on fees we charge our investor clients, which would reduce our revenue;
•	changes in laws or regulations that could impact our ability to offer investment solutions and services;
•	failure to obtain new clients or retain existing clients on our platform, or changes in the mix of clients on our platform;
•	failure by our financial adviser clients to obtain new investor clients or retain their existing investor clients;
•	failure to adequately protect our proprietary technology and intellectual property rights;
•	reduction in the suite of investment solutions and services made available by third-party providers to existing clients;
•	reduction in fee percentage or total fees for future periods, which may have a delayed impact on our results given that our asset-based fees are billed to advisers in advance of each quarter;
•	changes in our pricing policies or the pricing policies of our competitors to which we have to adapt; or
•	general domestic and international economic and political conditions that may decrease investor demand for financial advisers or investment services.

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

We compete with many different types of wealth management companies that vary in size and scope. In addition, some of our adviser clients have developed or may develop the in-house capability to provide the technology or investment advisory services they have retained us to perform, obviating the need to hire us. These clients may also offer similar services to third-party financial advisers or financial institutions, thereby competing directly with us for that business.

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

We derive a significant portion of our revenue from asset-based fees. Individual advisers or their clients may seek to negotiate lower asset-based fees. In particular, recent trends in the broker-dealer industry towards zero-commission trading may make self-directed brokerage services comparatively less expensive and, therefore, more attractive to investors as compared to investment advisory services, which could prompt our investment adviser clients to attempt to renegotiate the fees they pay to us. In addition, clients may elect to use products that generate lower revenue, which may result in lower total fees being paid to us. For example, in the past, one of our broker-dealer clients decided to limit access to certain of our retail share class strategies, resulting in a partial shift to lower-revenue products on our platform. If other broker-dealer clients similarly limit access to certain of our strategies such that advisers shift to our lower-revenue products, we may be required to shift our service offering towards lower-revenue products, which would lead to a decline in asset-based revenue. In addition, in June 2020, we completed the transition of certain third-party mutual fund strategies from retail to institutional share classes, which have lower operating expense ratios than the retail share class mutual fund offerings. This has resulted in a lower overall cost of investment for most clients, and, coupled with changes in pricing for these products, has negatively impacted our revenue and net income. Further, as competition among financial advisers increases, financial advisers may be required to lower the fees they charge to their end investors, which could cause them to seek lower fee options on our platform or to more aggressively negotiate the fees we charge. Any reduction in asset-based fees could persist beyond the near term given the recurring quarterly nature of our asset-based fee arrangements. Any of these factors could result in a fluctuation or decline in our asset-based revenue, which would have a material adverse effect on our results of operations, financial condition or business.

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

Changes in market and economic conditions (including as a result of the ongoing COVID-19 pandemic, or geopolitical conditions or events) could lower the value of assets on which we earn revenue and could decrease the demand for our investment solutions and services.

Asset-based revenue makes up a significant portion of our revenue, representing 97% and 95% of our total revenue for the years ended December 31, 2021 and 2020, respectively. In addition, given our fee-based model, we expect that asset-based revenue will continue to account for a significant percentage of our total revenue in the future. Spread-based revenue accounted for 2% and 4% of our total revenue for the years ended December 31, 2021 and 2020, respectively. Significant fluctuations in securities prices, as well as recent and potential decreases in interest rates, have and will continue to materially affect the value of the assets managed by our clients and have and will likely continue to cause a decrease in our spread-based revenue. In particular, our spread-based revenue is directly correlated with changes in interest rates; in the fourth quarter of 2021, interest rates in the U.S. remained near zero after declining beginning in the first quarter of 2020, and our spread-based revenue has similarly declined significantly. Changes in interest rates may also influence financial adviser and investor decisions regarding whether to invest in, or maintain an investment in, one or more of our investment solutions. If such fluctuations in securities prices or decreases in interest rates were to lead to decreased investment in the securities markets, our revenue and earnings derived from asset-based and spread-based revenue could be simultaneously materially adversely affected.

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

The market for our investment solutions and services is characterized by shifting client demands, evolving market practices and, for many of our investment solutions and services, rapid technological change, including an increased use of and reliance on web and social network properties. Changing client demands (including increased reliance on technology), new market practices or new technologies can render existing investment solutions and services obsolete and unmarketable. As a result, our future success will continue to depend upon our ability to develop, enhance and market investment solutions and services that address the future needs of our target markets and respond to technological and market changes. We may not be able to accurately estimate the impact of new investment solutions and services on our business or how their benefits will be perceived by our clients. Further, we may not be successful in developing, introducing and marketing our new investment solutions or services or enhancements on a timely and cost effective basis, or at all, our investment adviser clients may not allow certain investment solutions and services to be marketed through them, and any new investment solutions and services and enhancements may not adequately meet the requirements of the marketplace or achieve market acceptance. In addition, clients may delay purchases in anticipation of new investment solutions or services or enhancements. Any of these factors could materially adversely affect our results of operations, financial condition or business.

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

We have in the past, and may in the future, choose to grow our business in part through acquisitions, which could pose a number of risks to our operations. We may not be able to complete acquisitions, or integrate the operations, products, technologies or personnel gained through any such acquisition, such as our recent acquisitions of OBS and Voyant, without a material adverse effect on our results of operations, financial condition or business. Assimilating the acquired businesses may divert significant management attention and financial resources from our other operations and could disrupt our ongoing business. We may have difficulty integrating the acquired operations, products, technologies or personnel, and may incur substantial unanticipated integration costs. Financing an acquisition could result in dilution from issuing equity securities or a weaker balance sheet from using cash or incurring debt. Any debt securities that we issue or credit agreements into which we enter to finance an acquisition may contain covenants that would restrict our operations, impair our ability to pay dividends or limit our ability to take advantage of other strategic opportunities. Further, we may fail to realize the potential cost savings or other financial benefits of the acquisition. In addition, acquisitions, including our recent acquisitions of OBS and Voyant, may result in the loss of key employees or customers, particularly those of the acquired operations. Acquisitions, including our recent acquisitions of OBS and Voyant, could further adversely affect our existing business relationships with third parties and/or cause us to incur regulatory, legal or other liabilities from the acquired businesses, including claims for infringement of intellectual property rights, for which we may not be indemnified in full or at all.

We may be subject to liability for losses that result from a breach of our or another’s fiduciary duties.

Certain of our investment advisory services involve fiduciary obligations that require us to act in the best interests of our clients, and we may face legal proceedings, liabilities, regulatory investigations or enforcement actions for actual or claimed breaches of our fiduciary duties. Because we provide investment advisory services with respect to substantial assets, we could face substantial liability to our clients if it is determined that we have breached our fiduciary duties. In certain circumstances, which generally depend on the types of investment solutions and services we are providing, we may enter into client agreements jointly with advisers and retain third-party investment money managers and strategists on behalf of clients. In many instances, we are responsible for conducting due diligence on the investment solutions and strategies offered by such third parties with whom we contract, and a failure to adequately conduct due diligence or to adequately disclose material conflicts of interest could subject us to liability for alleged inadequate due diligence or for misstatements or omissions contained in disclosures, marketing materials and other materials describing the investment solutions and strategies offered by such third parties to our investor clients. As such, we may be included as a defendant in lawsuits against financial advisers, strategists and third-party investment money managers that involve claims of breaches of the duties of such persons, and we may face liabilities for the improper actions or omissions of such advisers and third-party investment money managers and strategists. In addition, we may face claims based on the results of our investment advisory services, even in the absence of a breach of our fiduciary duty. Such claims and liabilities could therefore have a material adverse effect on our results of operations, financial condition or business.

If our reputation is harmed, our results of operations, financial condition or business could be materially adversely affected.

Our reputation, which depends on earning and maintaining the trust and confidence of our clients, is critical to our business. Our reputation is vulnerable to many threats that can be difficult or impossible to control, and costly or impossible to remediate. Regulatory inquiries or investigations, lawsuits initiated by our clients, employee misconduct, perceptions of conflicts of interest and rumors concerning us or our third-party service providers, among other developments, could substantially damage our reputation, even if they are baseless or satisfactorily addressed. Potential, perceived and actual conflicts of interest are inherent in our business activities and could give rise to client dissatisfaction or litigation. In particular, we offer both proprietary and third-party mutual funds, portfolios of mutual funds and custodial services on our platform, and financial advisers or their clients could conclude that we favor our proprietary investment products or services over those of third parties. In addition, any perception that the quality of our investment solutions and services may not be the same or better than that of other providers can also damage our reputation. Any damage to our reputation or that of our third-party service providers could harm our ability to attract and retain clients, which could materially adversely affect our results of operations, financial condition or business.

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

We maintain relationships with certain broker-dealers and investment advisers that serve clients on our platform. The loss of these relationships likely would result in a loss of adviser and investor clients. Likewise, we engage strategists who offer certain investment products on our platform. The loss of certain strategists and their investment products could cause our investor clients to leave our platform to follow such strategists and investment products to our competitors or otherwise. Additionally, the engagement contracts governing our relationships with these broker-dealers, investment advisers and strategists are terminable by either us or the broker-dealer, investment adviser or strategist, as applicable, upon short-notice with or without cause. Further, broker-dealers and investment advisers may substantially reduce their use of our platform without terminating their agreements with us. Loss of our investor clients, whether due to termination of a significant number of engagement contracts or otherwise, may have a material adverse effect on our financial condition and result in harm to our business.

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

The majority of the securities held by our investment products are valued using quoted prices from active markets gathered by external third-party pricing services. We are dependent upon those services for those valuations and their failure to accurately price those securities may result in inaccurate valuation of securities in our systems.  In addition, in rare cases where market prices are not readily available, securities are valued in accordance with procedures applicable to that investment product. These procedures may utilize unobservable inputs that are not gathered from any active markets and involve considerable judgment. If these valuations prove to be inaccurate, our revenue and earnings from platform assets could be adversely affected.

We rely on our executive officers and other key personnel.

We depend on the efforts of our executive officers, other management team members, and employees. Our executive officers, in particular, play an important role in the stability and growth of our business, and our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. The loss of any key personnel could have a material adverse effect on our results of operations, financial condition or business.

Executive officer, employee or third-party provider misconduct could expose us to significant legal liability and reputational harm.

We are vulnerable to reputational harm because we and our investment adviser clients operate in an industry in which personal relationships, integrity and the confidence of clients are of critical importance. Our executive officers and employees, as well as the executive officers and employees at our investment adviser clients or our third-party service providers, could engage in misconduct that adversely affects our business. For example, if a member of management or an employee were to engage in illegal or suspicious activities, we or our investment adviser clients could be subject to regulatory sanctions and we could suffer serious harm to our reputation (as a consequence of the negative perception resulting from such activities), our financial position or financial advisers’ client relationships and ability to attract new clients. In addition, certain of our third-party providers may engage in illegal activities, or may be accused of engaging in such activities, which could result in disruptions to our platform or solutions, subject us to liability, fines, penalties, regulatory orders or reputational harm or require us to be involved in regulatory investigations. Specifically, we have in the past been and may in the future be made aware of SEC investigations involving the actions of third-party investment advisers (or their employees) on our platform, which could cause us to experience any of the aforementioned consequences.

Further, our business and that of our financial adviser clients often require that we deal with confidential information, personal information and other sensitive data. If executive officers, employees or third-party providers were to improperly use or disclose this information, even if inadvertently, we or our financial adviser clients could be subject to legal or regulatory investigations or action and suffer serious harm to our reputation, financial position and current and future business relationships or those of our financial adviser clients. It is not always possible to deter misconduct, and the precautions we take to detect and prevent this activity may not always be effective. Misconduct by executive officers, employees or third-party providers, or even unsubstantiated allegations of misconduct, could result in an adverse effect on our reputation and our business.

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

We may not be able to generate sufficient cash to service our indebtedness and may be forced to take other actions to satisfy our obligations under our 2022 Credit Facility, which may not be successful.

As of December 31, 2021, we had total indebtedness of $115 million. Our ability to make scheduled payments on or to refinance our indebtedness depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flow from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay acquisitions and capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis could harm our ability to incur additional indebtedness. In the absence of sufficient cash flows and capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our 2022 Credit Facility (as defined in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”) currently restricts our ability to dispose of assets and our use of the proceeds from such disposition. We may not be able to consummate those dispositions, and the proceeds of any such disposition may not be adequate to meet any debt service obligations then due. Any of these circumstances could adversely affect our results of operations, financial condition or business.

Restrictions in our existing and future debt agreements could limit our growth and our ability to engage in certain activities.

Our 2022 Credit Facility contains a number of covenants that impose operating and financial restrictions on us, including restrictions on our ability to incur additional indebtedness, create liens, make acquisitions, dispose of assets and make restricted payments, among others. In addition, our 2022 Credit Facility may require us to maintain certain financial ratios. These restrictions may also limit our ability to obtain future financings, to withstand a future downturn in our business or the economy in general, or to otherwise conduct necessary corporate activities. We may also be prevented from taking advantage of acquisitions or other business opportunities that arise because of the limitations that the restrictive covenants under our 2022 Credit Facility impose on us. A breach of any covenant in our 2022 Credit Facility would result in a default under the applicable agreement after any applicable grace periods. A default, if not waived, could result in acceleration of the indebtedness outstanding under the 2022 Credit Facility and our inability to borrow thereunder. The accelerated indebtedness would become immediately due and payable. If that occurs, we may not be able to make all of the required payments or borrow on short notice sufficient funds to refinance such indebtedness. Even if new financing were available at that time, it may not be on terms that are acceptable to us.

We are a holding company and rely on dividends, distributions and other payments, advances and transfers of funds from our subsidiaries to meet our debt service and other obligations.

We have no direct operations and derive all of our cash flow from our subsidiaries. Because we conduct our operations through our subsidiaries, we depend on those entities for dividends and other payments or distributions to meet any existing or future debt service and other obligations. The deterioration of the earnings from, or other available assets of, our subsidiaries for any reason could limit or impair their ability to pay dividends or other distributions to us. In addition, SEC and Financial Industry Regulatory Authority (“FINRA”) regulations may under certain circumstances restrict the payment of dividends by a registered broker-dealer. Compliance with this regulation may impede our ability to receive dividends from AssetMark Brokerage, LLC.

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

We store extensive amounts of personal investment and financial information for consumers, including portfolio holdings, on our systems. We could be subject to liability if we were to inappropriately disclose any personal information or if third parties were able to penetrate our network security or otherwise access or misappropriate any personally identifiable information or portfolio holdings. Any such disclosure, security incident or breach could subject us to regulatory investigations and enforcement actions, the imposition of fines or other significant penalties and significant remediation costs, as well as claims for financial loss, impersonation or other similar fraud claims, claims under data protection laws, claims for other misuses of personal information, such as unauthorized marketing or unauthorized access to personal portfolio information, or indemnity claims by our clients for fines, penalties or other assessments arising from third-party claims. Further, any real or perceived defects, errors or vulnerabilities in our security systems could harm our reputation or otherwise adversely impact our business, financial position and results of operations. While we have taken extensive precautions to protect personal information, these risks are heightened due to our implementation of an entirely remote workforce due to the COVID-19 pandemic.

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

In connection with the products and services that we provide, we collect, use, store, transmit and otherwise process certain confidential, proprietary and sensitive information, including the personal information of end-users, third-party service providers and employees. We rely on the efficient, uninterrupted and secure operation of complex information technology systems and networks to operate our business and securely store, transmit and otherwise process such information. In the normal course of business, we also share information with our service providers and other third parties. A failure to safeguard the integrity, confidentiality, availability and authenticity of personal information, client data and our proprietary data from cyber-attacks, unauthorized access, fraudulent activity (e.g., check “kiting” or fraud, wire fraud or other dishonest acts), data breaches and other security incidents that we, our third-party service providers or our clients may experience may lead to modification, destruction, loss of availability or theft of critical and sensitive data pertaining to us, our clients or other third parties. While we have taken extensive precautions to protect such confidential, proprietary and sensitive information, including personal information, these risks are heightened due to our implementation of an entirely remote workforce due to the COVID-19 pandemic. We have established a strategy designed to protect against threats and vulnerabilities containing preventive and detective controls including, but not limited to, firewalls, intrusion detection systems, computer forensics, vulnerability scanning, server hardening, penetration testing, anti-virus software, data leak prevention, encryption and centralized event correlation monitoring. All such protective measures, as well as additional measures that may be required to comply with rapidly evolving data privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations, have and will continue to cause us to incur substantial expenses. Failure to timely upgrade or maintain computer systems, software and networks as necessary could also make us or our third-party service providers susceptible to breaches and unauthorized access and misuse. We may be required to expend significant additional resources to modify, investigate or remediate vulnerabilities or other exposures arising from data and cybersecurity risks.

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

Recently, the most rapid development in U.S. data privacy and security laws has been at the state level. For example, on June 28, 2018, California enacted the California Consumer Privacy Act (the “CCPA”), which took effect on January 1, 2020. The CCPA increased privacy rights for California residents and imposes obligations on companies that process their personal information, including an obligation to provide certain new disclosures to such residents. Specifically, among other things, the CCPA created new consumer rights, and imposes corresponding obligations on covered businesses, relating to the access to, deletion of and sharing of personal information collected by covered businesses, including California residents’ right to access and delete their personal information, opt out of certain sharing and sales of their personal information and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action is expected to increase the likelihood of, and risks associated with, data breach litigation. The CCPA has already been amended several times, and further amendments may be enacted. Although interpretive guidance through enforcement cases brought by the California Office of the Attorney General is becoming available, even in its current form, it remains unclear how various provisions of the CCPA will be interpreted and enforced. Additionally, on November 3, 2020, California voters approved a further amendment to the CCPA, the California Privacy Rights Act (the “CPRA”), which will take effect in most material respects on January 1, 2023. The CPRA significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses related to our compliance efforts. It remains unclear how various provisions of the CCPA and CPRA will be interpreted and enforced. Numerous other states, including Virginia and Colorado, have also enacted or are in the process of enacting or considering comprehensive state-level data privacy and security laws, rules and regulations. Compliance with these state laws may require us to modify our data processing practices and policies and may increase our compliance costs and potential liability. There is also discussion in Congress of a new comprehensive federal data protection and privacy law to which we likely would be subject if it is enacted.

Additionally, in February 2020, the SEC proposed rules regarding cybersecurity which would require investment advisers and investment companies to adopt and implement formal cybersecurity policies, report significant cybersecurity incidents to the SEC and provide enhanced disclosure of cybersecurity risks and incidents to investors. The proposed rules are subject to a comment period, and the final rules adopted by the SEC may differ significantly from the proposed rules. If adopted as proposed, the rules are expected to increase the cost of operating our business and will likely require additional time and resources dedicated to reporting and compliance matters.

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

Further, the United Kingdom’s vote in favor of exiting the EU, often referred to as “Brexit,” and ongoing developments in the United Kingdom have created uncertainty with regard to data protection regulation in the United Kingdom. As of January 1, 2021, following the expiry of transitional arrangements agreed to between the United Kingdom and the EU, data processing in the United Kingdom is governed by a United Kingdom version of the GDPR (combining the GDPR and the United Kingdom’s Data Protection Act 2018), exposing us to two parallel regimes, each of which authorizes similar fines and other potentially divergent enforcement actions for certain violations. On June 28, 2021, the European Commission adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the United Kingdom adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews or extends that decision.

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

Additionally, AssetMark Trust Company (“ATC”), our wholly owned trust company subsidiary licensed with and regulated by the Arizona Department of Insurance and Financial Institutions, is one of several custodians on our platform that offers integrated custodial, brokerage and related services to clients of our adviser clients.

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

We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC or other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets around the world. In addition, we may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. For example, on June 30, 2020, certain SEC rulemakings and interpretations went into effect that (i) require broker-dealers to act in the “best interest” of retail customers when making a recommendation, without placing the financial or other interests of the broker-dealer ahead of the interest of the retail customer, (ii) require that broker-dealers and investment advisers deliver to retail investors a short-form disclosure document describing the firm’s relationship with and duties to the customer, (iii) clarify the scope of the “solely incidental” exception to Advisers Act registration by brokers when providing investment advice and (iv) clarify the SEC’s views on the fiduciary duty that investment advisers owe to their clients. Compliance with Regulation Best Interest and Form CRS disclosure remains an area of focus for the SEC and FINRA. Additionally, on December 22, 2020, the SEC voted to adopt reforms under the Advisers Act to modernize the rules that govern investment adviser advertisements and payments to solicitors. The compliance date to adopt the reforms under the Advisers Act is November 4, 2022. Many investment advisers are re-evaluating their business models in light of these and other similar regulatory changes, and any ultimate change to their business models may affect their desire or ability to use our services and may therefore adversely affect our business. Legislative or regulatory actions and any required changes to our business operations resulting from such legislation and regulations, as well as any deficiencies in our compliance with such legislation and regulation, could result in significant loss of revenue, limit our ability to pursue business opportunities in which we might otherwise consider engaging or otherwise adversely affect our businesses.

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

As required by the Advisers Act, the investment advisory agreements entered into by our investment adviser subsidiaries provide that an “assignment” of the agreement may not be made without the client’s consent. Under the 1940 Act, advisory agreements with registered funds provide that they terminate automatically upon “assignment” and the board of directors and the shareholders of the registered funds must approve a new agreement for advisory services to continue. Under both the Advisers Act and the 1940 Act, a change of ownership may constitute such an “assignment” if it is a change of control. For example, under certain circumstances, an assignment may be deemed to occur if a controlling block of voting securities is transferred, if any party acquires control, or, in certain circumstances, if a controlling party gives up control. Under the 1940 Act, a 25% voting interest is presumed to constitute control. HTSC, through its indirect subsidiary Huatai International Investment Holdings Limited (“HIIHL”), held a 69.2% voting interest in us as of December 31, 2021. An assignment or a change of control could be deemed to occur in the future if we, or one of our investment adviser subsidiaries, were to gain or lose a controlling person, or in other situations that may depend significantly on the facts and circumstances. In any such case we would seek to obtain the consent of our advisory clients, including any funds, to the assignment. Further, our U.S. broker-dealer subsidiary, AMB, is a member of FINRA and subject to FINRA rules, which could impede or delay a change of control. FINRA Rule 1017 generally provides that FINRA approval must be obtained in connection with any transaction resulting in a single person or entity acquiring or controlling, directly or indirectly, 25% or more of a FINRA member firm’s or its parent company’s equity. If we fail to obtain such consents or approval, our results of operations, financial condition or business could be adversely affected.

Risks Related to Ownership of Our Common Stock

Control by our principal stockholder could adversely affect our other stockholders.

HTSC, through its indirect subsidiary HIIHL, owned approximately 69.2% of our outstanding shares of common stock as of December 31, 2021, and controls our management and affairs, including determining the outcome of matters requiring stockholder approval. So long as HTSC continues to own a significant amount of the outstanding shares of our common stock, even if such amount is less than a majority, HTSC will continue to be able to strongly influence or effectively control our decisions, including matters requiring approval by our stockholders (including the election of directors and the approval of mergers or other extraordinary transactions), regardless of whether or not other stockholders believe that the transaction is in their own best interests. Such concentration of voting power could also have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company and might ultimately affect the market price of our common stock.

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

The market price of our common stock may be highly volatile and may fluctuate or decline substantially as a result of a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. In addition, the limited public float of our common stock tends to increase the volatility of its trading price, in particular during times of high volatility in the broader stock market. Factors that could cause fluctuations in the market price of our common stock include the following:

•	market conditions in the broader stock market in general, or in our industry in particular;
•	changes in the interest rate environment;
•	actual or anticipated fluctuations in our quarterly financial and operating results;
•	introduction of new products and services by us or our competitors;
•	issuance of new or changed securities analysts’ reports or recommendations;
•	sales of large blocks of our stock by our employees or controlling stockholder or the perception that our employees or controlling stockholder will sell our stock;
•	additions or departures of key personnel;
•	regulatory developments; litigation and governmental investigations; and
•	economic, political and geopolitical conditions or events, including public health concerns or epidemics such as the COVID-19 pandemic.

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

Specifically, HIIHL, the holder of 50,873,799 shares of our common stock as of December 31, 2021, has the right, subject to certain exceptions and conditions, to require us to register its shares of common stock under the Securities Act and to participate in future registrations of securities by us. Registration of any of these outstanding shares of common stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the applicable registration statement. In addition, the shares of our common stock already issued to employees or reserved for future issuance under our 2019 Equity Incentive Plan will become eligible for sale in the public market once such shares are issued, subject to various vesting arrangements and Rule 144, as applicable. A total of 4,887,691 shares of common stock have been reserved for issuance under our 2019 Equity Incentive Plan.

The market price of shares of our common stock may drop significantly if HIIHL exercises its registration rights, or if the market perceives that such exercise is likely to occur. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities. In the future, we may also issue our securities in connection with investments or acquisitions, and such issuances could constitute a material portion of the then-outstanding shares of our common stock. Any issuance of additional securities in connection therewith may result in additional dilution to our stockholders.

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

If securities or industry analysts do not publish research or reports about our business, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline

The trading market for our common stock may be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of the analysts who cover us downgrade our stock or describe us or our business in a negative manner, our stock price would likely decline. If one or more of these analysts cease coverage of our Company or fails to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. In addition, if we fail to meet the expectations and forecasts for our business provided by securities analysts, our stock price could decline.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters are located in Concord, California and consist of approximately 96,944 square feet of leased space. Our lease on this space expires on August 31, 2028. We lease an additional combined 76,512 square feet of office space in Phoenix, Arizona; Chicago, Illinois; Encino, California; Atlanta, Georgia; and Austin, Texas. We believe that our headquarters and other offices are adequate for our immediate needs and that additional or substitute space is available if needed to accommodate growth and expansion.

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

Holders

As of February 28, 2022, there were 9 holders of record of our common stock. The actual number of stockholders is greater than the total number of record holders because it includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information required under the relevant sections of this Item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021 pursuant to Regulation 14A.

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

	7/18/2019	9/30/2019	12/31/2019	3/31/2020	6/30/2020	9/30/2020	12/31/2020
AssetMark	$100.00	$96.34	$107.32	$75.41	$100.92	$80.40	$89.50
Russell 2000 Index	100.00	97.93	107.25	74.12	92.66	96.92	126.95
Dow Jones U.S. Financials Index	$100.00	$100.57	$107.68	$76.10	$86.16	$88.97	$104.46

	3/31/2021	6/30/2021	9/30/2021	12/31/2021
AssetMark	$86.32	$92.68	$91.97	$96.93
Russell 2000 Index	142.74	148.53	141.70	144.34
Dow Jones U.S. Financials Index	$116.64	$126.30	$127.90	$135.55

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Not applicable.

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

Overview

AssetMark is committed to transforming financial advice by enabling holistic financial wellness and empowering independent financial advisers to help their clients reach their goals. We are a leading provider of extensive wealth management and technology solutions for these advisers. Our platform enables advisers to outsource high-cost and specialty services that would otherwise require significant investments of time and money—helping to level the playing field for independent financial advisers of all sizes. We provide an end-to-end experience, spanning nearly all elements of an adviser’s engagement with his or her client—from initial conversations to ongoing financial planning discussions, including performance reporting and billing. In addition, our platform provides tools and capabilities for advisers to better manage their day-to-day business activities, giving them more time for meaningful conversations with investors.

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

Business Highlights

•

We completed the acquisition of Voyant on July 1, 2021. Through the Voyant acquisition, we acquired capabilities to provide wealth management and technology solutions for independent financial advisers.

Financial Highlights

•	Total revenue for the year ended December 31, 2021 was $530.3 million, up $98.2 million, or 22.7%, from $432.1 million for the year ended December 31, 2020.
•	Net income for the year ended December 31, 2021 was $25.7 million, or $0.36 per share, compared to net loss of $7.8 million, or $(0.12) per share, for the year ended December 31, 2020.
•

Adjusted net income for the year ended December 31, 2021 was $103.3 million, compared to $73.2 million for the year ended December 31, 2020. For a reconciliation of net income, the most directly comparable GAAP financial measure, to adjusted net income, see the section titled “—Key Operating Metrics—Non-GAAP Financial Metrics—Adjusted Net Income.”

•

Adjusted EBITDA for the year ended December 31, 2021 was $157.2 million, up $42.2 million, or 36.7%, from $115.0 million in the year ended December 31, 2020. For a reconciliation of net income, the most directly comparable GAAP financial measure, to adjusted EBITDA, see the section titled “—Key Operating Metrics—Non-GAAP Financial Metrics—Adjusted EBITDA.”

Asset and Adviser Growth Trends

•	Platform assets were $93.5 billion as of December 31, 2021, up 25.5% from $74.5 billion as of December 31, 2020.
•	We had 2,858 engaged advisers on our platform as of December 31, 2021, up 12.7% from 2,536 as of December 31, 2020.

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

Technology Development

We invested $171 million in the development of our technology and our dedicated technology team between January 1, 2019 and December 31, 2021. We intend to continue to invest in our technology platform to address the needs of financial advisers and their investors. Our revenue growth will depend, in part, on our ability to continue to launch new offerings and deliver solutions to financial advisers efficiently. While these investments may delay or reduce our profitability, we believe they will enable us to grow our revenue meaningfully in the long term.

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

COVID-19 Pandemic

Beginning in early 2020, the outbreak of COVID-19 has rapidly evolved into a global pandemic and has adversely impacted global commercial activities. The near-term impacts related to the COVID-19 pandemic have primarily been to our asset-based revenue and spread-based revenue. The impact of declining global equity and bond markets as well as a lower interest rate environment was evident in our financial statements beginning in the second quarter of 2020, during which we incurred expenses related to the transition to an entirely remote workforce arrangement and increased expenditures for asset-based investment trading activities. The impact of COVID-19 has not materially affected and is not expected to materially affect our capabilities to conduct business with our financial advisers. Management believes there continues to be risk that the COVID-19 pandemic may adversely affect our operations and operating results in subsequent periods, although, given the uncertainty around the duration and extent of the COVID-19 pandemic, management cannot at this time quantify with any level of specificity the impact on our results of operations, financial condition or liquidity. We have continued to generate positive operating cash flows, have adequate cash on hand, and maintain access to our existing line of credit to meet our short-term liquidity needs. We have experienced neither material impairments of our assets nor a significant change in the fair value of our assets and liabilities due to the COVID-19 pandemic. We continue to monitor the developments relating to COVID-19 and are coordinating our operational response based on existing business continuity plans and guidance from global health organizations, relevant governments and general pandemic response best practices.

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

Key metrics for the years ended December 31, 2021, 2020 and 2019 include the following:

	Year Ended December 31,
	2021	2020	2019
Operational metrics:
Platform assets (at period-beginning) (millions of dollars)	$74,520	$61,608	$44,855
Net flows (millions of dollars)	9,934	5,483	5,389
Market impact net of fees (millions of dollars)	9,034	5,369	7,575
Acquisition impact (millions of dollars)	—	2,060	3,789
Platform assets (at period-end) (millions of dollars)	$93,488	$74,520	$61,608
Net flows lift (% of beginning-of-year platform assets)	13.3%	8.9%	12.0%
Advisers (at period-end)	8,649	8,454	7,958
Engaged advisers (at period-end)	2,858	2,536	2,230
Assets from engaged advisers (at period-end) (millions of dollars)	$86,385	$67,300	$54,853
Households (at period-end)	209,900	186,602	162,225
New producing advisers	811	743	894
Production lift from existing advisers (annualized %)	24.2%	19.9%	24.4%
Assets in custody at ATC (at period-end) (millions of dollars)	$71,320	$53,878	$43,393
ATC client cash (at period-end) (millions of dollars)	$2,932	$2,618	$1,876
Financial metrics:
Total revenue (millions of dollars)	$530	$432	$418
Net income (loss) (millions of dollars)	$25.7	$(7.8)	$(0.4)
Net income (loss) margin (%)	4.8%	(1.8)%	(0.1)%
Capital expenditure (millions of dollars)	$34.7	$29.1	$22.5
Non-GAAP financial metrics:
Adjusted EBITDA (millions of dollars)	$157.2	$115.0	$109.9
Adjusted EBITDA margin (%)	29.6%	26.6%	26.3%
Adjusted net income (millions of dollars)	$103.3	$73.2	$66.1

Platform Assets

We believe that the amount of assets on our platform is an important indicator of the strength and growth of our business, our increased customer footprint and the market acceptance of our platform. We define platform assets as all assets on the AssetMark platform, whether these are assets for which we provide advisory services, referred to as regulatory assets under management (“AUM”), or non-advisory assets under administration, assets held in cash accounts or otherwise not managed (collectively, “Other Assets”). There is generally no material economic difference to our financial results whether assets are considered AUM or Other Assets. We view our platform assets as reflective of our revenue growth and potential for future growth. Platform assets as of December 31, 2021 were significantly positively impacted by the market recovery following the initial market decline during the early stages of the COVID-19 pandemic in March of 2020, as well as from additional market growth and the addition of new platform assets between the year ended December 31, 2020 and the year ended December 31, 2021. We had platform assets of $93,488 million, $74,520 million and $61,608 million as of December 31, 2021, 2020 and 2019, respectively. Our regulatory AUM totaled $59,535 million, $46,982 million and $38,785 million as of December 31, 2021, 2020 and 2019, respectively. We intend to continue growing our platform assets with enhancements to our technology, services and investment solutions. We expect the growth in our platform assets will remain a significant indicator of our business momentum and results of operations as existing advisers and new advisers realize the benefits of our platform. Our platform assets in any period may continue to fluctuate as a result of several factors, including our adviser satisfaction with the functionality, features, performance or pricing of our offering, overall fluctuations in the securities markets and other factors, a number of which are beyond our control.

The following table provides information regarding the degree to which production, redemptions, net flows and changes in the market value of existing assets contributed to changes in assets on our platform in the periods indicated.

	Year Ended December 31,
(in millions of dollars)	2021	2020	2019
Beginning platform assets	$74,520	$61,608	$44,855
Production	19,351	13,995	13,181
Redemptions	(9,417)	(8,512)	(7,792)
Net flows	9,934	5,483	5,389
Market impact net of fees	9,034	5,369	7,575
Acquisition impact	—	2,060	3,789
Ending platform assets	$93,488	$74,520	$61,608

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

ATC Client Cash (at Period-End)

In general, all accounts with ATC are required to have cash at a minimum level ranging from of 1.5% to 5% of invested assets. In addition to this minimum amount, strategists and advisers have the discretion to hold additional invested assets in cash. We refer to the aggregate amount of cash held at ATC as ATC client cash. As of December 31, 2021, 2020 and 2019, ATC client cash accounted for 4%, 5% and 4%, respectively, of the total assets in custody at ATC. As of December 31, 2021, 2020 and 2019, 100%, 100% and 99%, respectively, of the ATC client cash was placed with the ATC-insured cash deposit program and was the primary source of spread-based revenue for our business.

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

Set forth below is a reconciliation from net income (loss) and net income (loss) margin, the most directly comparable GAAP financial measures, to adjusted EBITDA and adjusted EBITDA margin for the years ended December 31, 2021, 2020 and 2019.

	Year Ended December 31,			Year Ended December 31,
(in thousands except for percentages)	2021	2020	2019	2021	2020	2019
Net income (loss)	$25,671	$(7,812)	$(420)	4.8%	(1.8)%	(0.1)%
Provision for income taxes	19,316	8,043	15,325	3.6%	1.9%	3.6%
Interest income (loss)	(137)	(899)	(2,510)	—	(0.2)%	(0.6)%
Interest expense	3,559	5,588	12,269	0.7%	1.3%	2.9%
Amortization/depreciation	37,929	35,126	30,356	7.2%	8.1%	7.3%
EBITDA	$86,338	$40,046	$55,020	16.3%	9.3%	13.1%
Share-based compensation(1)	53,637	53,837	36,202	10.1%	12.4%	8.7%
Initial Public Offering “IPO” readiness(2)	—	—	3,323	—	—	0.8%
Reorganization and integration costs(3)	10,816	2,596	1,655	2.0%	0.6%	0.4%
Acquisition expenses(4)	5,682	12,558	11,392	1.1%	2.9%	2.8%
Debt acquisition cost write-down(5)	—	1,729	2,296	—	0.4%	0.5%
Business continuity plan (6)	460	1,568	—	0.1%	0.4%	—
Office closures(7)	167	2,755	—	—	0.6%	—
Other expense	106	(42)	—	—	—	—
Adjusted EBITDA	$157,206	$115,047	$109,888	29.6%	26.6%	26.3%
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

(6)

“Business continuity plan” includes incremental compensation and other costs that are directly related to transition and hiring of a primarily remote workforce and other costs due to the COVID-19 pandemic.

(7)	“Office closures” represents one-time expenses related to closing facilities.

Set forth below is a summary of the adjustments involved in the reconciliation from net income (loss) and net income (loss) margin, the most directly comparable GAAP financial measures, to adjusted EBITDA and adjusted EBITDA margin for the years ended December 31, 2021, 2020 and 2019, broken out by compensation and non-compensation expenses.

	Year Ended December 31, 2021			Year Ended December 31, 2020			Year Ended December 31, 2019
(in thousands)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Share-based compensation(1)	$53,637	$—	$53,637	$53,837	$—	$53,837	$36,202	$—	$36,202
IPO readiness(2)	—	—	—	—	—	—	—	3,323	3,323
Reorganization and integration costs(3)	5,396	5,420	10,816	2,585	11	2,596	1,369	286	1,655
Acquisition expenses(4)	1,441	4,241	5,682	6,022	6,536	12,558	4,874	6,518	11,392
Debt acquisition cost write-down(5)	—	—	—	—	1,729	1,729	—	2,296	2,296
Business continuity plan (6)	174	286	460	1,082	486	1,568	—	—	—
Office closures(7)	—	167	167	—	2,755	2,755	—	—	—
Other expense	—	106	106	—	(42)	(42)	—	—	—
Total adjustments to adjusted EBITDA	$60,648	$10,220	$70,868	$63,526	$11,475	$75,001	$42,445	$12,423	$54,868

	Year Ended December 31, 2021			Year Ended December 31, 2020			Year Ended December 31, 2019
(in percentages)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Share-based compensation(1)	10.1%	—	10.1%	12.4%	—	12.4%	8.7%	—	8.7%
IPO readiness(2)	—	—	—	—	—	—	—	0.8%	0.8%
Reorganization and integration costs(3)	1.0%	1.0%	2.0%	0.6%	—	0.6%	0.3%	0.1%	0.4%
Acquisition expenses(4)	0.2%	0.7%	0.9%	1.4%	1.5%	2.9%	1.2%	1.6%	2.8%
Debt acquisition cost write-down(5)	—	—	—	—	0.4%	0.4%	—	0.5%	0.5%
Business continuity plan (6)	—	—	—	0.3%	0.1%	0.4%	—	—	—
Office closures(7)	—	—	—	—	0.6%	0.6%	—	—	—
Other expense	—	—	—	—	—	—	—	—	—
Total adjustments to adjusted EBITDA margin %	11.3%	1.7%	13.0%	14.7%	2.6%	17.3%	10.2%	3.0%	13.2%
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

(6)

“Business continuity plan” includes incremental compensation and other costs that are directly related to transition and hiring of a primarily remote workforce and other costs due to the COVID-19 pandemic.

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

Set forth below is a reconciliation from net income (loss), the most directly comparable GAAP financial measure, to adjusted net income for the years ended December 31, 2021, 2020 and 2019.

	Year Ended December 31, 2021			Year Ended December 31, 2020			Year Ended December 31, 2019
(in thousands)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Net income (loss)			$25,671			$(7,812)			$(420)
Acquisition-related amortization(1)	$—	$19,139	19,139	$—	$20,432	20,432	$—	$20,432	20,432
Expense adjustments(2)	7,012	10,114	17,126	9,689	9,788	19,477	6,243	10,127	16,370
Share-based compensation	53,637	—	53,637	53,837	—	53,837	36,202	—	36,202
Other expenses	—	106	106	—	1,687	1,687	—	2,296	2,296
Tax effect of adjustments(3)	(1,648)	(10,759)	(12,407)	(2,519)	(11,919)	(14,438)	(1,623)	(7,142)	(8,765)
Adjusted net income			$103,272			$73,183			$66,115

(1)	Relates to intangible assets established in connection with HTSC’s acquisition of our Company in 2016.
(2)	Consists of the adjustments to EBITDA listed in the adjusted EBITDA reconciliation table above other than share-based compensation.
(3)	Consists of the provision for income taxes under U.S. GAAP and the estimated tax impact of expense adjustments and acquisition-related amortization.

Components of Results of Operations

Revenue

Asset-Based Revenue

A majority of our revenue is derived from the fees we charge as a percentage of platform assets. We record this revenue as asset-based revenue. Our asset-based revenue varies based on the types of investment solutions and services that financial advisers utilize for their clients. Asset-based revenue accounted for approximately 96.6%, 95.4% and 90.4% of our total revenue for the years ended December 31, 2021, 2020 and 2019, respectively. Asset-based revenue increased in the year ended December 31, 2021 due to higher assets under management as a result of increased net flows during the year and market recovery through the year ended December 31, 2021.

Spread-Based Revenue

Our spread-based revenue consists of the fees we earn on cash custodied at ATC, one of our wholly owned subsidiaries and one of several custodians offered on our platform. ATC’s program utilizes third-party banks to place and hold client cash and is paid interest-rate-sensitive fees calculated by reference to such deposits. Spread-based revenue decreased in the year ended December 31, 2021, primarily as a result of the continued decline in interest rates in the United States.

Subscription-Based Revenue

Subscription-based revenue consists of revenue recognized from subscription fee arrangements in connection with our financial planning and wealth management software solutions. We began recognizing revenue related to subscription fee arrangements as a result of the Voyant acquisition in July 2021.

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

General and Operating Expenses

General and operating expenses include occupancy expenses and expenses relating to trading, events, communications services, research and data services, website and systems development, marketing, legal services and travel and entertainment. We expect general and operating expenses to increase in absolute dollars in future periods as a result of increased costs associated with losing our emerging growth company status and significant increased legal and accounting costs related to compliance with rules and regulations implemented by the SEC and the New York Stock Exchange (the “NYSE”).

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

Other Expense, Net

Other expense represents the expense associated with our deferred compensation plan, along with the gains and losses from the related investments.

Results of Operations

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

The following discussion presents an analysis of our results of operations for the years ended December 31, 2021 and 2020. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items.

	Year Ended December 31,
(in thousands)	2021	2020	$ Change	% Change
Revenue:
Asset-based revenue	$512,188	$412,023	$100,165	24.3
Spread-based revenue	8,568	16,618	(8,050)	(48.4)
Subscription-based revenue	6,381	—	6,381	*
Other revenue	3,162	3,438	(276)	(8.0)
Total revenue	530,299	432,079	98,220	22.7
Operating expenses:
Asset-based expenses	150,836	132,695	18,141	13.7
Spread-based expenses	1,427	2,703	(1,276)	(47.2)
Employee compensation	196,701	176,483	20,218	11.5
General and operating expenses	72,941	62,466	10,475	16.8
Professional fees	21,813	15,100	6,713	44.5
Depreciation and amortization	37,929	35,126	2,803	8.0
Total operating expenses	481,647	424,573	57,074	13.4
Interest expense	3,559	5,588	(2,029)	(36.3)
Other expenses, net	106	1,687	(1,581)	(93.7)
Income before income taxes	44,987	231	44,756	19,374.9
Provision for income taxes	19,316	8,043	11,273	140.2
Net income (loss)	$25,671	$(7,812)	$33,483	(428.6)

*	Not meaningful.

Asset-Based Revenue

Asset-based revenue increased by $100.2 million, or 24.3%, from $412.0 million in the twelve months ended December 31, 2020 to $512.2 million in the twelve months ended December 31, 2021. This increase was primarily related to increased platform fees and advisory fees of $108.1 million associated with growth in platform assets. This increase was partially offset by lower custodial and marketing revenue of $7.9 million.

Spread-Based Revenue

Spread-based revenue decreased by $8.1 million, or 48.4%, from $16.6 million in the twelve months ended December 31, 2020 to $8.6 million in the twelve months ended December 31, 2021. This decrease was primarily related to lower interest income attributed to the lower interest rate environment.

Subscription-Based Revenue

Subscription-based revenue increased by $6.4 million during the twelve months ended December 31, 2021 due to the acquisition of Voyant.

Other Revenue

Other revenue decreased by $0.3 million, or 8.0%, in the twelve months ended December 31, 2021 compared to the twelve months ended December 31, 2020. This decrease was primarily related to a decrease in interest income of $0.8 million attributable to lower interest rates for the quarter ended December 31, 2021, partially offset by a $0.5 million increase in consulting revenue in connection with the Voyant acquisition.

Asset-Based Expenses

Asset-based expenses increased by $18.1 million, or 13.7%, from $132.7 million in the twelve months ended December 31, 2020 to $150.8 million in the twelve months ended December 31, 2021. This increase was primarily driven by an increase in asset-based fees due to increased platform assets from prior year.

Spread-Based Expenses

Spread-based expenses decreased by $1.3 million, or 47.2%, from $2.7 million in the twelve months ended December 31, 2020 to $1.4 million in the twelve months ended December 31, 2021. This decrease was primarily due to lower interest-credited payments to clients as a result of the lower overall interest rate environment and its impact on cash invested through ATC’s insured cash deposit program.

Employee Compensation

Employee compensation increased by $20.2 million, or 11.5%, from $176.5 million in the twelve months ended December 31, 2020 to $196.7 million in the twelve months ended December 31, 2021. This increase was primarily driven by a $23.7 million increase in salaries and benefits attributable to our ongoing growth, a $2.8 million increase in reorganization and integration costs and a $0.5 million increase in contractor-related costs. The increase was partially offset by a $4.6 million decrease in acquisition costs, a $1.1 million increase in capitalization of associates in software development, a $0.9 million decrease in business continuity planning-related expenses, and a $0.2 million decrease in share-based compensation expense.

General and Operating Expenses

General and operating expenses increased by $10.5 million, or 16.8%, from $62.4 million in the twelve months ended December 31, 2020 to $72.9 million in the twelve months ended December 31, 2021. This increase was primarily due to a $4.9 million increase in event-related expenses, $4.1 million in higher reorganization and integration costs, a $3.6 million increase in software and subscriptions costs, a $1.9 million increase in advertising costs, and $1.3 million in increased trading fees. The increase was partially offset by a $2.5 million decrease in office closure-related costs compared to 2020, a $2.1 million decrease in acquisition-related costs, and a $0.7 million decrease in printing and telecom costs.

Professional Fees

Professional fees increased by $6.7 million, or 44.5%, from $15.1 million in the twelve months ended December 31, 2020 to $21.8 million in the twelve months ended December 31, 2021. This increase was primarily due to a $4.9 million increase in general professional expenses, a $1.3 million increase in reorganization and integration costs, and a $0.7 million increase in audit and consulting-related expenses. This increase was partially offset by a $0.2 million decrease in acquisition-related expenses.

Depreciation and Amortization

Depreciation and amortization expense increased by $2.8 million, or 8.0%, from $35.1 million in the twelve months ended December 31, 2020 to $37.9 million in the twelve months ended December 31, 2021. The increase was primarily related to $1.3 million of additional depreciation and amortization related to assets placed into service during 2021 net of assets fully amortized, and $1.5 million in additional depreciation and amortization related to the intangible assets placed into service as a result of the acquisition of Voyant.

Interest Expense

Interest expense decreased by $2.0 million, or 36.3%, from $5.6 million in the twelve months ended December 31, 2020 to $3.6 million in the twelve months ended December 31, 2021. This decrease was primarily attributed to our lower debt balance and lower interest rates during the twelve months ended December 31, 2021.

Other Expenses, Net

Other expenses, net, decreased by $1.6 million, from $1.7 million in the twelve months ended December 31, 2020 to $0.1 million in the twelve months ended December 31, 2021. This change was primarily due to a $1.7 million loss on debt extinguishment costs given our repayment of all outstanding indebtedness under the Term Loan in December 2020, partially offset by $0.1 million in remeasurement losses from transactions denominated in foreign currencies during the twelve months ended December 31, 2021.

Provision for Income Taxes

Provision for income taxes increased by $11.3 million, or 140.2%, from $8.0 million in the twelve months ended December 31, 2020 to $19.3 million in the twelve months ended December 31, 2021. This increase was primarily due to the increase in pre-tax income in the twelve months ended December 31, 2021.

Net Income (Loss)

Net comprehensive income increased by $33.5 million, or 428.6%, from a loss of $7.8 million in the twelve months ended December 31, 2020 to net income of $25.7 million in the twelve months ended December 31, 2021.

This increase was primarily due to an increase in net asset-based revenues of $82.0 million partially offset by (i) a $21.3 million increase in employee compensation expense, (ii) a $11.2 million increase in tax expenses due to an increase in pre-tax income, (iii) a decrease in spread-based revenue, net of spread-based expenses, of $6.8 million, (iv) a $6.7 million increase in professional fees, and (v) a $2.8 million increase in depreciation and amortization expense in connection with additional intangible assets recognized as part of our acquisition of Voyant.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

The following discussion presents an analysis of our results of operations for the years ended December 31, 2020 and 2019. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items.

	Year Ended December 31,
(in thousands)	2020	2019	$ Change	% Change
Revenue:
Asset-based revenue	$412,023	$377,718	$34,305	9.1
Spread-based revenue	16,618	34,586	(17,968)	(52.0)
Other revenue	3,438	5,632	(2,194)	(39.0)
Total revenue	432,079	417,936	14,143	3.4
Operating expenses:
Asset-based expenses	132,695	125,985	6,710	5.3
Spread-based expenses	2,703	5,014	(2,311)	(46.1)
Employee compensation	176,483	154,999	21,484	13.9
General and operating expenses	62,466	58,028	4,438	7.6
Professional fees	15,100	14,084	1,016	7.2
Depreciation and amortization	35,126	30,356	4,770	15.7
Total operating expenses	424,573	388,466	36,107	9.3
Interest expense	5,588	12,269	(6,681)	(54.5)
Other expenses, net	1,687	2,296	(609)	(26.5)
Income before income taxes	231	14,905	(14,674)	(98.5)
Provision for income taxes	8,043	15,325	(7,282)	(47.5)
Net loss	$(7,812)	$(420)	$(7,392)	1,760.0

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

Net Loss

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

Quarterly Consolidated Statements of Income (Unaudited)

	Three Months Ended
(in thousands)	Mar. 31, 2020	Jun. 30, 2020	Sept. 30, 2020	Dec. 31, 2020	Mar. 31, 2021	Jun. 30, 2021	Sept. 30, 2021	Dec. 31, 2021
Revenue:
Asset-based revenue	$105,650	$94,712	$103,808	$107,854	$115,813	$124,690	$134,152	$137,533
Spread-based revenue	7,951	3,549	2,628	2,490	2,606	2,672	1,235	2,055
Subscription-based revenue	—	—	—	—	—	—	3,172	3,209
Other revenue	1,289	870	702	576	587	680	1,108	787
Total revenue	114,890	99,131	107,138	110,920	119,006	128,042	139,667	143,584
Operating expenses:
Asset-based expenses	35,015	30,084	33,431	34,165	36,094	35,818	38,697	40,227
Spread-based expenses	1,289	433	436	545	676	868	(484)	367
Employee compensation	43,497	45,364	42,802	44,821	67,302	39,447	44,051	45,901
General and operating expenses	19,365	13,383	15,947	13,770	17,489	16,316	18,794	20,342
Professional fees	3,831	3,160	3,636	4,473	4,260	5,018	5,071	7,464
Depreciation and amortization	8,409	8,747	8,670	9,300	9,471	9,730	10,648	8,080
Total operating expenses	111,406	101,171	104,922	107,074	135,292	107,197	116,777	122,381
Interest expense	1,627	1,474	1,344	1,142	771	774	1,061	953
Other income (expenses), net	50	(39)	(15)	1,692	(15)	(22)	119	24
Income (loss) before income taxes	1,807	(3,475)	887	1,012	(17,042)	20,093	21,710	20,226
Provision for (benefit from) income taxes	(929)	5,805	(7,710)	10,877	(8,126)	10,107	9,460	7,875
Net income (loss)	$2,736	$(9,280)	$8,597	$(9,865)	$(8,916)	$9,986	$12,250	$12,351
Net income (loss) per share attributable to common shareholder:
Basic	0.04	(0.14)	0.13	(0.15)	(0.13)	0.14	0.17	0.18
Diluted	0.04	(0.14)	0.12	(0.15)	(0.13)	0.14	0.17	0.17

Percentage of Revenue Data (Unaudited)

	Three Months Ended
	Mar. 31, 2020	Jun. 30, 2020	Sept. 30, 2020	Dec. 31, 2020	Mar. 31, 2021	Jun. 30, 2021	Sept. 30, 2021	Dec. 31, 2021
Revenue:
Asset-based revenue	92%	96%	97%	97%	97%	97%	96%	96%
Spread-based revenue	7	3	2	2	2	2	1	1
Subscription-based revenue	—	—	—	—	—	—	2	2
Other revenue	1	1	1	1	1	1	1	1
Total revenue	100	100	100	100	100	100	100	100
Operating expenses:
Asset-based expenses	30	30	31	31	30	28	28	28
Spread-based expenses	1	—	—	—	1	1	—	—
Employee compensation	38	46	40	40	57	31	32	32
General and operating expenses	17	14	15	12	15	13	13	14
Professional fees	3	3	4	5	4	4	4	5
Depreciation and amortization	8	9	8	8	8	8	8	6
Total operating expenses	97	102	98	96	115	85	85	85
Interest expense	1	1	1	1	1	1	1	1
Other income (expenses), net	—	—	—	2	—	—	—	—
Income (loss) before income taxes	2	(3)	1	1	(14)	16	16	14
Provision for (benefit from) income taxes	(1)	6	(7)	10	(7)	8	7	5
Net income (loss)	2%	(9)%	8%	(9)%	(7)%	8%	9%	9%

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

Quarterly Interest Expense Trends

We incurred interest expense on our $250 million Credit Facility issued in November 2019. Interest expense decreased in the quarters presented after fiscal year 2020 in connection with lower average borrowings on our 2020 Revolving Credit Facility.

Quarterly Income Tax Trends

The quarterly tax provisions for 2021 and 2020 were primarily driven by our changes in profits and losses, and by an increase in certain share-based compensation, which is not deductible for tax purposes.

Liquidity and Capital Resources

Liquidity

Since 2016, our operations have been financed primarily through cash flows from operations. In November of 2018, we also established a credit facility consisting of a $250.0 million term loan and a $20.0 million revolving credit facility with Credit Suisse AG, Cayman Islands Branch (“Credit Suisse”). In December of 2020, we entered into the 2020 Revolving Credit Facility with Bank of Montreal and repaid the Credit Facility established in 2018, and in January of 2022 we amended the 2020 Credit Agreement (as amended, the “2022 Credit Agreement,” which is discussed in Note 21 to our consolidated financial statements). As of December 31, 2021, we had cash and cash equivalents of $76.7 million, and restricted cash of $13.0 million. Our material cash requirements primarily comprise of operating lease obligations, purchase obligations and principal and interest payments with respect to our 2020 Revolving Credit Facility, the 2022 Credit Facility and the 2022 Term Loans (as defined in Note 21 to our consolidated financial statements). Over the next twelve months, we expect that our cash and liquidity needs will continue to be met by cash generated by our ongoing operations as well as our 2022 Credit Facility. To the extent that existing cash, cash from operations and our 2022 Revolving Credit Facility are not sufficient to fund our future operations, we may need to raise additional funds through public or private equity or additional debt financing. In addition, we may opportunistically seek to raise additional capital to fund our continued growth. To the extent that we are unsuccessful in additional debt or equity financings, our plans for continued growth may be curtailed.

2018 Credit Facility

In November 2018, we entered into a credit agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent (collectively, the “Agent”), and the lenders party thereto (the “2018 Credit Agreement”), which we amended on September 28, 2019. The Credit Agreement consisted of the 2018 Term Loan and the Revolver (together with the Term Loan, collectively, the “2018 Credit Facility”). Our obligations under the 2018 Credit Facility were guaranteed by certain of our subsidiaries and were secured by substantially all of our assets, and all of the assets of certain of our subsidiaries, subject to certain exceptions. We used the net proceeds to us from the IPO, together with cash on hand, to repay approximately $125 million of our indebtedness under the 2018 Term Loan on July 26, 2019. The 2018 Credit Facility was repaid in full on December 30, 2020.

2020 Revolving Credit Facility

On December 30, 2020, we entered into a credit agreement with Bank of Montreal (“2020 Credit Agreement”), as administrative agent (the “Administrative Agent”); Bank of Montreal, JP Morgan Chase, N.A, US Bank National Association and Wells Fargo Bank, National Association as joint lead arrangers and joint bookrunners; our existing and future wholly owned material domestic subsidiaries as guarantors (the “Guarantors”); and the several banks, financial institutions, institutional investors and other entities from time to time party thereto as lenders and letter of credit issuers (the “Lenders”).

The 2020 Credit Agreement provides for a new senior secured credit facility in an aggregate principal amount of $250 million, consisting of a revolving credit facility with commitments in an aggregate principal amount of $250,000 (the “2020 Revolving Credit Facility” and the loans thereunder, the “2020 Revolving Loans”), with an accordion option of up to $25 million.

We drew down $75 million of the 2020 Revolving Credit Facility on the Closing Date, the proceeds of which, together with cash on hand, we used to repay in full our obligations under the 2018 Credit Facility. In connection with such repayment in full, the 2018 Credit Agreement, the commitments thereunder and the guarantees and security interests with respect thereto were terminated and released, as applicable. The remaining portion of the 2020 Revolving Credit Facility is available to finance our working capital needs and for other general corporate purposes of (including acquisitions, investments, dividends and share repurchases permitted under the 2020 Credit Agreement). In June 2021, we drew down an additional $75 million to fund a portion of our acquisition of Voyant. Subsequent to June 30, 2021, we paid down approximately $35 million resulting in an outstanding balance on the 2020 Revolving Credit Facility of approximately $115 million at December 31, 2021.

The 2020 Revolving Loans bear interest at a rate per annum equal to, at our option, either (i) LIBOR plus a margin based on our Total Leverage Ratio (as defined in the 2020 Credit Agreement) or (ii) the Base Rate (as defined in the 2020 Credit Agreement) plus a margin based on our Total Leverage Ratio. The margin will have ranges of between 1.00% and 2.625% for base rate loans and between 2.00% and 3.625% for LIBOR loans. The 2020 Credit Agreement includes a process by which a successor rate to LIBOR will be determined in the event that LIBOR is no longer available in the market, whereby we and the Administrative Agent will endeavor to establish an alternative rate of interest giving consideration to the then-prevailing market conditions for syndicated loans in the United States. We will pay a commitment fee based on the average daily unused portion of the commitments under the 2020 Revolving Credit Facility, a letter of credit fee equal to the margin then in effect with respect to the LIBOR loans under the 2020 Revolving Credit Facility, a fronting fee and any customary documentary and processing charges for any letter of credit issued under the 2020 Credit Agreement. The 2020 Revolving Credit Facility is not subject to amortization and will mature on December 30, 2024.

The 2020 Credit Agreement contains customary affirmative and negative covenants, including reporting requirements and restrictions, subject to various exceptions, on the incurrence of additional indebtedness, the creation of liens, the making of acquisitions and investments, the disposal of assets and the making of restricted payments. Additionally, the 2020 Credit Agreement includes financial covenants, which provide that (i) beginning December 31, 2020, as of the last day of a fiscal quarter, the Total Leverage Ratio shall not exceed 3.5 to 1.0 and (ii) beginning December 31, 2020, as of the last day of a fiscal quarter, the interest coverage ratio shall not be less than 4.0 to 1.0. As of December 31, 2021, we were in compliance with all applicable covenants. The 2020 Credit Agreement also contains customary events of default, which could result in acceleration of amounts due under the 2020 Revolving Credit Facility. Such events of default include, subject to the grace periods specified therein, our failure to pay principal or interest when due, our failure to satisfy or comply with covenants, a change of control, the imposition of certain judgments and the invalidation of liens we have granted.

See Note 21 within the Consolidated Financial Statements for additional details regarding the 2022 Credit Agreement.

Cash Flows

The following table presents information regarding our cash flows, cash, cash equivalents and restricted cash for the periods indicated:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Cash flows from operating activities	$128,976	$76,947	$55,083
Cash flows used in investing activities	(160,983)	(49,970)	(59,914)
Cash flows from (used in) financing activities	40,095	(50,699)	(2,182)
Net change in cash, cash equivalents and restricted cash	8,088	(23,722)	(7,013)
Cash, cash equivalents and restricted cash at beginning of period	81,619	105,341	112,354
Cash, cash equivalents and restricted cash at end of period	$89,707	$81,619	$105,341

Cash Flows from Operating Activities

Cash flows from operating activities increased by $52.0 million in the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to an increase in net income of $33.5 million. The increase was additionally driven by $15.0 million in additional accrued liabilities primarily due to increased compensation-related expenses, income-tax liabilities, accrued events-related costs, and unearned income, along with $2.8 million in increased depreciation and amortization.

Cash flows from operating activities increased by $21.9 million in the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to an increase in share-based compensation of $17.6 million, an increase in depreciation and amortization of $4.8 million, an increase in prepaid expense and other current assets of $4.3 million, and an increase of impairment of right-of-use assets and property, plant, and equipment of $2.5 million, partially offset by a decrease in net income of $7.4 million.

Cash Flows from Investing Activities

Cash used in investing activities increased by $111.0 million in the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to the $124.2 million purchase price for the Voyant acquisition, and $7.0 million in increased capital expenditures related to software development. The increase was partially offset by the $18.6 million purchase price for the OBS acquisition and $1.4 million in decreased capital expenditures related to fixed asset purchases during the year ended December 31, 2020 compared to the year ended December 31, 2021.

Cash used in investing activities decreased by $9.9 million in the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to the $35.9 million purchase price for the GFPC acquisition in 2019 compared to the $18.6 million purchase price for the OBS acquisition in 2020, partially offset by a $6.6 million increase in capital expenditures and a $0.8 million increase in purchases of investments as compared to 2019.

Cash Flows from Financing Activities

Cash flows from financing activities increased by $90.8 million in the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase was primarily due to a net draw down of $40.0 million under the 2020 Revolving Credit Facility during the year ended December 31, 2021 and due to the full repayment of the outstanding indebtedness under the 2018 Term Loan of $123.8 million in 2020,partially offset by net proceeds from drawdowns of the 2020 Revolving Credit Facility of $73.0 million during the year ended December 31, 2020.

Cash flows from financing activities decreased by $48.5 million in the year ended December 31, 2020 compared to the year ended December 31, 2019. This decrease was primarily due to the full repayment of the outstanding indebtedness under the Term Loan of $123.8 million, partially offset by proceeds from a draw down of the 2020 Revolving Credit Facility of $72.9 million.

Contractual Obligations

Contractual obligations consist of operating lease obligations, purchase obligations, and debt principal and interest totaling $178.3 million as of December 31, 2021. Operating lease obligations of $36.9 million consist of minimum payments under various operating leases for office facilities and exclude potential lease renewals. Purchase obligations of $17.6 million are non-cancelable purchase commitments. Debt principal and interest payments of $123.8 million are under the 2020 Revolving Credit Facility with interest payments using a forecasted rate and principal due in December 2024.

Off-Balance Sheet Arrangements

As of December 31, 2021, we had no off-balance sheet arrangements.

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

Valuation of Goodwill, Purchased Intangible Assets and Impairment of Long-lived Assets

We do not amortize goodwill but test it for impairment annually, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in client asset values or a significant decrease in expected cash flows. No triggering events were identified for the years ended December 31, 2021 and 2020. See Note 6 within the Consolidated Financial Statements for additional details.

We amortize purchased intangible assets related to trade names, the AssetMark broker-dealer license, the regulatory status of ATC, customer relationships, advisor relationships, trust relationships, technology, non-compete agreements, and non-enterprise distribution channel customer relationships over their estimated useful life. The estimated useful life for these assets is between three and twenty years. In order to test the sensitivity the useful life, we applied both a hypothetical one year increase and decrease to the useful life of each of the purchased intangible assets. Based on the results of this hypothetical analysis, amortization expense related to the purchased intangible assets identified above would increase by approximately $877 per year due to a one year decrease in assigned useful life, and decrease by approximately $698 per year due to a one year increase in assigned useful life.

We test definite-lived intangible assets for impairment when their carrying value may not be recoverable and can be initially based on undiscounted cash flows, which requires the use of estimates and judgment, and, if impaired, can be written down to fair value. Triggering events that may indicate impairment include, but are not limited to, attrition of broker-dealers or Voyant customers, a significant adverse change in client asset values or a significant decrease in expected cash flows. No triggering events were identified for the years ended December 31, 2021 and 2020. See Note 6 within the Consolidated Financial Statements for additional details.

We test intangible assets with indefinite lives at least annually for impairment based on comparing the current carrying value to fair value and written down to fair value if the carrying value exceeds the fair value. In order to evaluate the sensitivity of the estimated fair value of our indefinite lived intangible assets, we applied a hypothetical 10% decrease to the fair value. Based on the results of this hypothetical 10% decrease, there was sufficient excess fair value.

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

We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider our historical levels of income, expectations of future taxable income and ongoing tax planning strategies. In order to evaluate the sensitivity of the valuation allowance, we applied a hypothetical 10% decrease to our projected taxable income. Based on the assessment performed, there was sufficient future taxable income to support the realization of tax credits and net operating losses carried from prior years. See Note 13 of the Consolidated Financial Statements for additional details.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Our exposure to market risk is directly related to revenue from fees earned based upon a percentage of assets on our platform. In the year ended December 31, 2021, 97% of our total revenue, was based on the market value of assets on our platform and were recurring in nature. We expect this percentage to vary over time. A 1% decrease in the aggregate value of assets on the platform at the beginning of the period for the year ended December 31, 2021 would have caused our total revenue to decline by 1%, or $5.1 million, and would have caused our pre-tax income to decline by 8%, or $3.6 million, assuming we did not initiate additional expense measures in response to a market decline.

Interest Rate Risk

Changes in interest rates will impact our spread-based revenue. As of December 31, 2021, client cash assets participating in the insured cash deposit program at ATC totaled $2.9 billion. A change in short-term interest rates of 100 basis points at the beginning of the period for the year ended December 31, 2021 would result in an increase or decrease in income before income taxes of approximately $29 million on an annual basis (based on total client cash assets at December 31, 2021) and subject to any changes to interest credited to the end-investor). Actual impacts may vary depending on interest rate levels and the significance of change.

Additionally, changes to interest rates will impact the cost of our borrowing under the 2020 Revolving Credit Facility, which bears interest, at our option, at either (i) LIBOR plus a margin based on our Total Leverage Ratio (as defined in the 2020 Credit Agreement) or (ii) the Base Rate (as defined in the 2020 Credit Agreement) plus a margin based on our Total Leverage Ratio. The margin will range between 1.00% and 2.625% for base rate loans and between 2.00% and 3.625% for LIBOR loans. We will pay a commitment fee based on the average daily unused portion of the commitments under the 2020 Revolving Credit Facility, a letter of credit fee equal to the margin then in effect with respect to the LIBOR loans under the 2020 Revolving Credit Facility, a fronting fee and any customary documentary and processing charges for any letter of credit issued under the 2020 Credit Agreement. If LIBOR-based interest rates increased by 100 basis points, our interest expense on an annualized basis would increase by approximately $1.2 million based on amounts drawn down under the 2020 Revolving Credit Facility as of December 31, 2021.

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

Item 8. Financial Statements and Supplementary Data

AssetMark Financial Holdings, Inc.
Index to Consolidated Financial Statements

The following financial statements are filed as part of this Annual Report on form 10-K:

Page
Report of KPMG LLP, Independent Registered Public Accounting Firm	61
Auditor Name: KPMG LLP
Audit Firm ID: 185
Auditor Location: San Francisco, CA
Consolidated Financial Statements
Consolidated Balance Sheets	62
Consolidated Statements of Income and Comprehensive Income	63
Consolidated Statements of Changes in Stockholders’ Equity	64
Consolidated Statements of Cash Flows	65
Notes to Consolidated Financial Statements	66

The supplementary financial information required by this Item 8 is included in Part II, Item 7 under the caption “Quarterly Results of Operations,” which is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

AssetMark Financial Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AssetMark Financial Holdings, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

/s/ KPMG LLP

San Francisco, California

March 10, 2022

AssetMark Financial Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except share data and par value)

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$76,707	$70,619
Restricted cash	13,000	11,000
Investments, at fair value	14,498	10,577
Fees and other receivables, net	9,019	8,891
Income tax receivable, net	6,276	8,596
Prepaid expenses and other current assets	14,673	13,637
Total current assets	134,173	123,320
Property, plant and equipment, net	8,015	7,388
Capitalized software, net	73,701	68,835
Other intangible assets, net	709,693	655,736
Operating lease right-of-use assets	22,469	27,496
Goodwill	436,821	338,848
Other assets	2,090	1,965
Total assets	$1,386,962	$1,223,588
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,613	$2,199
Accrued liabilities and other current liabilities	56,249	43,694
Total current liabilities	58,862	45,893
Long-term debt, net	115,000	75,000
Other long-term liabilities	16,468	16,302
Long-term portion of operating lease liabilities	28,316	31,820
Deferred income tax liabilities, net	158,930	149,500
Total long-term liabilities	318,714	272,622
Total liabilities	377,576	318,515
Commitments and contingencies	—	—
Stockholders' equity:
Common stock, $0.001 par value (675,000,000 shares authorized and 73,562,717 and 72,459,255 shares issued and outstanding as of December 31, 2021 and 2020, respectively)	74	72
Additional paid-in capital	929,070	850,430
Retained earnings	80,242	54,571
Total stockholders' equity	1,009,386	905,073
Total liabilities and stockholders' equity	$1,386,962	$1,223,588

The accompanying notes are an integral part of the consolidated financial statements.

AssetMark Financial Holdings, Inc.

Consolidated Statements of Income and Comprehensive Income

(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue:
Asset-based revenue	$512,188	$412,023	$377,718
Spread-based revenue	8,568	16,618	34,586
Subscription-based revenue	6,381	—	—
Other revenue	3,162	3,438	5,632
Total revenue	530,299	432,079	417,936
Operating expenses:
Asset-based expenses	150,836	132,695	125,985
Spread-based expenses	1,427	2,703	5,014
Employee compensation	196,701	176,483	154,999
General and operating expenses	72,941	62,466	58,028
Professional fees	21,813	15,100	14,084
Depreciation and amortization	37,929	35,126	30,356
Total operating expenses	481,647	424,573	388,466
Interest expense	3,559	5,588	12,269
Other expenses, net	106	1,687	2,296
Income before income taxes	44,987	231	14,905
Provision for income taxes	19,316	8,043	15,325
Net income (loss)	25,671	(7,812)	(420)
Net comprehensive income (loss)	$25,671	$(7,812)	$(420)
Net income (loss) per share attributable to common stockholders:
Basic	$0.36	$(0.12)	$(0.01)
Diluted	$0.35	$(0.12)	$(0.01)
Weighted average number of common shares outstanding, basic	72,137,174	67,361,995	66,298,553
Weighted average number of common shares outstanding, diluted	72,399,213	67,361,995	66,298,553

The accompanying notes are an integral part of the consolidated financial statements.

AssetMark Financial Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

For the Years ended December 31, 2021, 2020 and 2019

(in thousands, except share data)

	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Total stockholders'
	Shares	Amount	capital	earnings	income	equity
Balance at December 31, 2018	66,150,000	$66	$635,096	$63,846	$3	$699,011
Net loss	—	—	—	(420)	—	(420)
Other comprehensive income (loss)	—	—	—	3	(3)	—
2018 dividend reclassification	—	—	1,046	(1,046)	—	—
Share-based employee compensation	—	—	36,202	—	—	36,202
Initial public offering proceeds, net of expenses	6,250,000	6	124,062	—	—	124,068
Cancellation of unvested restricted stock awards	(9,920)	—	—	—	—	—
Balance at December 31, 2019	72,390,080	$72	$796,406	$62,383	$—	$858,861
Net loss	—	—	—	(7,812)	—	(7,812)
Share-based employee compensation	—	—	53,837	—	—	53,837
Exercise of stock options	8,504	—	187	—	—	187
Issuance of common stock - vesting of restricted stock units	60,671	—	—	—	—	—
Balance at December 31, 2020	72,459,255	$72	$850,430	$54,571	$—	$905,073
Net income	—	—	—	25,671	—	25,671
Issuance of common stock - vesting of restricted stock units	106,110	1	(1)	—	—	—
Share-based employee compensation	—	—	53,637	—	—	53,637
Common stock issued in connection with business combination	994,028	1	24,909	—	—	24,910
Exercise of stock options	6,242	—	95	—	—	95
Cancellation of unvested restricted stock awards	(2,918)	—	—	—	—	—
Balance at December 31, 2021	73,562,717	$74	$929,070	$80,242	$—	$1,009,386

The accompanying notes are an integral part of the consolidated financial statements.

AssetMark Financial Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$25,671	$(7,812)	$(420)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	37,929	35,126	30,356
Interest	700	606	525
Deferred income taxes	(1,562)	(706)	1,497
Share-based compensation	53,637	53,837	36,202
Debt acquisition cost write-down	—	1,729	2,296
Impairment of operating lease right-of-use assets and property, plant, and equipment	—	2,520	—
Changes in certain assets and liabilities:
Fees and other receivables, net	163	1,525	(726)
Receivables from related party	(91)	(143)	—
Prepaid expenses and other current assets	2,460	2,401	(1,852)
Accounts payable, accrued liabilities and other liabilities	7,500	(7,534)	(9,719)
Income tax receivable, net	2,570	(4,602)	(3,076)
Net cash provided by operating activities	128,977	76,947	55,083
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Voyant, net of cash received	(124,161)	—	—
Purchase of WBI OBS Financial, Inc., net of cash received	—	(18,561)	—
Purchase of Global Financial Private Capital, LLC	—	—	(35,906)
Purchase of investments	(3,004)	(2,384)	(1,594)
Sale of investments	833	40	82
Purchase of property and equipment	(1,507)	(2,901)	(1,882)
Purchase of computer software	(33,145)	(26,164)	(20,614)
Net cash used in investing activities	(160,984)	(49,970)	(59,914)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	95	187	—
Initial public offering proceeds	—	—	124,068
Proceeds from credit facility draw down	75,000	73,019	—
Payments on long-term debt	(35,000)	(123,750)	(126,250)
Payment of credit facility issuance costs	—	(155)	—
Net cash provided by (used in) financing activities	40,095	(50,699)	(2,182)
Net change in cash, cash equivalents, and restricted cash	8,088	(23,722)	(7,013)
Cash, cash equivalents, and restricted cash at beginning of period	81,619	105,341	112,354
Cash, cash equivalents, and restricted cash at end of period	$89,707	$81,619	$105,341
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$19,796	$13,456	$16,116
Interest paid	$2,828	$4,969	$11,728
Non-cash operating, investing, and financing activities:
Non-cash changes to right-of-use assets	$933	$38,796	$—
Non-cash changes to lease liabilities	$933	$40,140	$—
Common stock issued in acquisition of business	$24,910	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

All dollar amounts presented are in thousands other than per share amounts for all notes.

Note 1. Overview

Organization and Nature of Business

These consolidated financial statements include AssetMark Financial Holdings, Inc (“AFHI”) and its subsidiaries, which include AssetMark Financial, Inc. (“AFI”), which is the parent company of AssetMark, Inc., AssetMark Trust Company, AssetMark Brokerage, LLC, AssetMark Retirement Services, Inc., Global Financial Private Capital, Inc., Global Financial Advisory, LLC, Voyant, Inc., Voyant UK Limited, Voyant Financial Technologies Inc. and Voyant Australia Pty (collectively, the “Company”). We completed an internal restructuring of certain of our subsidiaries over the course of 2021, which resulted in (i) WBI OBS Financial, Inc., OBS Holdings, Inc. and OBS Financial Services, Inc. being merged out of existence and (ii) Voyant UK Limited, Voyant Financial Technologies Inc., Voyant Australia Pty and Global Financial Advisory, LLC becoming direct subsidiaries of AFI.

The Company offers a broad array of wealth management solutions to individual investors through financial advisers by providing an open-architecture product platform along with tailored client advice, asset allocation options, practice management, support services and technology to the financial adviser channel. The following is a description of the products and services offered by our significant operating subsidiaries.

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

Risks and Uncertainties

The COVID-19 pandemic continues to evolve and has adversely impacted global commercial activities. Management expects COVID-19 related changes in market and investor behaviors to continue to impact our asset- and spread-based revenue. However, given the uncertainty around the duration and extent of the COVID-19 pandemic, management cannot predict the impact on the Company’s results of operations, financial condition or liquidity in the subsequent periods.

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

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements – Continued

December 31, 2021 and 2020

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

Geographic Sources of Revenue

Revenues attributable to customers outside of the United States totaled $6.9 million in the year ended December 31, 2021.

No single customer accounted for more than 10% of the Company’s revenue in any of the periods presented. There were two customers that represented 40% and 41% of the Company’s accounts receivable balance as of December 31, 2021 and 2020, respectively.

Cash, Cash Equivalents and Restricted Cash

Certificates of deposit, money market funds and other time deposits with original maturities of three months or less are considered cash equivalents.

Restricted cash consists of certificate of deposits the Company maintains in liquid capital in accordance to Arizona Revised Statutes requirements governing trust companies. See Note 18 for details regarding capital requirements.

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements – Continued

December 31, 2021 and 2020

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	December 31, 2021	December 31, 2020	December 31, 2019
Cash and cash equivalents	$76,707	$70,619	$96,341
Restricted cash	13,000	11,000	9,000
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$89,707	$81,619	$105,341

Investment Securities

The Company’s investments primarily comprise of equity security investments for the Company’s Rabbi Trust and investment securities funds. The Company determined the appropriate classification of its investment securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its investments as available-for-sale securities as the Company may sell these securities at any time for use in its current operations or for other purposes. Available-for-sale investment securities are recorded at fair value. Unrealized holding gains and losses are reported as Other expenses, net. Realized gains and losses from sales are determined on a specific-identification basis. Dividend and interest income are recognized when earned.

Fees and Other Receivables

Fee and other receivables represent service fees and advisory fees receivable, as well as custody fees in arrears. Fee and other receivables are recorded at the invoiced amount, net of allowances. These allowances are based on historical experience and evaluation of potential risk of loss associated with delinquent accounts. There were a $74 and $62 allowance for doubtful accounts recorded as of December 31, 2021 and 2020, respectively.

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

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements – Continued

December 31, 2021 and 2020

The Company has the option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount and determine whether further action is needed. If after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. No impairment charges were recorded during the years ended December 31, 2021, 2020 and 2019. See Note 6 for additional information related to goodwill.

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

Acquired indefinite-lived intangible assets consist of enterprise distribution channel relationships with financial institutions that are expected to result in future revenue and profit. While these relationships are contractual, they have no fixed expiration date and are expected to be renewed indefinitely.

Acquired definite-lived intangible assets consist of trade names, the AssetMark broker-dealer license, the AssetMark Trust Company regulatory status, technology and customer relationships resulting from the Company’s acquisitions. Acquired definite-lived intangible assets are recorded at fair value on the date of acquisition and amortized over their estimated useful lives on a straight-line basis.

The carrying amounts of long-lived assets, including property and equipment, capitalized internal-use software, and acquired definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the future undiscounted cash flows that the assets or the asset group are expected to generate. If the carrying value of the assets are not recoverable, the impairment recognized is measured as the amount by which the carrying value exceeds its fair value. There were no events or changes in circumstances identified that indicated that the carrying amount of the long-lived assets were not recoverable during the years ended December 31, 2021 and 2020. See Note 6 for additional information related to intangible assets.

Property and Equipment

Property and equipment consist primarily of hardware, furniture and equipment and leasehold improvements. Depreciation is calculated on a straight‑line basis over the estimated useful lives of the related asset, generally three to ten years. Leasehold improvements are depreciated over the shorter of the economic useful life of the improvement or the remaining lease term. Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $2,406, $2,511 and $2,012, respectively.

The following table shows balances of major classes of depreciable assets as of the date shown:

	December 31, 2021	December 31, 2020
Computer software and equipment	$8,445	$7,441
Furniture and equipment	3,852	3,440
Leasehold improvements	5,904	4,287
Total property and equipment	18,201	15,168
Less: accumulated depreciation	(10,186)	(7,780)
Property, plant and equipment, net	$8,015	$7,388

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

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements – Continued

December 31, 2021 and 2020

Capitalized internal-use software costs are amortized on a straight-line basis over the software estimated useful life, which is generally five years to nine years. The Company records amortization related to capitalized internal-use software within depreciation and amortization expense in the consolidated statements of income and comprehensive income. The Company evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were impairments of $426, $211 and $578 of internally developed software during the years ended December 31, 2021, 2020 and 2019, respectively.

Amortization expense for the years ended December 31, 2021, 2020 and 2019 was $28,280, $26,934 and $23,497, respectively. Accumulated amortization was $117,424 and $90,714 as of December 31, 2021 and 2020, respectively.

Revenue Recognition

On January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers, using the full retrospective transition method.

The Company recognizes revenue from services related to asset-based revenue, spread-based revenue, subscription-based revenue and other revenue.

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

•

Subscription-based Revenue — Subscription-based revenue represents revenue recognized from subscription fee arrangements in connection with financial planning and wealth management software solutions for use as a hosted application. Subscription fees from these applications are recognized over time on a ratable basis over the customer agreement term beginning on the date the solution is made available to the customer.

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

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements – Continued

December 31, 2021 and 2020

Asset-Based Expenses

Asset-based expenses are costs incurred by the Company directly related to the generation of asset-based revenue. Fees paid to third-party strategists, investment managers, proprietary fund sub-advisers and investment advisers are calculated based on a percentage of the customers’ assets under management or administration. As a practical expedient, these costs are paid monthly and quarterly in advance on the preceding quarter-end customer asset values, and expensed as incurred over the period of time that the services are expected to be provided to customers, since the amortization of costs are in one year or less. See Note 12 for a breakout of these costs.

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

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements – Continued

December 31, 2021 and 2020

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

Recent Accounting Pronouncements – Issued Not Yet Adopted

In April 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements – Continued

December 31, 2021 and 2020

another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. In January 2021, the FASB issued ASU 2021-01 which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The guidance is effective for all entities through December 31, 2022. The Company is currently evaluating the effect that ASU 2020-04 will have on its consolidated financial statements.

In August 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this Update require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. The guidance is effective for the Company beginning in fiscal year January 1, 2023 and will be applied prospectively upon adoption.

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31, 2021	December 31, 2020
Prepaid expenses	$9,355	$8,182
Right-of-use leases	4,198	$4,117
Other	1,120	1,338
Total	$14,673	$13,637

Note 4. Business Combinations

Acquisition of Voyant

On July 1, 2021, the Company acquired all of the issued and outstanding equity interests of Voyant, Inc. (“Voyant”) through a merger of Voyant with and into a wholly owned subsidiary of AFI.

Voyant provides software as a service (“SaaS”) based financial planning and wealth management software solutions to advisers across financial institutions and small adviser firms in the United Kingdom, Canada, Australia, and the United States.

The Company acquired Voyant to add complementary financial planning tools to its existing suite of offerings and to strengthen Voyant’s growth prospects by leveraging the Company’s U.S. relationships. The Company is continuing to integrate the technology and operations of Voyant into the its wealth management channel.

The Company funded the acquisition with a combination of cash on hand, borrowings under its 2020 Revolving Credit Facility, and equity. The equity consideration at issuance comprised of 994,028 shares, and was valued at approximately $24,910 using the Company’s closing share price prior to issuance. The preliminary estimated consideration transferred in the acquisition, net of cash received, was as follows:

	Preliminary Estimate	Measurement Period Adjustments	Revised Estimate
Consideration	$157,173	$(75)	$157,098

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

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements – Continued

December 31, 2021 and 2020

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

	Preliminary Estimate	Measurement Period Adjustments	Revised Estimate
Cash and cash equivalents	$8,027	$-	$8,027
Intangible assets	56,100	5,100	61,200
Goodwill	101,909	(3,936)	97,973
Other assets	2,896	-	2,896
Total assets acquired	168,932	1,164	170,096
Deferred income tax liabilities	(9,749)	(1,239)	(10,988)
Other liabilities	(2,010)	-	(2,010)
Total liabilities assumed	(11,759)	(1,239)	(12,998)
Total net assets acquired	$157,173	$(75)	$157,098

The goodwill arising from the acquisition represents the expected synergistic benefits of the transaction, primarily related to lower future operating expenses and the knowledge and experience of the existing workforce. The goodwill is not deductible for income tax purposes.

A summary of preliminary estimated identifiable intangible assets acquired and estimated useful lives is as follows:

	Preliminary Estimate	Measurement Period Adjustments	Revised Estimate	Estimated Useful Life in Years
Technology	$23,100	$(7,100)	$16,000	9
Enterprise distribution channel customer relationships	22,600	9,500	32,100	Indefinite
Non-enterprise distribution channel customer relationships	6,800	2,700	9,500	14
Trade name	3,200	—	3,200	11
Non-compete agreements	400	—	400	3
Total intangible assets acquired	$56,100	$5,100	$61,200

The results of Voyant’s operations were included in the consolidated statements of operations beginning July 1, 2021 and were not considered material to the Company’s results of operations.

Acquisition of OBS

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

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements – Continued

December 31, 2021 and 2020

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

In 2015, the Company created a rabbi trust to support the Company’s Deferred Compensation Plan, under which certain employees may defer their compensation and the Company will contribute the amounts to the rabbi trust. The rabbi trust subsequently invests the deferred compensation into diversified securities, and upon distribution, settles the deferred obligation in cash, which settlement includes the deferred compensation principal and any investment appreciation. The Company selects the investment options available for participants and is the primary beneficiary of the assets upon insolvency. During the fourth quarter of 2019, the Company determined that the rabbi trust was a VIE and it was therefore consolidated. The VIE had investments at fair value of $14,379 and $10,087 as of December 31, 2021 and 2020, respectively, and other long-term liabilities of $14,379 and $10,087 as of December 31, 2021 and 2020, respectively. The VIE had other income and other expense of $1,690, $900 and $1,089 related to the rabbi trust’s unrealized gains for the years ended December 31, 2021, 2020 and 2019, respectively.

Note 6. Goodwill and Other Intangible Assets

Goodwill

The Company’s goodwill balance was $436,821 and $338,848 as of December 31, 2021 and 2020, respectively. The Company, which has one reporting unit, performed an annual test for goodwill impairment in October of the years ended December 31, 2021 and 2020, and determined that goodwill was not impaired. The Company performed a qualitative test for goodwill impairment related to the COVID-19 pandemic and determined that an additional quantitative test was not necessary. Goodwill was not impaired as of December 31, 2021 and 2020.

Other Intangible Assets

Information regarding the Company’s intangible assets is as follows:

December 31, 2021	Gross carrying amount	Accumulated amortization	Net carrying amount	Estimated remaining useful life
Indefinite-lived intangible assets:
Broker-dealer relationships	$570,480	$—	$570,480
Voyant enterprise distribution channel customer relationships	32,100	—	32,100
Definite-lived intangible assets:
Trade names	45,830	(11,839)	33,991	15 years
Broker-dealer license	11,550	(2,984)	8,566	15 years
ATC regulatory status	23,300	(6,019)	17,281	15 years
Voyant non-enterprise distribution channel customer relationships	9,500	(339)	9,161	14 years
GFPC adviser relationships	14,250	(2,757)	11,493	11 years
OBS adviser and trust relationships	9,500	(1,378)	8,122	11 years
Voyant trade name	3,200	(145)	3,055	11 years
Voyant technology	16,000	(889)	15,111	9 years
Voyant non-compete agreement	400	(67)	333	3 years
Total	$736,110	$(26,417)	$709,693

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements – Continued

December 31, 2021 and 2020

December 31, 2020	Gross carrying amount	Accumulated amortization	Net carrying amount	Estimated remaining useful life
Indefinite-lived intangible assets:
Broker-dealer relationships	$570,480	$—	$570,480
Definite-lived intangible assets:
Trade names	45,830	(9,548)	36,282	16 years
Broker-dealer license	11,550	(2,406)	9,144	16 years
ATC regulatory status	23,300	(4,854)	18,446	16 years
GFPC adviser relationships	14,250	(1,739)	12,511	12 years
OBS adviser and trust relationships	9,500	(627)	8,873	12 years
Total	$674,910	$(19,174)	$655,736

The weighted average estimated remaining useful life was 13.0 years for definite-lived intangible assets as of December 31, 2021. Amortization expense for definite-lived intangible assets was $7,243, $5,678 and $4,755, for the years ended December 31, 2021, 2020 and 2019, respectively. The Company performed an annual test for intangible assets impairment in December for the years ended December 31, 2021 and 2020 and determined that intangible assets were not impaired.

Estimated amortization expense for definite‑lived intangible assets for future years is as follows:

Year Ended December 31:	Estimated amortization
2022	$8,684
2023	8,684
2024	8,617
2025	8,551
2026	8,551
2027 and thereafter	64,026
Total	$107,113

Note 7. Accrued Liabilities and Other Current Liabilities

The following table shows the breakdown of accrued liabilities and other current liabilities:

	December 31, 2021	December 31, 2020
Accrued bonus	$20,718	$15,336
Compensation and benefits payable	7,182	10,423
Current portion of operating lease liability	4,223	4,095
Asset-based payables	1,709	1,339
Other accrued expenses	22,417	12,501
Total	$56,249	$43,694

Note 8. Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

	December 31, 2021	December 31, 2020
Deferred compensation plan liability	$14,379	$10,087
Contractor liability	1,602	2,305
Purchase commitments related to acquisition of GFPC	487	3,910
Total	$16,468	$16,302

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements – Continued

December 31, 2021 and 2020

Note 9. Fair Value Measurements

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value in the consolidated balance sheets as of December 31, 2021 and 2020, based on the three-tier fair value hierarchy:

	December 31, 2021
	Fair Value	Level I	Level II	Level III
Assets:
Equity security investments(1)	$119	$119	$—	$—
Assets to fund deferred compensation liability(2)	14,379	14,379	—	—
Total assets	$14,498	$14,498	$—	$—
Liabilities:
Deferred compensation liability(3)	$14,379	$14,379	$—	$—
Total liabilities	$14,379	$14,379	$—	$—

	December 31, 2020
	Fair Value	Level I	Level II	Level III
Assets:
Equity security investments(1)	$490	$490	$—	$—
Assets to fund deferred compensation liability(2)	10,087	10,087	—	—
Total assets	$10,577	$10,577	$—	$—
Liabilities:
Deferred compensation liability(3)	$10,087	$10,087	$—	$—
Total liabilities	$10,087	$10,087	$—	$—
(1)

The fair values of the assets of the Company’s rabbi trust, which are comprised of investment funds which invest in listed equity securities, are based on the month-end quoted market prices for the net asset value of the various funds, which mature on a daily basis.

(2)

The deferred compensation asset fair value is based on the month-end quoted market prices for the net asset value of the various investment funds. The Company recognized unrealized gains (loss) of $1,690, $900 and $1,089 related to this asset within the statements of comprehensive income for the years ended December 31, 2021, 2020 and 2019, respectively. See Note 5 for more details.

(3)

The deferred compensation liability is included in other non-current liabilities in the consolidated balance sheets and its fair market value is based on the month-end market prices for the net asset value of the various funds in the Company’s Rabbi trust that the participants have selected. The Company recognized other expenses (income) of $1,690, $900 and $1,089 related to this liability within the statements of income and comprehensive income for the years ended December 31, 2020, 2019 and 2018, respectively. See Note 5 for more details.

Note 10. Debt

On November 14, 2018, the Company executed a Credit Agreement (the 2018 Credit Agreement) with Credit Suisse AG for a  $250,000 term loan (the “2018 Term Loan”) and a revolving line of credit (the “ 2018 Revolver”) that permitted the Company to borrow up to $20,000 (the 2018 Term Loan and the 2018 Revolver, together the “ 2018 Credit Facility”). The 2018 Term Loan was set to mature on November 14, 2025 and the 2018 Revolver was set to mature on November 14, 2023. On July 26, 2019, the Company made a partial repayment of $125 million of the Company’s outstanding indebtedness under the 2018 Term Loan and repaid the remaining outstanding amount on December 30, 2020 through the execution of the New Credit Agreement (as defined below).

On December 30, 2020, the Company entered into a Credit Agreement (the “2020 Credit Agreement”) with Bank of Montreal for a new senior secured credit facility in an aggregate principal amount of $250,000, consisting of a revolving credit facility with commitments in an aggregate principal amount of $250,000 (the “2020 Revolving Credit Facility” and the loans thereunder, the “2020 Revolving Loans”), with an accordion option of up to $25,000. The Company drew down $75,000 under the 2020 Revolving Credit Facility on December 30, 2020, the proceeds of which, together with cash on hand, were used to repay in full the Company’s obligations under the 2018 Term Loan. In connection with such repayment in full, the 2018 Credit Agreement, the commitments thereunder and the guarantees and security interests with respect thereto were terminated and released, as applicable. On June 22, 2021, the Company drew down $75,000 under the 2020 Revolving Credit Facility to partially finance the acquisition of Voyant. During the year ended December 31, 2021, the Company paid down a total of $35,000.

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements – Continued

December 31, 2021 and 2020

The 2020 Revolving Loans bear interest at a rate per annum equal to, at the Company’s option, either (i) LIBOR plus a margin based on the Company’s Total Leverage Ratio (as defined in the New Credit Agreement) or (ii) the Base Rate (as defined in the New Credit Agreement) plus a margin based on the Company’s Total Leverage Ratio. The margin will range between 1.00% and 2.625% for base rate loans and between 2.00% and 3.625% for LIBOR loans. The Company will pay a commitment fee based on the average daily unused portion of the commitments under the 2020 Revolving Credit Facility, a letter of credit fee equal to the margin then in effect with respect to the LIBOR loans under the 2020 Revolving Credit Facility, a fronting fee and any customary documentary and processing charges for any letter of credit issued under the New Credit Agreement. The 2020 Revolving Credit Facility is not subject to amortization and will mature on December 30, 2024.

Interest expense was $3,559, $5,588 and $12,269 for the years ended December 31, 2021, 2020 and 2019, respectively.

On January 12, 2022, AssetMark Financial Holdings, Inc. amended the 2020 Credit Agreement with Bank of Montreal. Refer to Note 21 for additional information.

Note 11. Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in other current assets, operating lease right-of-use (“ROU”) assets, accrued liabilities and other current liabilities, and long-term portion of operating lease liabilities on the Company’s consolidated balance sheets. The Company does not have material finance leases. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligations to make payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the remaining lease term. The majority of the Company's leases for corporate facilities contain terms for renewal and extension of the lease agreement. The exercise of lease renewal options is generally at the Company’s sole discretion. The Company includes the lease extensions when it is reasonably certain the Company will exercise the extension. Several of the Company's leases are subject to periodic rent adjustments which are not tied to an index or specific interest rate. The Company uses an estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components.

The Company has elected to use the practical expedient to exclude the non-lease component from the lease for all asset classes. The majority of the Company’s lease agreements are facility leases. Operating lease costs of $5,170 and $5,850, and related variable lease costs of $773 and $716, were recorded in general and operating expenses for the years ended December 31, 2021 and 2020, respectively. The Company’s leases had a weighted-average lease term of 6.3 years and 7.2 years, and used a weighted-average discount rate of 3.62% and 3.64% as of December 31, 2021 and 2020, respectively. The Company paid $5,407 and $4,269 for amounts included in the measurement of lease liabilities for the years ended December 31, 2021 and 2020, respectively. The Company received a cash allowance of $1,799 from lessors for leasehold improvements for the year ended December 31, 2021 which is included within the operating activities section of the Statement of Cash Flows under accounts payable, accrued liabilities and other current liabilities.

Future minimum lease payments under non-cancellable leases, as of December 31, 2021, were as follows:

2022	$5,732
2023	5,786
2024	6,082
2025	5,891
2026	5,416
2027 and thereafter	7,968
Total future minimum lease payments	36,875
Less: imputed interest	(4,336)
Total operating lease liabilities	$32,539

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements – Continued

December 31, 2021 and 2020

Note 12. Asset-Based Expenses

Asset-based expenses incurred by the Company relating to the generation of asset-based revenue were as follows:

	Year Ended December 31,
	2021	2020	2019
Strategist and manager fees	$128,490	$107,317	$102,480
Premier broker-dealer fees	9,461	11,303	10,197
Custody fees	6,712	6,226	6,187
Fund advisory fees	4,402	4,600	4,493
Marketing allowance	1,769	3,244	2,576
Other	2	5	52
Total	$150,836	$132,695	$125,985

Note 13. Income Taxes

The Company’s income tax provision was as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Current provision
Federal	$16,273	$6,331	$11,111
State	4,605	2,418	2,717
Total current provision	20,878	8,749	13,828
Deferred provision (benefit)
Federal	(578)	391	(970)
State	(984)	(1,097)	2,467
Total deferred provision (benefit)	(1,562)	(706)	1,497
Total income tax expense	$19,316	$8,043	$15,325

The Company paid income taxes of $19,796, $13,456 and $16,116 for the years ended December 31, 2021, 2020 and 2019, respectively.

The reconciliation of the federal statutory tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Statutory U.S. federal income tax rate:	21.00%	21.00%	21.00%
Increase in rate resulting from:
Non-deductible meals & entertainment	0.10%	24.98%	1.09%
Officers life insurance	—	1.65%	—
Qualified transportation fringe benefits	0.09%	21.63%	—
Equity compensation	19.22%	4284.57%	48.75%
Executive compensation limitation	1.28%	224.53%	3.01%
State income tax, net of federal income tax effect	6.03%	359.74%	26.16%
Unrecognized tax benefits	1.70%	407.72%	2.98%
Research & development tax credit	(5.21)%	(1797.83)%	—
Return to provision	(1.76)%	(66.74)%	—
Other, net	0.48%	0.57%	(0.18)%
Effective rate	42.93%	3,481.82%	102.81%

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements – Continued

December 31, 2021 and 2020

The components of the Company’s net deferred income tax liability were as follows:

	December 31, 2021	December 31, 2020
Assets:
Accrued expenses	$7,031	$6,610
Federal benefit of state tax expense	5,544	4,848
Federal and state net operating loss carryforwards	17,108	14,161
Tax credit carryforwards	2,537	1,977
Lease liability	8,797	9,619
Stock-based compensation	3,756	1,724
Other	24	100
Total deferred income tax assets	44,797	39,039
Liabilities:
Other intangible assets	173,688	159,361
Property and equipment, and capitalized software	20,529	19,482
Right-of-use asset	7,221	8,467
Other	2,289	1,229
Total deferred income tax liabilities	203,727	188,539
Net deferred income tax liability	$158,930	$149,500

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. During 2021 and 2020, the Company evaluated the realizability of its net deferred tax assets based on available positive and negative evidence. The Company concluded that it is more likely than not that all of the benefits of the deferred tax assets will be realized. As a result, the Company has not established a valuation allowance.

The Company's federal net operating loss carryforwards amounted to $14,962 and $0 as of December 31, 2021 and 2020, respectively. The federal net operating loss was generated after 2017 and therefore can be carried forward indefinitely. The Company's state net operating loss carryforwards amounted to $275,032 and $279,011, as of December 31, 2021 and 2020, respectively. It is expected that the utilization limitation of Internal Revenue Code Section 382 will cause $113,873 of the Company’s state net operating loss carryforwards to expire unused, and these amounts are not included in the Company’s gross deferred income tax asset. If unused, the Company’s state net operating loss carryforwards will begin to expire in 2029. The Company had state tax credit carryforwards of $2,422 and $1,977 as of December 31, 2021 and 2020, respectively, which do not expire and can be carried forward indefinitely.

The reconciliation of the beginning and ending amounts of the Company’s unrecognized tax benefits is as follows:

	December 31, 2021	December 31, 2020
Balance, beginning of year	$3,278	$3,401
Increases related to prior year tax positions	497	—
Decreases related to prior year tax positions	—	(561)
Decreases related to prior year tax positions due to closure of statute	(131)	—
Increases related to current year tax positions	1,274	438
Balance, end of year	$4,918	$3,278

The Company had unrecognized tax benefits of $4,918 and $3,278 as of December 31, 2021 and 2020, respectively, related to research and development tax credits and states in which the Company had nexus but did not file tax returns. The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate was $4,385 and $2,916 as of December 31, 2021 and 2020, respectively.

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements – Continued

December 31, 2021 and 2020

For the years ended December 31, 2021, 2020, and 2019, the Company recorded an expense of $296, $182, and $223 for interest and penalties related to unrecognized tax benefits as part of income tax expense, respectively. Total accrued interest and penalties related to unrecognized tax benefits as of December 31, 2021, and December 31, 2020, were $700, and $404, respectively.

The Company files U.S. Federal income tax returns and various state and local tax returns. The Company is no longer subject to U.S. Federal and state tax examinations for years through 2016.

Note 14. Stockholders’ Equity

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

Under the terms of the LLC Agreement, approved by all AssetMark Holdings’ common members in October 2016, three common unit classes were authorized and issued as follows:

•	Class A and B common units have equal rights and voting privileges

•	Class C common units are non-voting units that were issued to AssetMark employees as part of a share-based employee compensation arrangement (see Note 15).

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

As of December 31, 2021, the Company had authorized 675,000,000 shares of common stock and 75,000,000 shares of preferred stock, both with a par value of $0.001 per share, and, 73,562,717 shares of common stock and zero shares of preferred stock were issued and outstanding.

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements – Continued

December 31, 2021 and 2020

Note 15. Share-Based Employee Compensation

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

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements – Continued

December 31, 2021 and 2020

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

Post-IPO

On July 3, 2019, the Company’s Board of Directors adopted, and the Company’s sole stockholder approved, the 2019 Equity Incentive Plan (the “2019 Equity Incentive Plan”), which became effective on July 17, 2019, the date of effectiveness of the Company’s IPO (as defined below) registration statement on Form S-1. As of December 31, 2021, 2,006,495 shares were available for issuance under the 2019 Equity Incentive Plan.

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

The following is a summary of the activity for RSAs:

	Number of RSAs	Weighted-average grant-date fair value
Balance at December 31, 2019	5,257,541	$22.00
Vested	(1,049,488)	22.00
Forfeited	(9,920)	22.00
Balance at December 31, 2020	4,198,133	$22.00
Vested	(4,195,215)	22.00
Forfeited	(2,918)	22.00
Balance at December 31, 2021	—

Share-based compensation expense related to the RSAs was $41,715, $48,045 and $23,198 for the years ended December 31, 2021, 2020 and 2019, respectively.

Stock Options

In connection with the 2019 Equity Incentive IPO, the Company issued options to certain officers to acquire an aggregate of 918,981 shares of the Company’s common stock outside of the Plan, with an exercise price of $

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements – Continued

December 31, 2021 and 2020

22 dollars per share. Each of these options is scheduled to vest and become exercisable in substantially equal installments on each of the first three anniversaries of July 18, 2019, subject to the recipient’s continued employment through the vesting date and have a ten-year contractual term.

The following weighted-average assumptions were used to value options granted during the year ended December 31, 2019:

2019
Grant date fair value of options	$7.73
Risk free rate	1.9%
Expected volatility	32.8%
Dividend yield	—
Expected terms (in years)	6.0

The following is a summary of the activity for stock options:

	Number of options	Weighted-average exercise price	Aggregate intrinsic value	Weighted-average remaining contractual term (years)
Balance at December 31, 2019	908,775	$22.00	$6,380	—
Exercised	(8,504)	22.00	44	—
Balance at December 31, 2020	900,271	22.00	1,981	8.5
Exercised	(17,860)	22.00	67	—
Forfeited	(10,206)	22.00	37	—
Balance at December 31, 2021	872,205	22.00	3,672	5.5
Options vested and exercisable at December 31, 2021	579,470	$22.00	$2,440	5.5

Share-based compensation expense related to the stock options was $2,386, $2,346 and $1,067 for the years ended December 31, 2021, 2020 and 2019, respectively.

There was $829 of total unrecognized compensation cost related to unvested stock options granted under the 2019 Equity Incentive Plan as of December 31, 2021. These costs are expected to be recognized over a weighted-average period of 0.5 years as of December 31, 2021.

Restricted Stock Units

Periodically, the Company issues restricted stock units (“RSUs”) to all officers, certain employees and independent directors of the board under the 2019 Equity Incentive Plan. Each of these RSUs is scheduled to vest in substantially equal installments on each of the first four anniversaries of their grant date.

The following is a summary of the activity for unvested RSUs:

	Number of RSUs	Weighted-average grant-date fair value
Balance at December 31, 2019	114,044	$22.79
Granted	310,225	28.27
Vested	(60,671)	22.49
Forfeited	(19,863)	25.62
Balance at December 31, 2020	343,735	$27.63
Granted	819,011	25.35
Vested	(106,110)	27.30
Forfeited	(33,237)	26.65
Balance at December 31, 2021	1,023,399	$25.87

Share-based compensation expense related to the RSUs was $6,104, $2,148 and $530 for the years ended December 31, 2021, 2020 and 2019, respectively.

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements – Continued

December 31, 2021 and 2020

There was $21,915 of total unrecognized compensation cost related to unvested RSUs granted under the 2019 Equity Incentive Plan as of December 31, 2021. These costs are expected to be recognized over a weighted average period of 3.1 years as of December 31, 2021. The total fair value of RSUs vested was $2,760 during the year ended December 31, 2021.

Stock Appreciation Rights

 Periodically, the Company issues stock appreciation rights (“SARs”) to certain officers with respect to shares of the Company’s common stock under the 2019 Equity Incentive Plan. Each SAR has a strike price equal to the fair market value of the Company’s common stock on the date of grant and is scheduled to vest and become exercisable in substantially equal installments on each of the first four anniversaries of their grant date, subject to the recipient’s continued employment through the vesting date, and have a ten-year contractual term. Upon exercise, each of these SARs will be settled in shares of the Company’s common stock with a value equal to the excess, if any, of the fair market value of the Company’s common stock measured on the exercise date over the strike price.

The following assumptions were used to value SARs granted during the periods indicated:

	2021	2020
Weighted-average grant date fair value of SARs	$9.81	$11.18
Risk free rate	0.63% - 1.04%	0.42% - 0.56%
Expected volatility	37% - 39%	38% - 40%
Dividend yield	—	—
Expected terms (in years)	6.25	6.25

The following is a summary of the activity for SARs:

	Number of SARs	Weighted-average exercise price	Aggregate intrinsic value	Weighted-average remaining contractual term (years)
Balance at December 31, 2019	—	$—	$—
Granted	831,902	28.42	139,373
Balance at December 31, 2020	831,902	$28.42	$139,373	9.4
Granted	894,411	25.59	363,413
Forfeited	(38,111)	27.12	10,380
Expired	(4,688)	28.48	—
Balance at December 31, 2021	1,683,514	$26.94	$570,613	8.6
SARs vested and exercisable at December 31, 2021	203,279	$28.42	$5,847	7.6

Share-based compensation expense related to the SARs was $3,432 and $1,298 for the years ended December 31, 2021 and 2020, respectively.

There was $12,219 of total unrecognized compensation cost related to unvested SARs granted under the 2019 Equity Incentive Plan as of December 31, 2021. These costs are expected to be recognized over a weighted-average period of 3.0 years as of December 31, 2021.

Note 16. Employee Benefit Plan

The Company has a tax-qualified defined contribution plan (the “Benefit Plan”). All full-time and part-time employees are eligible to participate in the Benefit Plan upon hire. The Benefit Plan provides retirement benefits, including provisions for early retirement and disability benefits, as well as a tax-deferred savings feature. Participants must attain two years of service to reach full vesting on Company matching contributions. The Company contributed $6,043, $5,246 and $4,811 to the Benefit Plan for the years ended December 31, 2021, 2020 and 2019, respectively.

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements – Continued

December 31, 2021 and 2020

Note 17. Commitments and Contingencies

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

Note 18. Net Capital and Minimum Capital Requirements

AssetMark Trust Company, regulated by the Arizona Department of Insurance and Financial Institutions (“AZDIFI”) is required by state regulation 6-856 to maintain $12,375 and $9,375 in liquid capital (as defined by the AZDIFI) based on asset levels as of December 31, 2021 and 2020, respectively.

AssetMark Brokerage, LLC, regulated by the SEC, is required to maintain $5 in net capital (as defined by the SEC) as of December 31, 2021 and 2020.

As of December 31, 2021 and 2020, these entities have met the liquid capital requirements set forth by their respective regulatory authority.

Note 19. Related Party Transactions

As of December 31, 2021 and 2020, the Company had a receivable due from Huatai Securities Co., Ltd. (“HTSC”) of $234 and $143, respectively, which receivable represents the cash paid by the Company on behalf of HTSC for certain professional services rendered to HTSC related to IFRS audit fees required for HTSC’s consolidated audit.

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements – Continued

December 31, 2021 and 2020

Note 20. Net Income (Loss) Per Share Attributable to Common Stockholders

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

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income per (loss) share attributable to common stockholders:

	Year Ended December 31,
	2021	2020	2019
Net income (loss) attributable to common stockholders	$25,671	$(7,812)	$(420)

Weighted average number of shares of common stock used in computing net income (loss) per share attributable to common stockholders, basic	72,137,174	67,361,995	66,298,553
Net income (loss) per share attributable to common stockholders, basic	$0.36	$(0.12)	$(0.01)

Weighted average shares used in computing net income (loss) per share attributable to common stockholders, basic	72,137,174	67,361,995	66,298,553
Effect of dilutive shares:
Options to purchase common stock	9,913	—	—
Unvested RSUs	252,126	—	—
Diluted number of weighted-average shares outstanding	72,399,213	67,361,995	66,298,553
Net income (loss) per share attributable to common stockholders, diluted	$0.35	$(0.12)	$(0.01)

Since the Company was in a loss position for the years ended 2020 and 2019, basic net loss per share is the same as diluted net loss per share, as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would have been anti-dilutive were as follows:

	As of December 31,
	2021	2020	2019
RSAs	—	4,198,133	5,247,621
Stock Options	—	900,271	908,775
RSUs	207,232	343,735	114,044
SARs	1,683,514	831,902	—
Total	1,890,746	6,274,041	6,270,440

Note 21. Subsequent Events

Company Restructuring

On January 1, 2022, AssetMark Financial, Inc. merged with and into the Company, at which time AssetMark Financial Holdings, Inc. automatically became the direct parent company of AssetMark, Inc., AssetMark Trust Company, AssetMark Brokerage, LLC, AssetMark Retirement Services, Inc., Global Financial Private Capital, Inc., Global Financial Advisory, LLC, Voyant, Inc., Voyant UK Limited, Voyant Financial Technologies Inc. and Voyant Australia Pty Ltd.

Modification to 2020 credit agreement

On January 12, 2022 the Company amended the 2020 Credit Agreement with Bank of Montreal, as administrative agent to, among other things, add a term loan facility (as amended and restated, the “2022 Credit Agreement”). Joint lead arrangers and joint bookrunners for the 2022 Credit Agreement are BMO Capital Markets Corp., JPMorgan Chase Bank, N.A., Truist Securities, Inc., U.S. Bank National Association and Wells Fargo Securities, LLC. The 2022 Credit Agreement provides for a senior secured credit facility in an aggregate principal amount of $500,000, consisting of a revolving credit facility with commitments in an aggregate

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements – Continued

December 31, 2021 and 2020

principal amount of $375,000 (the “2022 Credit Facility”) and a term loan facility with commitments in an aggregate amount of $125,000 (the “2022 Term Loans”), with an accordion option to increase the revolving commitments by $100,000.

The 2022 Term Loans bear interest at a rate per annum equal to, at the Company’s option, either (i) SOFR plus a margin based on the Company’s Total Leverage Ratio (as defined in the 2022 Credit Agreement) or (ii) the Base Rate (as defined in the 2022 Credit Agreement) plus a margin based on the Company’s Total Leverage Ratio. The margin will have ranges of between 0.875% and 2.5% for base rate loans and between 1.875% and 3.5% for SOFR loans. The Company will pay a commitment fee based on the average daily unused portion of the commitments under the 2022 Credit Facility, a letter of credit fee equal to the margin then in effect with respect to the SOFR loans under the 2022 Credit Facility, a fronting fee and any customary documentary and processing charges for any letter of credit issued under the 2022 Credit Agreement. The 2022 Term Loans are subject to quarterly amortization payments and will mature on January 12, 2027.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective, at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

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

Certain information required by this Item with respect to our executive officers is set forth under Item 1 of Part I of this Annual Report on Form 10-K under the section entitled “Information About Our Executive Officers.

The remaining information required by this Item, is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021 pursuant to Regulation 14A.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021 pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021 pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021 pursuant to Regulation 14A.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021 pursuant to Regulation 14A.

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

Item 16. Form 10-K Summary

Not applicable.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company	S-1/A	333-232312	3.1	July 8, 2019
3.2	Amended and Restated Bylaws of the Company	8-K	001-38980	3.1	July 22, 2019
4.1	Form of Common Stock Certificate	S-1/A	333-232312	4.1	July 8, 2019
4.2	Registration Rights Agreement by and between the Company and Huatai International Investment Holdings Limited, dated as of July 17, 2019	10-Q	001-38980	4.1	August 28, 2019
4.3	Description of Capital Stock					X
10.1	Credit Agreement by and among the Company, Bank of Montreal, as the Administrative Agent, the guarantors party thereto, and the lenders party thereto, dated as of December 30, 2020	8-K	001-38980	10.1	January 1, 2021
10.2	Separation Agreement dated March 5, 2021 by and between AssetMark Financial Holdings, Inc. and Charles Goldman	8-K	001-38980	10.1	March 10, 2021
10.3#	Employment Agreement by and between the AssetMark Financial Holdings, Inc. and Natalie Wolfsen	8-K	001-38980	10.1	April 29, 2021
10.4#	Employment Agreement by and between the AssetMark Financial Holdings, Inc. and Michael Kim	8-K	001-38980	10.2	April 29, 2021
10.5	Form of Indemnification Agreement between the Company and each of its directors and executive officers	S-1	333-232312	10.12	June 24, 2019
10.6#	2019 Equity Incentive Plan and forms of Restricted Stock Award Agreement and Restricted Stock Unit Award Agreement	S-1/A	333-232312	10.10	July 10, 2019
10.7#	Form of Stock Option Award Notice and Agreement	S-1/A	333-232312	10.11	July 10, 2019
10.8	Beta Services Master Subscription Agreement by and between Refinitiv US LLC and AssetMark Financial Holdings, Inc., dated May 21, 2020	10-Q	001-38980	10.1	August 6, 2021
21.1	Subsidiaries of the Company					X
23.1	Consent of KPMG LLP, independent registered public accounting firm					X
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Concord, California, on March 10, 2022.

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

Signature	Title	Date

/s/ Natalie Wolfsen Natalie Wolfsen	Director and Chief Executive Officer (principal executive officer)	March 10, 2022

/s/ Gary Zyla Gary Zyla	Chief Financial Officer (principal financial officer)	March 10, 2022

/s/ John Hahn John Hahn	Senior Vice President, Finance (principal accounting officer)	March 10, 2022

/s/ Xiaoning Jiao Xiaoning Jiao	Chairman of the Board	March 10, 2022

/s/ Rohit Bhagat Rohit Bhagat	Director	March 10, 2022

/s/ Patricia Guinn Patricia Guinn	Director	March 10, 2022

/s/ Bryan Lin Bryan Lin	Director	March 10, 2022

/s/ Ying Sun Ying Sun	Director	March 10, 2022

/s/ Joseph Velli Joseph Velli	Director	March 10, 2022

/s/ Lei Wang Lei Wang	Director	March 10, 2022

/s/ Yi Zhou Yi Zhou	Director	March 10, 2022