Form 10-Q
period 2022-03-31
AssetMark Financial Holdings, Inc.
filed 2022-05-09
CIK 1591587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 30, 2022, the number of shares of the registrant’s common stock outstanding was 73,594,027.

ASSETMARK FINANCIAL HOLDINGS, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. For example, statements in this Form 10-Q regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “would,” “could,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other comparable terminology that conveys uncertainty of future events or outcomes. In addition, any statements that refer to projections of our future financial performance and financial results; our anticipated growth strategies and anticipated trends in our business; our expectations regarding our industry outlook, market position, liquidity and capital resources, addressable market, investments in new products, services and capabilities; our ability to execute on strategic transactions; our ability to comply with existing, modified and new laws and regulations applying to our business; the impacts of the COVID-19 pandemic on our operations; demand from our customers and end investors; and other characterizations of future events or circumstances are forward-looking statements. These statements are only predictions based on our current expectations and projections about future events and are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and are subject to risks, uncertainties and assumptions, including those identified under “Item 1A. Risk Factors,” any of which could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. While we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. We are under no duty to update any of these forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our prior statements to actual results or revised expectations, except as required by law. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements as predictions of future events.

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

•

Changes in market and economic conditions (including as a result of the ongoing COVID-19 pandemic or geopolitical conditions or events) could lower the value of assets on which we earn revenue and could decrease the demand for our investment solutions and services.

•	We may be subject to liability for losses that result from a breach of a third party’s fiduciary duties.
•	We are exposed to data and cybersecurity risks that could result in data breaches, service interruptions, harm to our reputation, protracted and costly litigation or significant liability.

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

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

AssetMark Financial Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands except share data and par value)

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$98,717	$76,707
Restricted cash	13,000	13,000
Investments, at fair value	14,461	14,498
Fees and other receivables, net	9,075	9,019
Income tax receivable, net	—	6,276
Prepaid expenses and other current assets	13,696	14,673
Total current assets	148,949	134,173
Property, plant and equipment, net	7,724	8,015
Capitalized software, net	77,130	73,701
Other intangible assets, net	707,522	709,693
Operating lease right-of-use assets	21,425	22,469
Goodwill	436,821	436,821
Other assets	3,184	2,090
Total assets	$1,402,755	$1,386,962
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,384	$2,613
Accrued liabilities and other current liabilities	46,010	56,249
Income tax payable, net	397	—
Total current liabilities	48,791	58,862
Long-term debt, net	116,735	115,000
Other long-term liabilities	16,463	16,468
Long-term portion of operating lease liabilities	27,089	28,316
Deferred income tax liabilities, net	158,930	158,930
Total long-term liabilities	319,217	318,714
Total liabilities	368,008	377,576
Stockholders’ equity:
Common stock, $0.001 par value (675,000,000 shares authorized and 73,594,027 and 73,562,717 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively)	74	74
Additional paid-in capital	932,212	929,070
Retained earnings	102,461	80,242
Total stockholders’ equity	1,034,747	1,009,386
Total liabilities and stockholders’ equity	$1,402,755	$1,386,962

The accompanying notes are an integral part of the condensed consolidated financial statements.

AssetMark Financial Holdings, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenue:
Asset-based revenue	$142,076	$115,813
Subscription-based revenue	3,318	—
Spread-based revenue	1,955	2,606
Other revenue	954	587
Total revenue	148,303	119,006
Operating expenses:
Asset-based expenses	41,687	36,094
Spread-based expenses	405	676
Employee compensation	40,290	67,302
General and operating expenses	22,059	17,489
Professional fees	5,733	4,260
Depreciation and amortization	7,469	9,471
Total operating expenses	117,643	135,292
Interest expense	1,159	771
Other expenses, net	128	(15)
Income (loss) before income taxes	29,373	(17,042)
Provision for (benefit from) income taxes	7,154	(8,126)
Net income (loss)	22,219	(8,916)
Net comprehensive income (loss)	$22,219	$(8,916)
Net income (loss) per share attributable to common stockholders:
Basic	$0.30	$(0.13)
Diluted	$0.30	$(0.13)
Weighted average number of common shares outstanding, basic	73,571,785	70,422,306
Weighted average number of common shares outstanding, diluted	73,675,460	70,422,306

The accompanying notes are an integral part of the condensed consolidated financial statements.

AssetMark Financial Holdings, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands except share data)

For the three months ended March 31, 2022 and 2021

	Common stock		Additional paid-in	Retained	Total stockholders’
	Shares	Amount	capital	earnings	equity
Balance at December 31, 2020	72,459,255	$72	$850,430	$54,571	$905,073
Net loss	—	—	—	(8,916)	(8,916)
Share-based employee compensation	—	—	33,428	—	33,428
Balance at March 31, 2021	72,459,255	$72	$883,858	$45,655	$929,585

Balance at December 31, 2021	73,562,717	$74	$929,070	$80,242	$1,009,386
Net income	—	—	—	22,219	22,219
Share-based employee compensation	—	—	3,142	—	3,142
Issuance of common stock - vesting of restricted stock units	31,089	—	—	—	—
Exercise of stock options	221	—	—	—	—
Balance at March 31, 2022	73,594,027	$74	$932,212	$102,461	$1,034,747

The accompanying notes are an integral part of the condensed consolidated financial statements.

AssetMark Financial Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$22,219	$(8,916)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,469	9,471
Interest	209	190
Share-based compensation	3,142	33,428
Debt acquisition write-down	130	—
Changes in certain assets and liabilities:
Fees and other receivables, net	(137)	(710)
Receivables from related party	81	—
Prepaid expenses and other current assets	2,541	804
Accounts payable, accrued liabilities and other current liabilities	(16,905)	(11,028)
Income tax receivable and payable, net	6,673	(8,582)
Net cash provided by operating activities	25,422	14,657
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(1,280)	(1,363)
Sale of investments	361	151
Purchase of property and equipment	(361)	(231)
Purchase of computer software	(8,077)	(8,002)
Net cash used in investing activities	(9,357)	(9,445)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt, net	122,508	—
Payments on revolving credit facility	(115,000)	—
Payments on term loan	(1,563)	—
Net cash provided by financing activities	5,945	—
Net change in cash, cash equivalents, and restricted cash	22,010	5,212
Cash, cash equivalents, and restricted cash at beginning of period	89,707	81,619
Cash, cash equivalents, and restricted cash at end of period	$111,717	$86,831
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$532	$464
Interest paid	$390	$577
Non-cash operating activities:
Non-cash changes to right-of-use assets	$32	$(2,263)
Non-cash changes to lease liabilities	$32	$(2,263)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

All dollar amounts presented are in thousands other than per share amounts for all notes.

Note 1. Overview

Organization and Nature of Business

These unaudited condensed consolidated financial statements include AssetMark Financial Holdings, Inc. (“AFHI” or the “Company”) and its subsidiaries. AFHI is the parent company of AssetMark, Inc., AssetMark Trust Company, AssetMark Brokerage, LLC, AssetMark Retirement Services, Inc., Global Financial Private Capital, Inc., Global Financial Advisory, LLC, Voyant, Inc., Voyant UK Limited, Voyant Financial Technologies Inc. and Voyant Australia Pty Ltd (collectively, the “Company”). We completed an internal restructuring on January 1, 2022, whereby AssetMark Financial, Inc. (formerly a direct, wholly owned subsidiary of AFHI) merged with and into AFHI, at which time AFHI automatically became the direct parent company of AssetMark, Inc., AssetMark Trust Company, AssetMark Brokerage, LLC, AssetMark Retirement Services, Inc., Global Financial Private Capital, Inc., Global Financial Advisory, LLC, Voyant, Inc., Voyant UK Limited, Voyant Financial Technologies Inc. and Voyant Australia Pty Ltd.

The Company offers a broad array of wealth management solutions to individual investors through financial advisers by providing an open-architecture product platform along with tailored client advice, asset allocation options, practice management, support services and technology to the financial adviser channel. The following is a description of the products and services offered by our primary operating subsidiaries.

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

AssetMark Trust Company (“ATC”) is a licensed trust company and was incorporated under the laws of the State of Arizona on August 24, 1994. ATC is regulated by the Arizona Department of Insurance and Financial Institutions. ATC provides custodial recordkeeping services primarily to investor clients of registered investment advisers (including AMI) located throughout the United States.

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

Voyant, Inc. (“Voyant”) is a SaaS-based financial planning, wellness and client digital engagement solutions company that was originally formed in Texas on December 29, 2005 and was converted to a Delaware corporation on November 21, 2008.

Note 2. Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation have been included. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ended December 31, 2022 or any future period. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Risks and Uncertainties

The COVID-19 pandemic continues to evolve and has adversely impacted global commercial activities. Management expects COVID-19 related changes in market and investor behaviors to continue to impact our asset- and spread-based revenue. However, given the uncertainty around the duration and extent of the COVID-19 pandemic, management cannot predict the impact on the Company’s results of operations, financial condition or liquidity in subsequent periods.

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

Geographic Sources of Revenue

Revenues attributable to customers outside of the United States totaled $3,531 and $0 in the three months ended March 31, 2022 and 2021, respectively.

Recent Accounting Pronouncements – Not Yet Adopted

In April 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. In January 2021, the FASB issued ASU 2021-01, which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The guidance is effective for all entities through December 31, 2022. The Company is currently evaluating the effect that ASU 2020-04 will have on its consolidated financial statements.

In August 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this Update require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. The guidance is effective for the Company beginning in the fiscal year ending December 31, 2023 and will be applied prospectively upon adoption.

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31, 2022	December 31, 2021
Prepaid expenses	$8,182	$9,355
Right-of-use leases	4,245	4,198
Other	1,269	1,120
Total	$13,696	$14,673

Note 4. Goodwill and Other Intangible Assets

Goodwill

The Company’s goodwill balance was $436,821 as of both March 31, 2022 and December 31, 2021. The Company, which has one reporting unit, performed an annual test for goodwill impairment in December for the years ended December 31, 2021 and 2020 and determined that goodwill was not impaired. The Company performed a qualitative analysis of factors and determined that goodwill was not impaired as of March 31, 2022.

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Other Intangible Assets

Information regarding the Company’s intangible assets is as follows:

March 31, 2022	Gross carrying amount	Accumulated amortization	Net carrying amount	Estimated remaining useful life
Indefinite-lived intangible assets:
Broker-dealer relationships	$570,480	$—	$570,480
Voyant enterprise distribution channel customer relationships	32,100	—	32,100
Definite-lived intangible assets:
Trade names	45,830	(12,412)	33,418	15 years
Broker-dealer license	11,550	(3,128)	8,422	15 years
ATC regulatory status	23,300	(6,310)	16,990	15 years
Voyant non-enterprise distribution channel customer relationships	9,500	(509)	8,991	13 years
GFPC adviser relationships	14,250	(3,011)	11,239	11 years
OBS adviser and trust relationships	9,500	(1,566)	7,934	10 years
Voyant trade name	3,200	(218)	2,982	10 years
Voyant technology	16,000	(1,333)	14,667	8 years
Voyant non-compete agreement	400	(101)	299	2 years
Total	$736,110	$(28,588)	$707,522

December 31, 2021	Gross carrying amount	Accumulated amortization	Net carrying amount	Estimated remaining useful life
Indefinite-lived intangible assets:
Broker-dealer relationships	$570,480	$—	$570,480
Voyant enterprise distribution channel customer relationships	32,100	—	32,100
Definite-lived intangible assets:
Trade names	45,830	(11,839)	33,991	15 years
Broker-dealer license	11,550	(2,984)	8,566	15 years
ATC regulatory status	23,300	(6,019)	17,281	15 years
Voyant non-enterprise distribution channel customer relationships	9,500	(339)	9,161	14 years
GFPC adviser relationships	14,250	(2,757)	11,493	11 years
OBS adviser and trust relationships	9,500	(1,378)	8,122	11 years
Voyant trade name	3,200	(145)	3,055	11 years
Voyant technology	16,000	(889)	15,111	9 years
Voyant non-compete agreement	400	(67)	333	3 years
Total	$736,110	$(26,417)	$709,693

The weighted average estimated remaining useful life was 12.7 years for definite-lived intangible assets as of March 31, 2022. Amortization expense for definite-lived intangible assets was $2,171 and $1,450 for the three months ended March 31, 2022 and 2021, respectively. The Company performed an annual test for intangible assets impairment in December for the years ended December 31, 2021 and 2020 and determined that intangible assets were not impaired.

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Estimated amortization expense for definite‑lived intangible assets for future years is as follows:

Remainder of 2022	$6,513
2023	8,684
2024	8,617
2025	8,551
2026	8,551
2027 and thereafter	64,026
Total	$104,942

Note 5. Accrued Liabilities and Other Current Liabilities

The following table shows the breakdown of accrued liabilities and other current liabilities:

	March 31, 2022	December 31, 2021
Accrued bonus	$7,892	$20,718
Current portion of long-term debt, net	6,114	—
Current portion of operating lease liability	4,301	4,223
Asset-based payables	4,007	1,709
Compensation and benefits payable	3,222	7,182
Other accrued expenses	20,474	22,417
Total	$46,010	$56,249

Note 6. Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

	March 31, 2022	December 31, 2021
Deferred compensation plan liability	$14,348	$14,379
Contractor liability	1,649	1,602
Purchase commitments related to acquisition of GFPC	466	487
Total	$16,463	$16,468

Note 7. Fair Value Measurements

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value in the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, based on the three-tier fair value hierarchy:

	March 31, 2022
	Fair Value	Level I	Level II	Level III
Assets:
Equity securities investments(1)	$113	$113	$—	$—
Assets to fund deferred compensation liability(2)	14,348	14,348	—	—
Total assets	$14,461	$14,461	$—	$—
Liabilities:
Deferred compensation liability(3)	$14,348	$14,348	$—	$—
Total liabilities	$14,348	$14,348	$—	$—

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2021
	Fair Value	Level I	Level II	Level III
Assets:
Equity securities investments(1)	$119	$119	$—	$—
Assets to fund deferred compensation liability(2)	14,379	14,379	—	—
Total assets	$14,498	$14,498	$—	$—
Liabilities:
Deferred compensation liability(3)	$14,379	$14,379	$—	$—
Total liabilities	$14,379	$14,379	$—	$—

(1)

The fair values of the Company’s assets comprised of investment funds that invest in listed equity securities, are based on the month-end quoted market prices for the net asset value of the various funds, which mature on a daily basis.

(2)

The deferred compensation asset fair value is based on the month-end quoted market prices for the net asset value of the various investment funds. The Company recognized unrealized (loss) gains of $(950) and $1,690 related to this asset within the statements of comprehensive income for the three months ended March 31, 2022, and for the year ended December 31, 2021, respectively.

(3)

The deferred compensation liability is included in other non-current liabilities in the consolidated balance sheets and its fair market value is based on the month-end market prices for the net asset value of the various funds in the Company’s Rabbi trust that the participants have selected. The Company recognized other (income) expenses of $(950) and $1,690 related to this liability within the statements of income and comprehensive income for the three months ended March 31, 2022, and for the year ended December 31, 2021, respectively.

Note 8. Asset-Based Expenses

Asset-based expenses incurred by the Company relating to the generation of asset-based revenues are as follows:

	Three Months Ended March 31,
	2022	2021
Strategist and manager fees	$36,467	$28,819
Premier broker-dealer fees	2,108	3,882
Custody fees	1,763	1,810
Fund advisory fees	1,084	1,077
Marketing allowance	265	505
Other	—	1
Total	$41,687	$36,094

Note 9. Debt

On December 30, 2020, the Company entered into a Credit Agreement (the “2020 Credit Agreement”) with Bank of Montreal for a senior secured credit facility in an aggregate principal amount of $250,000, consisting of a revolving credit facility with commitments in an aggregate principal amount of $250,000 (the “2020 Revolving Credit Facility” and the loans thereunder, the “2020 Revolving Loans”), with an accordion option of up to $25,000. The total outstanding principal under the 2020 Credit Agreement was paid in full on January 12, 2022.

 On January 12, 2022, the Company amended the 2020 Credit Agreement to, among other things, add a term loan facility (as amended and restated, the “2022 Credit Agreement”). Joint lead arrangers and joint bookrunners for the 2022 Credit Agreement are BMO Capital Markets Corp., JPMorgan Chase Bank, N.A., Truist Securities, Inc., U.S. Bank National Association and Wells Fargo Securities, LLC. The 2022 Credit Agreement provides for a senior secured credit facility in an aggregate principal amount of $500,000, consisting of a revolving credit facility with commitments in an aggregate principal amount of $375,000 (the “2022 Revolving Credit Facility”) and a term loan facility with commitments in an aggregate amount of $125,000 (the “2022 Term Loans”), with an accordion option to increase the revolving commitments by $100,000.

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The 2022 Term Loans bear interest at a rate per annum equal to, at the Company’s option, either (i) SOFR plus a margin based on the Company’s Total Leverage Ratio (as defined in the 2022 Credit Agreement) or (ii) the Base Rate (as defined in the 2022 Credit Agreement) plus a margin based on the Company’s Total Leverage Ratio. The margin ranges between 0.875% and 2.5% for base rate loans and between 1.875% and 3.5% for SOFR loans. The Company will pay a commitment fee based on the average daily unused portion of the commitments under the 2022 Credit Facility, a letter of credit fee equal to the margin then in effect with respect to the SOFR loans under the 2022 Revolving Credit Facility, a fronting fee and any customary documentary and processing charges for any letter of credit issued under the 2022 Credit Agreement. The 2022 Term Loans are subject to quarterly amortization payments and will mature on January 12, 2027.

Interest expense was $1,159 and $771 for the three months ended March 31, 2022 and 2021, respectively.

Note 10. Leases

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

The majority of the Company’s lease agreements are facility leases. The majority of the Company's leases for corporate facilities contain terms for renewal and extension of the lease agreement. The exercise of lease renewal options is generally at the Company’s sole discretion. The Company includes the lease extensions when it is reasonably certain the Company will exercise the extension. Several of the Company's leases are subject to periodic rent adjustments that are not tied to an index or specific interest rate. The Company uses an estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components.

The Company has elected to use the practical expedient to exclude the non-lease component from the lease for all asset classes. Operating lease costs of $1,311 and $1,306, and related variable lease costs of $178 and $197, were recorded in general and operating expenses for the three months ended March 31, 2022 and 2021, respectively. The Company’s leases had a weighted-average lease term of 6.0 years and 7.0 years, and used a weighted-average discount rate of 3.63% and 3.64% as of March 31, 2022 and 2021, respectively. The Company paid $1,463 and $1,301 for amounts included in the measurement of lease liabilities for the three months ended March 31, 2022 and 2021, respectively.

Future minimum lease payments under non-cancellable leases, as of March 31, 2022, were as follows:

Remainder of 2022	$4,274
2023	5,797
2024	6,091
2025	5,895
2026	5,416
2027 and thereafter	7,968
Total future minimum lease payments	35,441
Less: imputed interest	(4,051)
Total operating lease liabilities	$31,390

Note 11. Share-Based Employee Compensation

On July 3, 2019, the Company’s Board of Directors adopted, and the Company’s sole stockholder approved, the 2019 Equity Incentive Plan (the “2019 Equity Incentive Plan”), which became effective on July 17, 2019, the date of effectiveness of the Company’s initial public offering (“IPO”) registration statement on Form S-1. As of March 31, 2022, 2,036,968 shares were available for issuance under the 2019 Equity Incentive Plan.

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Restricted Stock Awards

Immediately following the pricing of the IPO, the Company issued an aggregate number of restricted stock awards (“RSAs”) equal to 6,309,049 shares of the Company’s common stock to the Company’s officers, certain sales employees and independent director of the board.

50% of these RSAs vested in three (3) equal installments on the third, fourth and fifth anniversaries of November 18, 2016, subject to the recipient’s continued employment through the vesting date, and 50% vested subject to the recipient’s continued employment through February 1, 2021 and the satisfaction of a performance-based vesting condition. The performance condition for these RSAs was deemed to have been satisfied in connection with the IPO. In the event that the vesting conditions were not satisfied for any portion of an award, the shares covered by such RSAs transferred automatically to the Company. On November 18, 2021, the last installment of outstanding unvested RSAs vested.

Share-based compensation expense related to the RSAs was $0 and $30,574 for the three months ended March 31, 2022 and 2021, respectively.

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

Share-based compensation expense related to the stock options was $377 and $1,233 for the three months ended March 31, 2022 and 2021, respectively.

Restricted Stock Units

Periodically, the Company issues restricted stock units (“RSUs”) to officers, certain employees and independent directors of the board under the 2019 Equity Incentive Plan. Each of these RSUs is scheduled to vest in substantially equal installments on each of the first four anniversaries of their grant date.

Share-based compensation expense related to the RSUs was $1,768 and $871 for the three months ended March 31, 2022 and 2021, respectively.

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

Share-based compensation expense related to SARs was $997 and $750 for the three months ended March 31, 2022 and 2021, respectively.

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

Note 13. Income Taxes

The Company’s effective income tax rate differs from the federal corporate tax rate of 21.0%, primarily as a result of state taxes and the effect of research and development tax credits.

The Company’s effective tax rate was 24.4% and 47.7% for the three months ended March 31, 2022 and 2021, respectively. These changes were primarily due to changes in the relative amounts of the Company’s share-based compensation and income before taxes across periods.

Note 14. Related Party Transactions

As of March 31, 2022 and December 31, 2021, the Company had a receivable due from Huatai Securities Co., Ltd. (“HTSC”) of $153 and $234, respectively, which represents the cash paid by the Company on behalf of HTSC for certain professional services rendered to HTSC related to IFRS audit fees required for HTSC’s consolidated audit.

Note 15. Net Income (Loss) Per Share Attributable to Common Stockholders

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

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share attributable to common stockholders:

	Three Months Ended March 31,
	2022	2021
Net income (loss) attributable to common stockholders	$22,219	$(8,916)

Weighted average number of shares of common stock used in computing net income (loss) per share attributable to common stockholders, basic	73,571,785	70,422,306
Net income (loss) per share attributable to common stockholders, basic	$0.30	$(0.13)

Weighted average shares used in computing net income (loss) per share attributable to common stockholders, basic	73,571,785	70,422,306
Effect of dilutive shares:
Stock options	22,564	—
Unvested RSUs	81,111	—
Diluted number of weighted-average shares outstanding	73,675,460	70,422,306
Net income (loss) per share attributable to common stockholders, diluted	$0.30	$(0.13)

Since the Company was in a loss position for the three months ended March 31, 2021, basic net loss per share is the same as diluted net loss per share, as the inclusion of all potential common shares outstanding would have been anti-dilutive. For the three months ended March 31, 2022, dilutive securities that were not included in the diluted per share calculations because they would have been anti-dilutive were as follows:

	Three Months Ended March 31,
	2022	2021
Stock options	—	900,271
SARs	1,681,505	839,941
RSUs	—	342,310
RSAs	—	1,049,597
Total	1,681,505	3,132,119

Note 16. Subsequent Events

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes thereto and the other financial information included in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our fiscal year ends on December 31 each year.

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

Business Highlights

•

We amended our 2020 Credit Agreement with Bank of Montreal on January 12, 2022 which as amended provides a senior secured credit facility in an aggregate principal amount of $500,000,000 consisting of a revolving credit facility and a term loan facility with an accordion option to increase the revolving commitments by $100,000,000.

Financial Highlights

•

Total revenue for the quarter ended March 31, 2022 was $148.3 million, up $29.3 million, or 24.6%, from $119.0 million for the quarter ended March 31, 2021. Asset-based revenue for the quarter ended March 31, 2022 was $142.1 million, up $26.3 million, or 22.7%, from $115.8 million for the quarter ended March 31, 2021. Spread-based revenue for the quarter ended March 31, 2022 was $2.0 million, down $0.6 million, or 25.0%, from $2.6 million for the quarter ended March 31, 2021.

•	Net income for the quarter ended March 31, 2022 was $22.2 million, or $0.30 per share, compared to net loss of $8.9 million, or $(0.13) per share, for the quarter ended March 31, 2021.
•

Adjusted net income for the quarter ended March 31, 2022 was $28.8 million, compared to $22.2 million for the quarter ended March 31, 2021. For a reconciliation of net income, the most directly comparable GAAP financial measure, to adjusted net income, see the section titled “—Key Operating Metrics—Non-GAAP Financial Metrics—Adjusted Net Income.”

•

Adjusted EBITDA for the quarter ended March 31, 2022 was $44.5 million, compared to $34.1 million for the quarter ended March 31, 2021. For a reconciliation of net income, the most directly comparable GAAP financial measure, to adjusted EBITDA, see the section titled “—Key Operating Metrics—Non-GAAP Financial Metrics—Adjusted EBITDA.”

Asset and Adviser Growth Trends

•	Platform assets were $90.8 billion as of March 31, 2022, up 15.1% from $78.9 billion as of March 31, 2021.
•	We had 2,815 engaged advisers on our platform as of March 31, 2022, up 7.8% from 2,611 as of March 31, 2021.

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

Technology Development

We invested $18.3 million in the development of our technology and our dedicated technology team during the three months ended March 31, 2022. We intend to continue to invest in our technology platform to address the needs of financial advisers and their investors. Our revenue growth will depend, in part, on our ability to continue to launch new offerings and deliver solutions to financial advisers efficiently. While these investments may delay or reduce our profitability, we believe they will enable us to grow our revenue meaningfully in the long term.

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

Acquisitions

Our success in pursuing and executing strategic transactions may impact our assets and revenue. From 2014 to 2020, we acquired the platform assets of four firms, which collectively added $9.4 billion in platform assets. We expect to continue to selectively seek acquisitions that will enhance our scale, operating leverage and capabilities to further deepen our offering to advisers and investors.

COVID-19 Pandemic

Beginning in early 2020, the outbreak of COVID-19 rapidly evolved into a global pandemic and adversely impacted global commercial activities. The near-term impacts related to the COVID-19 pandemic were to our asset-based revenue and spread-based revenue. The impact of COVID-19 has not materially affected and is not expected to materially affect our capabilities to conduct business with our financial advisers. Management believes there continues to be risk that the COVID-19 pandemic may adversely affect our operations and operating results in subsequent periods, although, given the uncertainty around the duration and extent of the COVID-19 pandemic, management cannot at this time quantify with any level of specificity the impact on our results of operations, financial condition or liquidity. We have continued to generate positive operating cash flows, have adequate cash on hand, and maintain access to our existing line of credit to meet our short-term liquidity needs. We have experienced neither material impairments of our assets nor a significant change in the fair value of our assets and liabilities due to the COVID-19 pandemic. We continue to monitor the developments relating to COVID-19 and are coordinating our operational response based on existing business continuity plans and guidance from global health organizations, relevant governments and general pandemic response best practices.

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

Key metrics for the three months ended March 31, 2022 and 2021 include the following:

	Three Months Ended March 31,
	2022	2021
Operational metrics:
Platform assets (at period-beginning) (millions of dollars)	$93,487	$74,520
Net flows (millions of dollars)	2,135	1,927
Market impact net of fees (millions of dollars)	(4,804)	2,433
Platform assets (at period-end) (millions of dollars)	$90,818	$78,880
Net flows lift (% of beginning-of-year platform assets)	2.3%	2.6%
Advisers (at period-end)	8,701	8,477
Engaged advisers (at period-end)	2,815	2,611
Assets from engaged advisers (at period-end) (millions of dollars)	$83,643	$71,635
Households (at period-end)	215,668	190,915
New producing advisers	195	194
Production lift from existing advisers (annualized %)	18.7%	21.8%
Assets in custody at ATC (at period-end) (millions of dollars)	$69,762	$57,778
ATC client cash (at period-end) (millions of dollars)	$3,095	$2,497
Financial metrics:
Total revenue (millions of dollars)	$148.3	$119.0
Net income (loss) (millions of dollars)	$22.2	$(8.9)
Net income (loss) margin (%)	15.0%	(7.5)%
Capital expenditure (millions of dollars)	$8.4	$8.2
Non-GAAP financial metrics:
Adjusted EBITDA (millions of dollars)	$44.5	$34.1
Adjusted EBITDA margin (%)	30.0%	28.6%
Adjusted net income (millions of dollars)	$28.8	$22.2

Platform Assets

We believe that the amount of assets on our platform is an important indicator of the strength and growth of our business, our increased customer footprint and the market acceptance of our platform. We define platform assets as all assets on the AssetMark platform, whether these are assets for which we provide advisory services, referred to as regulatory assets under management (“AUM”), or non-advisory assets under administration, assets held in cash accounts or otherwise not managed (collectively, “Other Assets”). There is generally no material economic difference to our financial results whether assets are considered AUM or Other Assets. We view our platform assets as reflective of our revenue growth and potential for future growth. We had platform assets of $90,818 million and $78,880 million as of March 31, 2022 and 2021, respectively. Our regulatory AUM totaled $58,557 million and $50,096 million as of March 31, 2022 and 2021, respectively. We intend to continue growing our platform assets with enhancements to our technology, services and investment solutions. We expect the growth in our platform assets will remain a significant indicator of our business momentum and results of operations as existing advisers and new advisers realize the benefits of our platform. Our platform assets in any period may continue to fluctuate as a result of several factors, including our adviser satisfaction with the functionality, features, performance or pricing of our offering, overall fluctuations in the securities markets and other factors, a number of which are beyond our control.

Net Flows, Market Impact Net of Fees and Acquisition Impact

The changes in our platform assets from period to period are driven by production, redemptions, changes in market value and acquisitions. The amount of new assets that are added to existing and new client accounts are referred to as production, and the amount of assets that are withdrawn from client accounts are referred to as redemptions. We refer to the difference between production and redemptions as net flows. Positive net flows indicate that the amount of assets added to client accounts exceeds the amount of assets that have been terminated or withdrawn from client accounts. In addition to net flows, the change in the market value of investments held in client accounts between the beginning and end of a period, which we define as market impact, also influences platform assets. For each period, we show the market impact on platform assets net of the fees paid to financial advisers, custodians and certain fees embedded in investment vehicles. Further, acquisition impact refers to the amount of assets added to our platform through acquisitions.

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

Production Lift from Existing Advisers (Annualized)

Existing advisers for a given period are defined as those who had invested client assets on our platform as of the beginning of the period. Production lift from existing advisers for a given period is calculated by dividing production (the amount of new assets that are added to client accounts) attributable to existing advisers for such period by platform assets as of the beginning of such period and annualizing the result. This metric represents both the organic growth of these advisers as well as any incremental share of wallet of the adviser’s business that is added to our platform on an annualized basis.

Assets in Custody at ATC (at Period-End)

Assets in custody at ATC represents platform assets that are in custody.

ATC Client Cash (at Period-End)

In general, all accounts with ATC are required to have cash at a minimum level ranging from of 1.5% to 5% of invested assets. In addition to this minimum amount, strategists and advisers have the discretion to hold additional invested assets in cash. We refer to the aggregate amount of cash held at ATC as ATC client cash. As of March 31, 2022 and 2021, ATC client cash accounted for 4.4% and 4.3%, respectively, of the total assets in custody at ATC. As of March 31, 2022 and 2021, 100% of the ATC client cash was placed with the ATC-insured cash deposit program and was the primary source of spread-based revenue for our business.

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

Set forth below is a reconciliation from net income (loss) and net income (loss) margin, the most directly comparable GAAP financial measures, to adjusted EBITDA and adjusted EBITDA margin for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,		Three Months Ended March 31,
(in thousands except for percentages)	2022	2021	2022	2021
Net income (loss)	$22,219	$(8,916)	15.0%	(7.5)%
Provision for (benefit from) income taxes	7,154	(8,126)	4.8%	(6.8)%
Interest income	(31)	(25)	—	—
Interest expense	1,159	771	0.8%	0.6%
Depreciation and amortization	7,469	9,471	5.0%	8.0%
EBITDA	$37,970	$(6,825)	25.6%	(5.7)%
Share-based compensation(1)	3,142	33,428	2.1%	28.0%
Reorganization and integration costs(2)	3,006	4,496	2.0%	3.8%
Acquisition expenses(3)	135	2,817	0.1%	2.3%
Business continuity plan(4)	115	72	0.1%	0.1%
Office closures(5)	—	121	—	0.1%
Other expense, net	128	(15)	0.1%	—
Adjusted EBITDA	$44,496	$34,094	30.0%	28.6%

(1)

“Share-based compensation” represents granted share-based compensation in the form of RSA, restricted stock unit, stock option, and stock appreciation right grants by us to certain of our directors and employees. Although this expense occurred in each measurement period, we have added the expense back in our calculation of adjusted EBITDA because of its noncash impact.

(2)

“Reorganization and integration costs” includes costs related our functional reorganization within our Operations, Technology and Retirement functions as well as duplicate costs related to the outsourcing of back-office operations functions. While we have incurred such expenses in all periods measured, these expenses serve varied reorganization and integration initiatives, each of which is non-recurring. We do not consider these expenses to be part of our core operations.

(3)	“Acquisition expenses” includes employee severance, transition and retention expenses, duplicative general and administrative expenses and other professional fees related to acquisitions.
(4)

“Business continuity plan” includes incremental compensation and other costs that are directly related to a transition to and hiring of a primarily remote workforce and other costs due to the COVID-19 pandemic.

(5)	“Office closures” represents one-time expenses related to closing facilities.

Set forth below is a summary of the adjustments involved in the reconciliation from net income and net income margin, the most directly comparable GAAP financial measures, to adjusted EBITDA and adjusted EBITDA margin for the three months ended March 31, 2022 and 2021, broken out by compensation and non-compensation expenses.

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
(in thousands)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Share-based compensation(1)	$3,142	$—	$3,142	$33,428	$—	$33,428
Reorganization and integration costs(2)	786	2,220	3,006	2,207	2,289	4,496
Acquisition expenses(3)	—	135	135	716	2,101	2,817
Business continuity plan(4)	—	115	115	—	72	72
Office closures(5)	—	—	—	—	121	121
Other expenses, net	—	128	128	—	(15)	(15)
Total adjustments to adjusted EBITDA	$3,928	$2,598	$6,526	$36,351	$4,568	$40,919

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
(in percentages)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Share-based compensation(1)	2.1%	—	2.1%	28.0%	—	28.0%
Reorganization and integration costs(2)	0.5%	1.5%	2.0%	1.9%	1.9%	3.8%
Acquisition expenses(3)	—	0.1%	0.1%	0.6%	1.7%	2.3%
Business continuity plan(4)	—	0.1%	0.1%	—	0.1%	0.1%
Office closures(5)	—	—	—	—	0.1%	0.1%
Other expenses, net	—	0.1%	0.1%	—	—	—
Total adjustments to adjusted EBITDA margin %	2.6%	1.8%	4.4%	30.5%	3.8%	34.3%

(1)

“Share-based compensation” represents granted share-based compensation in the form of RSA, restricted stock unit, stock option, and stock appreciation right grants by us to certain of our directors and employees. Although this expense occurred in each measurement period, we have added the expense back in our calculation of adjusted EBITDA because of its noncash impact.

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
(4)

“Business continuity plan” includes incremental compensation and other costs that are directly related to a transition to and hiring of a primarily remote workforce and other costs due to the COVID-19 pandemic.

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

Set forth below is a reconciliation from net income, the most directly comparable GAAP financial measure, to adjusted net income for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
(in thousands)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Net income (loss)			$22,219			$(8,916)
Acquisition-related amortization(1)	$—	$1,729	1,729	$—	$5,108	5,108
Expense adjustments(2)	786	2,470	3,256	2,922	4,583	7,505
Share-based compensation	3,142	—	3,142	33,428	—	33,428
Other expenses, net	—	128	128	—	(15)	(15)
Tax effect of adjustments(3)	(192)	(1,496)	(1,688)	(687)	(14,250)	(14,937)
Adjusted net income	$3,736	$2,831	$28,786	$35,663	$(4,574)	$22,173

(1)	Relates to intangible assets established in connection with HTSC’s acquisition of our Company in 2016.
(2)	Consists of the adjustments to EBITDA listed in the adjusted EBITDA reconciliation table above other than share-based compensation.
(3)	Consists of the provision for income taxes under U.S. GAAP and the estimated tax impact of expense adjustments and acquisition-related amortization.

Components of Results of Operations

Revenue

Asset-Based Revenue

A majority of our revenue is derived from the fees we charge as a percentage of platform assets. We record this revenue as asset-based revenue. Our asset-based revenue varies based on the types of investment solutions and services that financial advisers utilize for their clients. Asset-based revenue accounted for approximately 95.8% and 97.3% of our total revenue for the three months ended March 31, 2022 and 2021, respectively. Asset-based revenue increased in 2022 due to higher assets under management as a result of increased net flows during the year.

Spread-Based Revenue

Our spread-based revenue consists of the fees we earn on cash custodied at ATC, one of our wholly owned subsidiaries and one of several custodians offered on our platform. ATC’s program utilizes third-party banks to place and hold client cash and is paid interest-rate-sensitive fees calculated by reference to such deposits. Spread-based revenue decreased in the first quarter of 2022, primarily as a result of the lower interest rate environment. We expect other revenue to increase in future periods as a result of the recent increases in interest rates in the United States.

Subscription-Based Revenue

Subscription-based revenue consists of revenue recognized from subscription fee arrangements in connection with our financial planning and wealth management software solutions. We began recognizing revenue related to subscription fee arrangements as a result of the Voyant acquisition in July 2021.

Other Revenue

Other revenue primarily consists of income related to consulting revenue from Voyant and interest earned on the Company’s cash balance. Other one-time income items are reported under “Other Revenue,” as discussed elsewhere in this section. We expect other revenue to increase in future periods as a result of the recent increases in interest rates in the United States.

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

Employee Compensation

Employment and compensation expenses include salaries, commissions, non-cash share-based compensation, benefits and employer-related taxes.

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

Professional Fees

Professional fee expenses primarily relate to the fees associated with the outsourcing of administrative operations functions, audit and legal costs and expenses related to being a publicly traded company.

Depreciation and Amortization

Amortization expense reflects the amortization of our intangible technology assets and our other assets such as trade names, broker-dealer licenses and ATC regulatory status, from the fair value established at the date of our sale to Huatai Securities Co., Ltd. (“HTSC”) in 2016, as well as the amortization of the intangible assets we acquired through our acquisitions. Depreciation expense reflects the ongoing cost of annual usage of property and equipment.

Interest Expense

Interest expense reflects the interest paid under the 2020 Credit Agreement and the 2022 Credit Agreement, which may fluctuate over time.

Other Expense, Net

Other expense represents the expense associated with our equity security investment, along with the gains and losses from the related investments and foreign exchange fluctuations.

Results of Operations

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

The following discussion presents an analysis of our results of operations for the three months ended March 31, 2022 and 2021. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items.

	Three months ended March 31,
(in thousands)	2022	2021	$ Change	% Change
Revenue:
Asset-based revenue	$142,076	$115,813	$26,263	22.7
Subscription-based revenue	3,318	—	3,318	*
Spread-based revenue	1,955	2,606	(651)	(25.0)
Other revenue	954	587	367	62.5
Total revenue	148,303	119,006	29,297	24.6
Operating expenses:
Asset-based expenses	41,687	36,094	5,593	15.5
Spread-based expenses	405	676	(271)	(40.1)
Employee compensation	40,290	67,302	(27,012)	(40.1)
General and operating expenses	22,059	17,489	4,570	26.1
Professional fees	5,733	4,260	1,473	34.6
Depreciation and amortization	7,469	9,471	(2,002)	(21.1)
Total operating expenses	117,643	135,292	(17,649)	(13.0)
Interest expense	1,159	771	388	50.3
Other expense, net	128	(15)	143	953.3
Income (loss) before income taxes	29,373	(17,042)	46,415	272.4
Provision for (benefit from) income taxes	7,154	(8,126)	15,280	(188.0)
Net income (loss)	$22,219	$(8,916)	$31,135	349.2
*	Not meaningful.

Asset-Based Revenue

Asset-based revenue increased by $26.3 million, or 22.7%, from $115.8 million in the three months ended March 31, 2021 to $142.1 million in the three months ended March 31, 2022. This increase was primarily related to increased platform fees and advisory fees of $27.8 million associated with growth in platform assets, partially offset by lower custodial revenue of $1.5 million.

Subscription-Based Revenue

Subscription-based revenue increased by $3.3 million from the three months ended March 31, 2021 to the three months ended March 31, 2022 due to our acquisition of Voyant on July 1, 2021.

Spread-Based Revenue

Spread-based revenue decreased by $0.6 million, or 25.0%, from $2.6 million in the three months ended March 31, 2021 to $2.0 million in the three months ended March 31, 2022. This decrease was primarily related to lower interest income attributed to lower interest rates during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.

Other Revenue

Other revenue increased by $0.4 million, or 62.5%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2022. This increase was primarily related to an increase in consulting revenue in connection with the Voyant acquisition.

Asset-Based Expenses

Asset-based expenses increased by $5.6 million, or 15.5%, from $36.1 million in the three months ended March 31, 2021 to $41.7 million in the three months ended March 31, 2022. This increase was primarily driven by an increase in asset-based fees due to increased platform assets from the prior year.

Spread-Based Expenses

Spread-based expenses decreased by $0.3 million, or 40.1%, from $0.7 million in the three months ended March 31, 2021 to $0.4 million in the three months ended March 31, 2022. The decrease was primarily driven by a one-time adjustment as a result of our change in presentation of Securities Backed Line of Credit (“SBLOC”) revenue from gross to a net form of presentation in the third quarter of 2021.

Employee Compensation

Employee compensation decreased by $27.0 million, or 40.1%, from $67.3 million in the three months ended March 31, 2021 to $40.3 million in the three months ended March 31, 2022. This decrease was primarily driven by a $30.3 million decrease in share-based compensation, of which $20.2 million related to the departure of our former chief executive officer and accelerated restricted stock awards expense in the first quarter of 2021 and $10.1 million related to our restricted stock awards fully vesting in November 2021. The remaining decrease was driven by a $1.4 million decrease in reorganization and integration costs, and a $0.7 million decrease in acquisition-related expenses. The decrease was partially offset by a $5.4 million increase in salaries and related expenses attributable to our ongoing growth.

General and Operating Expenses

General and operating expenses increased by $4.6 million, or 26.1%, from $17.5 million in the three months ended March 31, 2021 to $22.1 million in the three months ended March 31, 2022. This increase was primarily due to a $6.3 million increase in events and travel costs, a $0.8 million increase in software and subscription costs, and a $0.4 million increase in trading fees. The increase was partially offset by a $1.7 million decrease in acquisition costs, a $0.9 million decrease in reorganization and integration costs and a $0.3 million decrease in printing-related costs.

Professional Fees

Professional fees increased by $1.5 million, or 34.6%, from $4.3 million in the three months ended March 31, 2021 to $5.7 million in the three months ended March 31, 2022. This increase was driven by a $0.9 million increase in reorganization and integration cost, a $0.5 million increase in consulting fees, and a $0.4 million increase in general professional and outsourcing-related expenses. The increase was partially offset by a $0.3 million decrease in acquisition-related costs.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased by $2.0 million, or 21.1%, from $9.5 million in the three months ended March 31, 2021 to $7.5 million in the three months ended March 31, 2022. The decrease was primarily related to a $4.1 million decrease in amortization expense in connection with intangible assets previously adjusted to fair value when HTSC acquired us on October 31, 2016, with definite lives ranging from 5 to 20 years. With 5 years having elapsed, certain software intangible assets have become fully amortized resulting in a decrease in amortization expense. The decrease was partially offset by $1.3 million in additional depreciation and amortization related to the intangible assets placed into service during the first quarter of 2022, and a $0.8 million in intangible assets as a result of the acquisition of Voyant.

Interest Expense

Interest expense increased by $0.4 million, or 50.3%, from $0.8 million in the three months ended March 31, 2021 to $1.2 million in the three months ended March 31, 2022. This increase can primarily be attributed to an increase in the outstanding debt balance during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The increase in the outstanding debt balance was a direct result of executing our 2022 Credit Agreement.

Other Expense, net

Other expense increased by $0.1 million, or 953.3%, in the three months ended March 31, 2022 primarily due to a $0.1 million extinguishment of debt modification expense cost related to our 2020 Credit Facility in connection with the amendment executed on January 12, 2022.

Provision for (benefit from) Income Taxes

Provision for income taxes increased by $15.3 million, or 188.0%, from a benefit of $8.1 million in the three months ended March 31, 2021 to an expense of $7.2 million in the three months ended March 31, 2022. This increase was due to the increase in our income before income taxes.

Net Income (Loss)

Net comprehensive income increased by $31.1 million, or 349.2%, from a net loss of $(8.9) million in the three months ended March 31, 2021 to net income of $22.2 million in the three months ended March 31, 2022.

This increase was primarily due to (i) an increase in asset-based revenues, net of asset-based expense, of $20.7 million, (ii) a decrease of $27.0 million in employee compensation and (iii) a decrease in depreciation expense of $2.0 million.

The increase was partially offset by a $15.3 million increase in our provision for income taxes, a $4.6 million increase in general and operating expenses and a $0.4 million decrease in spread-based revenue, net of spread-based expense.

Liquidity and Capital Resources

Liquidity

Since 2016, our operations have been financed primarily through cash flows from operations. In November of 2018, we also established a credit facility consisting of a $250.0 million term loan and a $20.0 million revolving credit facility with Credit Suisse AG, Cayman Islands Branch (“Credit Suisse”). In December of 2020, we entered into the 2020 Revolving Credit Facility with Bank of Montreal and repaid the credit facility established in 2018, and in January of 2022 we amended the 2020 Credit Agreement. As of March 31, 2022, we had cash and cash equivalents of $98.7 million, and restricted cash of $13.0 million. Our material cash requirements primarily comprise operating lease obligations, purchase obligations and interest payments with respect to the 2022 Term Loans. We expect that our cash and liquidity needs will continue to be met by cash generated by our ongoing operations along with our 2022 Credit Facility over the next twelve months, as well as beyond the next twelve months. To the extent that existing cash, cash from operations and our 2022 Credit Facility are not sufficient to fund our future operations, we may need to raise additional funds through public or private equity or additional debt financing. In addition, we may opportunistically seek to raise additional capital to fund our continued growth. To the extent that we are unsuccessful in additional debt or equity financings, our plans for continued growth may be curtailed.

2020 Revolving Credit Facility

On December 30, 2020 (the “Closing Date”), we entered into a credit agreement with Bank of Montreal, as administrative agent (the “Administrative Agent”); Bank of Montreal, JP Morgan Chase, N.A, US Bank National Association and Wells Fargo Bank, National Association as joint lead arrangers and joint bookrunners; our existing and future wholly owned material domestic subsidiaries as guarantors (the “Guarantors”); and the several banks, financial institutions, institutional investors and other entities from time to time party thereto as lenders and letter of credit issuers (the “Lenders”).

The 2020 Credit Agreement provides for a new senior secured credit facility in an aggregate principal amount of $250 million, consisting of a revolving credit facility with commitments in an aggregate principal amount of $250 million (the “2020 Revolving Credit Facility” and the loans thereunder, the “2020 Revolving Loans”), with an accordion option of up to $25 million.

2022 Credit Agreement

On January 12, 2022, we amended the 2020 Credit Agreement with Bank of Montreal to, among other things, add a term loan facility (as amended and restated, the “2022 Credit Agreement”). Joint lead arrangers and joint bookrunners for the 2022 Credit Agreement are BMO Capital Markets Corp., JPMorgan Chase Bank, N.A., Truist Securities, Inc., U.S. Bank National Association and Wells Fargo Securities, LLC. The 2022 Credit Agreement provides for a senior secured credit facility in an aggregate principal amount of $500 million consisting of a revolving credit facility with commitments in an aggregate principal amount of $375 million (the “2022 Revolving Credit Facility”) and a term loan facility with commitments in an aggregate amount of $125 million (the “2022 Term Loans”), with an accordion option to increase the revolving commitments by $100 million.

The 2022 Term Loans bear interest at a rate per annum equal to, at our option, either (i) SOFR plus a margin based on our Total Leverage Ratio (as defined in the 2022 Credit Agreement) or (ii) the Base Rate (as defined in the 2022 Credit Agreement) plus a margin based on our Total Leverage Ratio. The margin ranges between 0.875% and 2.5% for base rate loans and between 1.875% and 3.5% for SOFR loans. We will pay a commitment fee based on the average daily unused portion of the commitments under the 2022 Revolving Credit Facility, a letter of credit fee equal to the margin then in effect with respect to the SOFR loans under the 2022 Revolving Credit Facility, a fronting fee and any customary documentary and processing charges for any letter of credit issued under the 2022 Credit Agreement. The 2022 Term Loans are subject to quarterly amortization payments and will mature on January 12, 2027.

The 2022 Credit Agreement contains customary affirmative and negative covenants, including reporting requirements and restrictions, subject to various exceptions, on the incurrence of additional indebtedness, the creation of liens, the making of acquisitions and investments, the disposal of assets and the making of restricted payments. Additionally, the 2022 Credit Agreement includes financial covenants, which provide that (i) beginning December 31, 2021, as of the last day of a fiscal quarter, the Total Leverage Ratio shall not exceed 3.5 to 1.0 and (ii) beginning December 31, 2021, as of the last day of a fiscal quarter, the interest coverage ratio shall not be less than 4.0 to 1.0. As of March 31, 2022, we were in compliance with all applicable covenants. The 2022 Credit Agreement also contains customary events of default, which could result in acceleration of amounts due thereunder. Such events of default include, subject to the grace periods specified therein, our failure to pay principal or interest when due, our failure to satisfy or comply with covenants, a change of control, the imposition of certain judgments and the invalidation of liens we have granted. The Company has an outstanding balance on the 2022 Credit Agreement of approximately $123.4 million at March 31, 2022.

Cash Flows

The following table presents information regarding our cash flows, cash, cash equivalents and restricted cash for the periods indicated:

	Three months ended March 31,
(in thousands)	2022	2021
Cash flow from operating activities	$25,422	$14,657
Cash flow used in investing activities	(9,357)	(9,445)
Cash flow from financing activities	5,945	—
Net change in cash, cash equivalents and restricted cash	22,010	5,212
Cash, cash equivalents and restricted cash at beginning of period	89,707	81,619
Cash, cash equivalents and restricted cash at end of period	$111,717	$86,831

Cash Flows from Operating Activities

Cash flows provided by operating activities increased by $10.8 million from $14.7 million in the three months ended March 31, 2021 to $25.4 million in the three months ended March 31, 2022, primarily due to a $15.3 million decrease in income tax receivable, net, and a $1.5 million decrease in prepaid expenses and other assets. The increase was partially offset by a $5.9 million decrease in accrued liabilities related to timing of payments.

Cash Used in Investing Activities

Cash used in investing activities decreased by $0.1 million from $9.4 million in the three months ended March 31, 2021 to $9.4 million in the three months ended March 31, 2022. The decrease was primarily related to timing of employee withdrawals in the Company's deferred compensation plan.

Cash Flows from Financing Activities

Cash provided by financing activities increased by $5.9 million from $0.0 million in the three months ended March 31, 2021 to $5.9 million in the three months ended March 31, 2022 primarily due to $122.5 million in proceeds from the Company's term loan, partially offset by $115.0 million in the settlement of the Company's revolving credit facility, and $1.6 million in principal payments related to the outstanding term loan.

Contractual Obligations

On March 16, 2022, the Company recognized purchase commitments of $17.7 million. There have been no other material changes to our contractual obligations and commitments as of March 31, 2022 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Off-Balance Sheet Arrangements

As of March 31, 2022, we had no off-balance sheet arrangements.

JOBS Act Accounting Election

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued after the enactment of the JOBS Act until those standards apply to private companies. We have elected to use this extended transition period under the JOBS Act.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of consolidated financial statements in accordance with U.S. GAAP requires certain estimates, assumptions and judgments to be made that may affect our consolidated financial statements. Our accounting policies that have significant impact on our results are described more fully in our Annual Report on Form 10-K for the year ended December 31, 2021 and in Note 2 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The accounting policies discussed therein are those that we consider to be the most critical. We consider an accounting policy to be critical if the policy is subject to a material level of judgment and if changes in those judgments are reasonably likely to materially impact our results.

Recently Issued Accounting Pronouncements

See Note 2 to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Our exposure to market risk is directly related to revenue from fees earned based upon a percentage of assets on our platform. In the three months ended March 31, 2022, 95.8% of our total revenue, was based on the market value of assets on our platform and were recurring in nature. We expect this percentage to vary over time. A 1% decrease in the aggregate value of assets on the platform at the beginning of the period for the three months ended March 31, 2022 would have caused our total revenue to decline by 1%, and would have caused our pre-tax income to decline by 3%, or $1.0 million, assuming we did not initiate additional expense measures in response to a market decline.

We manage market risk exposure through diversifying our revenue streams including subscription-based revenue and spread-based revenue. In addition, we bill platform fees in advance of each quarter, providing visibility into near-term revenue stemming from market volatility and provides us time to adjust forward-looking spend if necessary.

Interest Rate Risk

Changes in interest rates will impact our spread-based revenue. As of March 31, 2022, client cash assets participating in the insured cash deposit program at ATC totaled $3.1 billion. A change in short-term interest rates of 100 basis points at the beginning of the period for the three months ended March 31, 2022 would result in an increase or decrease in income before income taxes of approximately $31 million on an annual basis (based on total client cash assets at December 31, 2021) and subject to any changes to interest credited to the end-investor). Actual impacts may vary depending on interest rate levels and the significance of change.

Additionally, changes to interest rate will impact the cost of our borrowing under the 2022 Credit Agreement, which bears interest at a rate per annum equal to, at our option, either (i) SOFR plus a margin based on our Total Leverage Ratio (as defined in the 2022 Credit Agreement) or (ii) the Base Rate (as defined in the 2022 Credit Agreement) plus a margin based on our Total Leverage Ratio. The margin will range between 0.875% and 2.5% for base rate loans and between 1.875% and 3.5% for SOFR loans. We will pay a commitment fee based on the average daily unused portion of the commitments under the 2022 Revolving Credit Facility, a letter of credit fee equal to the margin then in effect with respect to the SOFR loans under the 2022 Revolving Credit Facility, a fronting fee and any customary documentary and processing charges for any letter of credit issued under the 2022 Credit Agreement. An increase of 100 basis points in the interest rate under the 2022 Credit Agreement would result in a decrease in income before income taxes of approximately $1.2 million on an annual basis (based on the outstanding term loan balance as of March 31, 2022).

We believe that increases in spread-based fees would offset the exposure of our outstanding debt to increases in interest rates.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective, at the reasonable assurance level.

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

•	lowering of interest rates, which has a direct and proportionate impact on our spread-based revenue;
•	significant fluctuations in securities prices affecting the value of assets on our platform, including, as a result of public health concerns or epidemics such as the COVID-19 pandemic;
•	negative public perception and reputation of the financial services industry, which could reduce demand for our investment solutions and services;
•	unanticipated acceleration of client investment preferences to lower-fee options;
•	downward pressure on fees we charge our investor clients, which would reduce our revenue;
•	changes in laws or regulations that could impact our ability to offer investment solutions and services;
•	failure to obtain new clients or retain existing clients on our platform, or changes in the mix of clients on our platform;
•	failure by our financial adviser clients to obtain new investor clients or retain their existing investor clients;
•	failure to adequately protect our proprietary technology and intellectual property rights;
•	reduction in the suite of investment solutions and services made available by third-party providers to existing clients;
•	reduction in fee percentage or total fees for future periods, which may have a delayed impact on our results given that our asset-based fees are billed to advisers in advance of each quarter;
•	changes in our pricing policies or the pricing policies of our competitors to which we have to adapt; or
•	general domestic and international economic and political conditions that may decrease investor demand for financial advisers or investment services.

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

We derive a significant portion of our revenue from asset-based fees. Individual advisers or their clients may seek to negotiate lower asset-based fees. In particular, recent trends in the broker-dealer industry towards zero-commission trading may make self-directed brokerage services comparatively less expensive and, therefore, more attractive to investors as compared to investment advisory services, which could prompt our investment adviser clients to attempt to renegotiate the fees they pay to us. In addition, clients may elect to use products that generate lower revenue, which may result in lower total fees being paid to us. For example, in the past, one of our broker-dealer clients decided to limit access to certain of our retail share class strategies, resulting in a partial shift to lower-revenue products on our platform. If other broker-dealer clients similarly limit access to certain of our strategies such that advisers shift to our lower-revenue products, we may be required to shift our service offering towards lower-revenue products, which would lead to a decline in asset-based revenue. In addition, clients may choose to invest in lower cost products on our platform or otherwise negotiate changes in pricing for these products, which would negatively impact our revenue and net income. Further, as competition among financial advisers increases, financial advisers may be required to lower the fees they charge to their end investors, which could cause them to seek lower fee options on our platform or to more aggressively negotiate the fees we charge. Any reduction in asset-based fees could persist beyond the near term given the recurring quarterly nature of our asset-based fee arrangements. Any of these factors could result in a fluctuation or decline in our asset-based revenue, which would have a material adverse effect on our results of operations, financial condition or business

Investors may redeem or withdraw their investment assets generally at any time. Significant changes in investing patterns or large-scale withdrawal of investment funds could have a material adverse effect on our results of operations, financial condition or business.

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

Asset-based revenue makes up a significant portion of our revenue, representing 95.8% and 97.3% of our total revenue for the three months ended March 31, 2022 and 2021, respectively. In addition, given our fee-based model, we expect that asset-based revenue will continue to account for a significant percentage of our total revenue in the future. Significant fluctuations in securities prices has and will materially affect the value of the assets managed by our clients, and any decrease in the value of assets managed by our clients would negatively impact our asset-based revenue. Spread-based revenue accounted for 1.3% and 2.2% of our total revenue for the three months ended March 31, 2022 and 2021, respectively. Fluctuations in interest rates have and future fluctuations in interest rates will have a direct impact on our spread-based revenue; in the first quarter of 2022, interest rates in the U.S. remained near zero after declining beginning in the first quarter of 2020, and our spread-based revenue similarly declined during 2020 and 2021. Changes in interest rates, inflation and other economic indicators may also influence financial adviser and investor decisions regarding whether to invest in, or maintain an investment in, one or more of our investment solutions. If such fluctuations in securities prices or decreases in interest rates were to lead to decreased investment in the securities markets, our revenue and earnings derived from asset-based and spread-based revenue could be simultaneously materially adversely affected.

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

Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, improper or unauthorized execution and processing of transactions, deficiencies in our operating systems, business disruptions and inadequacies or breaches in our internal control processes. Operational risk may also result from potential inefficiencies driven by the transition from a remote workforce during the COVID-19 pandemic to a hybrid work model in March 2022. We operate in diverse markets and are reliant on the ability of our employees and systems to process large volumes of transactions often within short time frames. In the event of a breakdown or improper operation of systems (including due to extreme market volumes or volatility or the failure or delay of systems supporting a hybrid work model), human error or improper action by employees, we could suffer financial loss, regulatory sanctions or damage to our reputation. In addition, there may be circumstances when our customers are dissatisfied with our investment solutions and services, even in the absence of an operational error. In such circumstances, we may elect to make payments or otherwise incur increased costs or lower revenue to maintain customer relationships. In any of the forgoing circumstances, our results of operations, financial condition or business could be materially adversely affected.

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

We may be subject to liability for losses that result from a breach of our or a third-party’s fiduciary duties.

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

We are reliant on our relationships with certain broker-dealers, strategists, and enterprise clients, the loss of which could adversely affect our results of operations, financial condition or business.

We maintain relationships with certain broker-dealers and investment advisers that serve clients on our platform. The loss of these relationships would likely result in a loss of adviser and investor clients. Likewise, we engage strategists who offer certain investment products on our platform. The loss of certain strategists and their investment products could cause our investor clients to leave our platform to follow such strategists and investment products to our competitors or otherwise. We also maintain direct relationships with certain enterprise customers, the loss of which could have a material impact on our business.

The engagement contracts governing our relationships with broker-dealers, investment advisers and strategists are terminable by either us or the broker-dealer, investment adviser or strategist, as applicable, upon short-notice with or without cause. Further, broker-dealers and investment advisers may substantially reduce their use of our platform without terminating their agreements with us. Loss of our investor and enterprise clients, whether due to termination of a significant number of engagement contracts or otherwise, may have a material adverse effect on our financial condition and result in harm to our results of operations, financial condition, or business.

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

We may not be able to generate sufficient cash to service our indebtedness and may be forced to take other actions to satisfy our obligations under our 2022 Credit Agreement, which may not be successful.

As of March 31, 2022, we had total indebtedness of $123.4 million. Our ability to make scheduled payments on or to refinance our indebtedness depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flow from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay acquisitions and capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis could harm our ability to incur additional indebtedness. In the absence of sufficient cash flows and capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our 2022 Credit Agreement (as defined in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”) currently restricts our ability to dispose of assets and our use of the proceeds from such disposition. We may not be able to consummate those dispositions, and the proceeds of any such disposition may not be adequate to meet any debt service obligations then due. Any of these circumstances could adversely affect our results of operations, financial condition or business

Restrictions in our existing and future debt agreements could limit our growth and our ability to engage in certain activities.

Our 2022 Credit Agreement contains a number of covenants that impose operating and financial restrictions on us, including restrictions on our ability to incur additional indebtedness, create liens, make acquisitions, dispose of assets and make restricted payments, among others. In addition, our 2022 Credit Agreement may require us to maintain certain financial ratios. These restrictions may also limit our ability to obtain future financings, to withstand a future downturn in our business or the economy in general, or to otherwise conduct necessary corporate activities. We may also be prevented from taking advantage of acquisitions or other business opportunities that arise because of the limitations that the restrictive covenants under our 2022 Credit Agreement impose on us. A breach of any covenant in our 2022 Credit Agreement would result in a default under the applicable agreement after any applicable grace periods. A default, if not waived, could result in acceleration of the indebtedness outstanding under the 2022 Credit Agreement and our inability to borrow thereunder. The accelerated indebtedness would become immediately due and payable. If that occurs, we may not be able to make all of the required payments or borrow on short notice sufficient funds to refinance such indebtedness. Even if new financing were available at that time, it may not be on terms that are acceptable to us.

We are a holding company and rely on dividends, distributions and other payments, advances and transfers of funds from our subsidiaries to meet our debt service and other obligations.

We have no direct operations and derive all of our cash flow from our subsidiaries. Because we conduct our operations through our subsidiaries, we depend on those entities for dividends and other payments or distributions to meet any existing or future debt service and other obligations. The deterioration of the earnings from, or other available assets of, our subsidiaries for any reason could limit or impair their ability to pay dividends or other distributions to us. In addition, SEC and the Financial Industry Regulatory Authority (“FINRA”) regulations may under certain circumstances restrict the payment of dividends by a registered broker-dealer. Compliance with this regulation may impede our ability to receive dividends from AssetMark Brokerage, LLC.

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

We store extensive amounts of personal investment and financial information for consumers, including portfolio holdings, on our systems. We could be subject to liability if we were to inappropriately disclose any personal information or if third parties were able to penetrate our network security or otherwise access or misappropriate any personally identifiable information or portfolio holdings. Any such disclosure, security incident or breach could subject us to regulatory investigations and enforcement actions, the imposition of fines or other significant penalties and significant remediation costs, as well as claims for financial loss, impersonation or other similar fraud claims, claims under data protection laws, claims for other misuses of personal information, such as unauthorized marketing or unauthorized access to personal portfolio information, or indemnity claims by our clients for fines, penalties or other assessments arising from third-party claims. Further, any real or perceived defects, errors or vulnerabilities in our security systems could harm our reputation or otherwise adversely impact our business, financial position and results of operations. While we have taken extensive precautions to protect personal information, these risks are heightened due to some of our workforce still working remotely due to the COVID-19 pandemic.

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

In connection with the products and services that we provide, we collect, use, store, transmit and otherwise process certain confidential, proprietary and sensitive information, including the personal information of end-users, third-party service providers and employees. We rely on the efficient, uninterrupted and secure operation of complex information technology systems and networks to operate our business and securely store, transmit and otherwise process such information. In the normal course of business, we also share information with our service providers and other third parties. A failure to safeguard the integrity, confidentiality, availability and authenticity of personal information, client data and our proprietary data from cyber-attacks, unauthorized access, fraudulent activity (e.g., check “kiting” or fraud, wire fraud or other dishonest acts), data breaches and other security incidents that we, our third-party service providers or our clients may experience may lead to modification, destruction, loss of availability or theft of critical and sensitive data pertaining to us, our clients or other third parties. While we have taken extensive precautions to protect such confidential, proprietary and sensitive information, including personal information, these risks are heightened due to some of our workforce still working remotely due to the COVID-19 pandemic. We have established a strategy designed to protect against threats and vulnerabilities containing preventive and detective controls including, but not limited to, firewalls, intrusion detection systems, computer forensics, vulnerability scanning, server hardening, penetration testing, anti-virus software, data leak prevention, encryption and centralized event correlation monitoring. All such protective measures, as well as additional measures that may be required to comply with rapidly evolving data privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations, have and will continue to cause us to incur substantial expenses. Failure to timely upgrade or maintain computer systems, software and networks as necessary could also make us or our third-party service providers susceptible to breaches and unauthorized access and misuse. We may be required to expend significant additional resources to modify, investigate or remediate vulnerabilities or other exposures arising from data and cybersecurity risks.

Improper access to our or our third-party service providers’ systems or databases could result in the theft, publication, deletion or modification of confidential, proprietary or sensitive information, including personal information. Any actual or perceived breach of our security systems or those of our third-party service providers may require notification under applicable data privacy regulations or contractual obligations. The accidental or unauthorized access to or disclosure, loss, destruction, disablement, corruption or encryption of, use or misuse of or modification of our, our clients’ or other third parties’ confidential, proprietary or sensitive information, including personal information, by us or our third-party service providers could result in significant fines, penalties, orders, sanctions and proceedings or actions against us by governmental bodies and other regulatory authorities, customers or third parties, which could materially and adversely affect our business, financial condition and results of operations. Any such proceeding or action, and any related indemnification obligations, could damage our reputation, force us to incur significant expenses in defense of such proceeding or action, distract our management, increase our costs of doing business or result in the imposition of financial liability.

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

Recently, the most rapid development in U.S. data privacy and security laws has been at the state level. For example, on June 28, 2018, California enacted the California Consumer Privacy Act (the “CCPA”), which took effect on January 1, 2020. The CCPA increased privacy rights for California residents and imposes obligations on companies that process their personal information, including an obligation to provide certain new disclosures to such residents. Specifically, among other things, the CCPA imposes corresponding obligations on covered businesses, relating to the access to, deletion of and sharing of personal information collected by covered businesses, including California residents’ right to access and delete their personal information, opt out of certain sharing and sales of their personal information and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action is expected to increase the likelihood of, and risks associated with, data breach litigation. The CCPA has already been amended several times, and further amendments may be enacted. Although interpretive guidance through enforcement cases brought by the California Office of the Attorney General is becoming available, even in its current form, it remains unclear how various provisions of the CCPA will be interpreted and enforced. Additionally, on November 3, 2020, California voters approved a further amendment to the CCPA, the California Privacy Rights Act (the “CPRA”), which will take effect in most material respects on January 1, 2023. The CPRA significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses related to our compliance efforts. It remains unclear how various provisions of the CCPA and CPRA will be interpreted and enforced. Numerous other states, including Virginia, Utah and Colorado, have also enacted or are in the process of enacting or considering comprehensive state-level data privacy and security laws, rules and regulations. Compliance with these state laws may require us to modify our data processing practices and policies and may increase our compliance costs and potential liability. There is also discussion in Congress of a new comprehensive federal data protection and privacy law to which we likely would be subject if it is enacted.

Additionally, in February 2022, the SEC proposed rules regarding cybersecurity which would require investment advisers, investment companies and public companies to adopt and implement formal cybersecurity policies, report significant cybersecurity incidents to the SEC and provide enhanced disclosure of cybersecurity risks and incidents to investors. The proposed rules are subject to a comment period, and the final rules adopted by the SEC may differ significantly from the proposed rules. If adopted as proposed, the rules are expected to increase the cost of operating our business and will likely require additional time and resources dedicated to reporting and compliance matters.

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

Given the complexity of operationalizing data privacy and security laws and regulations to which we are subject, the maturity level of proposed compliance frameworks and the relative lack of guidance in the interpretation of the numerous requirements of the data privacy and security laws and regulations to which we are subject, we may not be able to respond quickly or effectively to regulatory, legislative and other developments, and these changes may in turn impair our ability to offer our existing or planned products and services or increase our cost of doing business. Although we work to comply with applicable laws and regulations, industry standards, contractual obligations and other legal obligations, such laws, regulations, standards and obligations are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another. In addition, they may conflict with other requirements or legal obligations that apply to our business or the features and services that our adviser clients and their investor clients expect from our products and services. As such, we cannot assure ongoing compliance with all such laws, regulations, standards and obligations. Any failure, or perceived failure, by us to adequately address privacy and security concerns, even if unfounded, or to comply with applicable laws, regulations and standards, or with employee, client and other data privacy and data security requirements pursuant to contract and our stated privacy notice(s), could result in investigations or proceedings against us by data protection authorities, governmental entities or others, including class action privacy litigation in certain jurisdictions, which could subject us to fines, civil or criminal liability, public censure, claims for damages by customers and other affected individuals, damage to our reputation and loss of goodwill (in relation to both existing and prospective clients), or we could be required to fundamentally change our business activities and practices, which may not be possible in a commercially reasonable manner, or at all. Any or all of these consequences could have a material adverse effect on our results of operations, financial condition or business.

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

There can be no assurance that HTSC will obtain the requisite approvals if we desire to enter into any of the above transactions, and a failure to do so would restrict our ability to engage in such transactions. Furthermore, PRC regulators including the CSRC, The Shanghai Stock Exchange or The Stock Exchange of Hong Kong Limited could impose additional restrictions or approval requirements that could impact our ability to undertake certain corporate actions. We cannot guarantee that our controlling stockholder will be able to successfully or timely obtain any of the approvals needed to permit us to undertake any of the corporate actions described above, and the failure to do so may have a material adverse effect on our results of operations, financial condition or business.

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

AssetMark, Inc. (“AMI”), our wholly owned subsidiary, is registered as an “investment adviser” with the SEC under the Investment Advisers Act of 1940 (as amended, the “Advisers Act”) and is regulated thereunder. In addition, many of our investment advisory services are conducted pursuant to the nonexclusive safe harbor from the definition of an “investment company” provided under Rule 3a-4 under the Investment Company Act of 1940 (as amended, the “1940 Act”). If Rule 3a-4 were to cease to be available, or if the SEC were to modify the rule or its interpretation of how the rule is applied, our business could be adversely affected. Certain of our registered investment adviser subsidiaries provide advice to mutual fund clients. Mutual funds are registered as “investment companies” under the 1940 Act. The Advisers Act and the 1940 Act, together with related regulations and interpretations of the SEC, impose numerous obligations and restrictions on investment advisers and mutual funds, including requirements relating to the safekeeping of client funds and securities, limitations on advertising, disclosure and reporting obligations, prohibitions on fraudulent activities, restrictions on transactions between an adviser and its clients, and between a mutual fund and its advisers and affiliates, and other detailed operating requirements, as well as general fiduciary obligations.

AMI is also a commodity pool operator registered with the Commodity Futures Trading Commission (“CFTC”), and is a member of the National Futures Association (the “NFA”). As such, it is subject to regulatory requirements under the Commodity Exchange Act (the “CEA”), CFTC regulations and NFA by-laws and rules. These include disclosure and reporting requirements, restrictions on advertising, registration and licensing of certain personnel and conduct and anti-fraud requirements, among others. AMI is not registered with the CFTC as a commodity trading advisor, based on its determination that it will rely on certain exemptions from registration provided by the CEA and the rules thereunder. The CFTC has not passed upon to the validity of AMI’s determination.

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

Additionally, AssetMark Trust Company (“ATC”), our wholly owned trust company subsidiary licensed with and regulated by the Arizona Department of Insurance and Financial Institutions, is one of several custodians on our platform that offers integrated custodial, brokerage and related services to clients of our adviser clients. Further, ATC is subject to the Bank Secrecy Act (the “BSA”), as amended by the USA PATRIOT Act of 2001 (the “PATRIOT Act”), and the implementing regulations thereunder, which require financial institutions, including broker-dealers, to establish anti-money laundering compliance programs, file suspicious activity and other reports with the U.S. government and maintain certain records. Broker-dealers and mutual funds must also implement related customer identification procedures and beneficial ownership identification procedures.

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

The financial services industry faces substantial regulatory risks and litigation. Like many firms operating within the financial services industry, we are experiencing a difficult regulatory environment across our markets. Our current scale and reach as a provider to the financial services industry, the increased regulatory oversight of the financial services industry generally, the increase in new laws, rules and regulations (including shorter comment periods), ever-changing regulatory interpretations of existing laws and regulations and the retroactive imposition of new interpretations through enforcement actions have made this an increasingly challenging and costly regulatory environment in which to operate. These examinations or investigations could result in the identification of matters that may require remediation activities or enforcement proceedings by the regulator. The direct and indirect costs of responding to these examinations, or of defending ourselves in any litigation could be significant. Additionally, actions brought against us may result in settlements, awards, injunctions, fines and penalties. The outcome of litigation or regulatory action is inherently difficult to predict and could have an adverse effect on our ability to offer some of our products and services.

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

As required by the Advisers Act, the investment advisory agreements entered into by AMI provide that an “assignment” of the agreement may not be made without the client’s consent. Under the 1940 Act, advisory agreements with registered funds provide that they terminate automatically upon “assignment” and the board of directors and the shareholders of the registered funds must approve a new agreement for advisory services to continue. Under both the Advisers Act and the 1940 Act, a change of ownership may constitute such an “assignment” if it is a change of control. For example, under certain circumstances, an assignment may be deemed to occur if a controlling block of voting securities is transferred, if any party acquires control, or, in certain circumstances, if a controlling party gives up control. Under the 1940 Act, a 25% voting interest is presumed to constitute control. HTSC, through its indirect subsidiary Huatai International Investment Holdings Limited (“HIIHL”), held a 69.1% voting interest in us as of March 31, 2022. An assignment or a change of control could be deemed to occur in the future if we, or one of our investment adviser subsidiaries, were to gain or lose a controlling person, or in other situations that may depend significantly on the facts and circumstances. In any such case we would seek to obtain the consent of our advisory clients, including any funds, to the assignment. Further, our U.S. broker-dealer subsidiary, AMB, is a member of FINRA and subject to FINRA rules, which could impede or delay a change of control. FINRA Rule 1017 generally provides that FINRA approval must be obtained in connection with any transaction resulting in a single person or entity acquiring or controlling, directly or indirectly, 25% or more of a FINRA member firm’s or its parent company’s equity. If we fail to obtain such consents or approval, our results of operations, financial condition or business could be adversely affected.

Risks Related to Ownership of Our Common Stock

Control by our principal stockholder could adversely affect our other stockholders.

HTSC, through its indirect subsidiary HIIHL, owned approximately 69.1% of our outstanding shares of common stock as of March 31, 2022, and controls our management and affairs, including determining the outcome of matters requiring stockholder approval. So long as HTSC continues to own a significant amount of the outstanding shares of our common stock, even if such amount is less than a majority, HTSC will continue to be able to strongly influence or effectively control our decisions, including matters requiring approval by our stockholders (including the election of directors and the approval of mergers or other extraordinary transactions), regardless of whether or not other stockholders believe that the transaction is in their own best interests. Such concentration of voting power could also have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company and might ultimately affect the market price of our common stock.

Further, HTSC and its affiliates engage in a broad spectrum of activities, including investments in the financial services industry in particular. In the ordinary course of their businesses, HTSC and its affiliates may engage in activities where their interests conflict with our interests or those of our stockholders. In addition, HTSC or an affiliate may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. Further, although we are a stand-alone public company, HTSC will remain our controlling stockholder and may from time to time make strategic decisions that may be different from the decisions that we would have made on our own. HTSC’s decisions with respect to us or our business may be resolved in ways that favor HTSC and therefore HTSC’s own stockholders, which may not coincide with the interests of our stockholders. Although our Audit and Risk Committee reviews and approves all proposed related party transactions, including any transactions between us and HTSC, we may not be able to resolve certain conflicts of interest, or the resolution may be less favorable to us and our stockholders.

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

Specifically, HIIHL, the holder of 50,873,799 shares of our common stock as of March 31, 2022, has the right, subject to certain exceptions and conditions, to require us to register its shares of common stock under the Securities Act and to participate in future registrations of securities by us. Registration of any of these outstanding shares of common stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the applicable registration statement. In addition, the shares of our common stock already issued to employees or reserved for future issuance under our 2019 Equity Incentive Plan will become eligible for sale in the public market once such shares are issued, subject to various vesting arrangements and Rule 144, as applicable. A total of 4,887,691 shares of common stock have been reserved for issuance under our 2019 Equity Incentive Plan.

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

We are subject to the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act, as well as the corporate governance requirements of the NYSE. Expenses incurred by public companies for reporting and governance purposes have generally been increasing and may continue to increase, and these requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. To comply with our periodic reporting requirements and to maintain and improve the effectiveness of our disclosure controls and procedures, we have committed and will continue to commit significant resources, hire additional staff and provide additional management oversight. We have implemented and will continue to implement additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. Sustaining our growth will also require us to commit additional management, operational and financial resources to identify new professionals to join our Company and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our results of operations, financial condition or business.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company	S-1/A	333-232312	3.1	July 8, 2019
3.2	Amended and Restated Bylaws of the Company	8-K	001-38980	3.1	July 22, 2019
4.1	Registration Rights Agreement by and between the Company and Huatai International Investment Holdings Limited, dated as of July 17, 2019	S-1	333-232312	4.2	June 24, 2019
10.1	Amended and Restated Credit Agreement, dated as of January 12, 2022 by and among the Company, Bank of Montreal, as the Administrative Agent, the Guarantors party thereto, and the Lenders party thereto.	8-K	001-38980	10.1	January 12, 2022
10.2	Nineteenth Amendment to the CheckFree APL Master Agreement[1]					X
10.3	Fourth Amendment to Concord Office Lease					X
10.4	Amendment to Incedo Master Services Agreement[1]					X
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in Concord, California, on the day of May 9, 2022.

ASSETMARK FINANCIAL HOLDINGS, INC.

By:	/s/ Natalie Wolfsen
Natalie Wolfsen
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gary Zyla
Gary Zyla
Chief Financial Officer
(Principal Financial Officer)