Form 10-Q
period 2022-06-30
AssetMark Financial Holdings, Inc.
filed 2022-08-08
CIK 1591587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 31, 2022, the number of shares of the registrant’s common stock outstanding was 73,844,811.

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

•	We may be subject to liability for losses that result from a breach of our or a third party’s fiduciary duties.
•	We are exposed to data and cybersecurity risks that could result in data breaches, service interruptions, harm to our reputation, protracted and costly litigation or significant liability.

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

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

AssetMark Financial Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands except share data and par value)

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$116,537	$76,707
Restricted cash	13,000	13,000
Investments, at fair value	13,225	14,498
Fees and other receivables, net	12,497	9,019
Income tax receivable, net	7,630	6,276
Prepaid expenses and other current assets	13,252	14,673
Total current assets	176,141	134,173
Property, plant and equipment, net	7,916	8,015
Capitalized software, net	81,364	73,701
Other intangible assets, net	705,351	709,693
Operating lease right-of-use assets	22,576	22,469
Goodwill	437,154	436,821
Other assets	3,103	2,090
Total assets	$1,433,605	$1,386,962
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,246	$2,613
Accrued liabilities and other current liabilities	50,313	56,249
Total current liabilities	52,559	58,862
Long-term debt, net	115,203	115,000
Other long-term liabilities	15,100	16,468
Long-term portion of operating lease liabilities	28,368	28,316
Deferred income tax liabilities, net	159,257	158,930
Total long-term liabilities	317,928	318,714
Total liabilities	370,487	377,576
Stockholders’ equity:
Common stock, $0.001 par value (675,000,000 shares authorized and 73,745,114 and 73,562,717 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively)	74	74
Additional paid-in capital	935,243	929,070
Retained earnings	127,801	80,242
Total stockholders’ equity	1,063,118	1,009,386
Total liabilities and stockholders’ equity	$1,433,605	$1,386,962

The accompanying notes are an integral part of the condensed consolidated financial statements.

AssetMark Financial Holdings, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Asset-based revenue	$139,249	$124,690	$281,325	$240,503
Spread-based revenue	7,150	2,672	9,105	5,278
Subscription-based revenue	3,259	—	6,577	—
Other revenue	1,549	680	2,503	1,267
Total revenue	151,207	128,042	299,510	247,048
Operating expenses:
Asset-based expenses	40,266	35,818	81,953	71,912
Spread-based expenses	641	868	1,046	1,544
Employee compensation	39,973	39,447	80,263	106,749
General and operating expenses	22,223	16,316	44,282	33,805
Professional fees	5,494	5,018	11,227	9,278
Depreciation and amortization	7,711	9,730	15,180	19,201
Total operating expenses	116,308	107,197	233,951	242,489
Interest expense	1,488	774	2,647	1,545
Other expenses, net	78	(22)	206	(37)
Income before income taxes	33,333	20,093	62,706	3,051
Provision for income taxes	7,993	10,107	15,147	1,981
Net income	25,340	9,986	47,559	1,070
Net comprehensive income	$25,340	$9,986	$47,559	$1,070
Net income per share attributable to common stockholders:
Basic	$0.34	$0.14	$0.65	$0.02
Diluted	$0.34	$0.14	$0.65	$0.02
Weighted average number of common shares outstanding, basic	73,631,588	71,922,179	73,601,852	71,176,386
Weighted average number of common shares outstanding, diluted	73,692,278	72,155,068	73,651,172	71,231,337

The accompanying notes are an integral part of the condensed consolidated financial statements.

AssetMark Financial Holdings, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands except share data)

For the three months ended June 30, 2022 and 2021

	Common stock		Additional paid-in	Retained	Total stockholders’
	Shares	Amount	capital	earnings	equity
Balance at March 31, 2021	72,459,255	$72	$883,858	$45,655	$929,585
Net income	—	—	—	9,986	9,986
Share-based compensation	—	—	6,676	—	6,676
Issuance of common stock - vesting of restricted stock units	81,409	1	—	—	1
Balance at June 30, 2021	72,540,664	$73	$890,534	$55,641	$946,248

Balance at March 31, 2022	73,594,027	$74	$932,212	$102,461	$1,034,747
Net income	—	—	—	25,340	25,340
Share-based compensation	—	—	3,031	—	3,031
Issuance of common stock - vesting of restricted stock units	151,087	—	—	—	—
Balance at June 30, 2022	73,745,114	$74	$935,243	$127,801	$1,063,118

For the six months ended June 30, 2022 and 2021

	Common stock		Additional paid-in	Retained	Total stockholders’
	Shares	Amount	capital	earnings	equity
Balance at December 31, 2020	72,459,255	$72	$850,430	$54,571	$905,073
Net income	—	—	—	1,070	1,070
Share-based compensation	—	—	40,104	—	40,104
Issuance of common stock - vesting of restricted stock units	81,409	1	—	—	1
Balance at June 30, 2021	72,540,664	$73	$890,534	$55,641	$946,248

Balance at December 31, 2021	73,562,717	$74	$929,070	$80,242	$1,009,386
Net income	—	—	—	47,559	47,559
Share-based compensation	—	—	6,173	—	6,173
Issuance of common stock - vesting of restricted stock units	182,176	—	—	—	—
Exercise of stock options	221	—	—	—	—
Balance at June 30, 2022	73,745,114	$74	$935,243	$127,801	$1,063,118

The accompanying notes are an integral part of the condensed consolidated financial statements.

AssetMark Financial Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$47,559	$1,070
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,180	19,201
Interest	407	370
Deferred income taxes	—	226
Share-based compensation	6,173	40,104
Debt acquisition write-down	130	—
Changes in certain assets and liabilities:
Fees and other receivables, net	(3,145)	47
Receivables from related party	(333)	(43)
Prepaid expenses and other current assets	3,887	1,913
Accounts payable, accrued liabilities and other current liabilities	(13,236)	(5,220)
Income tax receivable and payable, net	(1,354)	(4,383)
Net cash provided by operating activities	55,268	53,285
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(1,780)	(1,927)
Sale of investments	361	174
Purchase of property and equipment	(1,222)	(421)
Purchase of computer software	(17,180)	(16,974)
Net cash used in investing activities	(19,821)	(19,148)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facility draw down	—	75,000
Proceeds from issuance of long-term debt, net	122,508	—
Payments on revolving credit facility	(115,000)	—
Payments on term loan	(3,125)	—
Net cash provided by financing activities	4,383	75,000
Net change in cash, cash equivalents, and restricted cash	39,830	109,137
Cash, cash equivalents, and restricted cash at beginning of period	89,707	81,619
Cash, cash equivalents, and restricted cash at end of period	$129,537	$190,756
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$16,905	$7,672
Interest paid	$1,376	$985
Non-cash operating activities:
Non-cash changes to right-of-use assets	$2,161	$(2,140)
Non-cash changes to lease liabilities	$2,161	$(2,140)

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

AssetMark Brokerage, LLC (“AMB”) is a limited-purpose broker-dealer located in Concord, California and was incorporated under the laws of the State of Delaware on September 25, 2013. AMB’s primary function is to distribute the mutual funds of the Company and to sponsor the Financial Industry Regulatory Authority licensing of those AssetMark associates who provide distribution support through promotion of the AssetMark programs and strategies that employ the Company’s mutual funds.

Voyant, Inc. (“Voyant”) is a SaaS-based financial planning, wellness and client digital engagement solutions company that was originally formed in Texas on December 29, 2005 and was converted to a Delaware corporation on November 21, 2008.

Note 2. Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation have been included. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ended December 31, 2022 or any future period. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and related notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Estimates and assumptions about future events and their effects on the Company cannot be determined with certainty and therefore require the exercise of judgment. The Company is not aware of any specific events or circumstances that would require the Company to update its estimates, assumptions or judgments or revise the carrying value of its assets or liabilities. The Company will update the estimates and assumptions underlying the condensed consolidated financial statements in future periods as events and circumstances develop.

Geographic Sources of Revenue

Revenues attributable to customers outside of the United States totaled $3,632 and $7,163 in the three months and six months ended June 30, 2022, respectively. There were no revenues attributable to customers outside of the United States for the three months and six months ended June 30, 2021.

Recent Accounting Pronouncements – Not Yet Adopted

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

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30, 2022	December 31, 2021
Prepaid expenses	$8,057	$9,355
Operating lease right-of-use assets	4,199	4,198
Other	996	1,120
Total	$13,252	$14,673

Note 4. Business Combinations

Acquisition of Voyant, Inc.

On July 1, 2021, the Company completed its acquisition of Voyant, Inc. The Company used the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. During the three months ended June 30, 2022, the company finalized its acquisition accounting, resulting in an adjustment to goodwill of $333.

Acquisition of Adhesion Wealth Advisor Solutions, Inc.

On June 13, 2022, the Company entered into an agreement to acquire Adhesion Wealth Advisor Solutions, Inc. The transaction is subject to customary closing conditions, including regulatory approval.

Note 5. Goodwill and Other Intangible Assets

Goodwill

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company’s goodwill balance was $437,154 and $436,821 as of June 30, 2022 and December 31, 2021, respectively. The Company performed an annual test for goodwill impairment in December for the years ended December 31, 2021 and 2020 and determined that goodwill was not impaired. The Company performed a qualitative analysis of factors and determined that goodwill was not impaired as of June 30, 2022.

Other Intangible Assets

Information regarding the Company’s intangible assets is as follows:

June 30, 2022	Gross carrying amount	Accumulated amortization	Net carrying amount	Estimated remaining useful life
Indefinite-lived intangible assets:
Broker-dealer relationships	$570,480	$—	$570,480
Voyant enterprise distribution channel customer relationships	32,100	—	32,100
Definite-lived intangible assets:
Trade names	45,830	(12,985)	32,845	14 years
Broker-dealer license	11,550	(3,273)	8,277	14 years
ATC regulatory status	23,300	(6,602)	16,698	14 years
Voyant non-enterprise distribution channel customer relationships	9,500	(679)	8,821	13 years
GFPC adviser relationships	14,250	(3,266)	10,984	11 years
OBS adviser and trust relationships	9,500	(1,754)	7,746	10 years
Voyant trade name	3,200	(291)	2,909	10 years
Voyant technology	16,000	(1,778)	14,222	8 years
Voyant non-compete agreement	400	(131)	269	2 years
Total	$736,110	$(30,759)	$705,351

December 31, 2021	Gross carrying amount	Accumulated amortization	Net carrying amount	Estimated remaining useful life
Indefinite-lived intangible assets:
Broker-dealer relationships	$570,480	$—	$570,480
Voyant enterprise distribution channel customer relationships	32,100	—	32,100
Definite-lived intangible assets:
Trade names	45,830	(11,839)	33,991	15 years
Broker-dealer license	11,550	(2,984)	8,566	15 years
ATC regulatory status	23,300	(6,019)	17,281	15 years
Voyant non-enterprise distribution channel customer relationships	9,500	(339)	9,161	14 years
GFPC adviser relationships	14,250	(2,757)	11,493	11 years
OBS adviser and trust relationships	9,500	(1,378)	8,122	11 years
Voyant trade name	3,200	(145)	3,055	11 years
Voyant technology	16,000	(889)	15,111	9 years
Voyant non-compete agreement	400	(67)	333	3 years
Total	$736,110	$(26,417)	$709,693

The weighted average estimated remaining useful life was 12.5 years for definite-lived intangible assets as of June 30, 2022. Amortization expense for definite-lived intangible assets was $2,171 and $1,451 for the three months ended June 30, 2022 and 2021, respectively and $4,342 and $2,901 for the six months ended June 30, 2022 and 2021, respectively. The Company performed an annual test for intangible assets impairment in December for the years ended December 31, 2021 and 2020 and determined that intangible assets were not impaired. The Company performed a qualitative analysis of factors and determined that intangible assets were not impaired as of June 30, 2022.

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Estimated amortization expense for definite‑lived intangible assets for future years is as follows:

Remainder of 2022	$4,342
2023	8,684
2024	8,617
2025	8,551
2026	8,551
2027 and thereafter	64,026
Total	$102,771

Note 6. Accrued Liabilities and Other Current Liabilities

The following table shows the breakdown of accrued liabilities and other current liabilities:

	June 30, 2022	December 31, 2021
Accrued bonus	$11,106	$20,718
Current portion of long-term debt, net	6,117	—
Compensation and benefits payable	5,216	7,182
Current portion of operating lease liabilities	4,039	4,223
Reserve for uncertain tax positions	3,695	3,695
Asset-based payables	2,044	1,709
Other accrued expenses	18,096	18,722
Total	$50,313	$56,249

Note 7. Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

	June 30, 2022	December 31, 2021
Deferred compensation plan liability	$13,123	$14,379
Contractor liability	1,531	1,602
Other	446	487
Total	$15,100	$16,468

Note 8. Fair Value Measurements

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value in the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, based on the three-tier fair value hierarchy:

	June 30, 2022
	Fair Value	Level I	Level II	Level III
Assets:
Equity securities investments(1)	$102	$102	$—	$—
Assets to fund deferred compensation liability(2)	13,123	13,123	—	—
Total assets	$13,225	$13,225	$—	$—
Liabilities:
Deferred compensation liability(3)	$13,123	$13,123	$—	$—
Total liabilities	$13,123	$13,123	$—	$—

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2021
	Fair Value	Level I	Level II	Level III
Assets:
Equity securities investments(1)	$119	$119	$—	$—
Assets to fund deferred compensation liability(2)	14,379	14,379	—	—
Total assets	$14,498	$14,498	$—	$—
Liabilities:
Deferred compensation liability(3)	$14,379	$14,379	$—	$—
Total liabilities	$14,379	$14,379	$—	$—

(1)

The fair values of the Company’s assets consisting of investment funds that invest in listed equity securities are based on the month-end quoted market prices for the net asset value of the various funds, which mature on a daily basis.

(2)

The deferred compensation asset fair value is based on the month-end quoted market prices for the net asset value of the various investment funds. The Company recognized unrealized (loss) gains of $(1,725), $(2,675) and $1,690 related to this asset within the statements of comprehensive income for the three and six months ended June 30, 2022, and for the year ended December 31, 2021, respectively.

(3)

The deferred compensation liability is included in other non-current liabilities in the condensed consolidated balance sheets and its fair market value is based on the month-end market prices for the net asset value of the various funds in the Company’s Rabbi trust that the participants have selected. The Company recognized other (income) expenses of $(1,725), $(2,675) and $1,690 related to this liability within the statements of comprehensive income for the three and six months ended June 30, 2022, and for the year ended December 31, 2021, respectively.

Note 9. Asset-Based Expenses

Asset-based expenses incurred by the Company relating to the generation of asset-based revenues are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Strategist and manager fees	$35,650	$31,171	$72,117	$59,990
Premier broker-dealer fees	1,675	1,718	3,783	5,600
Custody fees	1,816	1,625	3,579	3,434
Fund advisory fees	1,125	1,080	2,213	2,158
Marketing allowance	—	224	261	729
Other	—	—	—	1
Total	$40,266	$35,818	$81,953	$71,912

Note 10. Debt

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

Interest expense was $1,488 and $774 for the three months ended June 30, 2022 and 2021, respectively, and $2,647 and $1,545 for the six months ended June 30, 2022 and 2021, respectively.

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

The majority of the Company's leases are for corporate facilities that contain terms for renewal and extension of the lease agreement. The exercise of lease renewal options is generally at the Company’s sole discretion. The Company includes the lease extensions when it is reasonably certain the Company will exercise the extension. Several of the Company's leases are subject to periodic rent adjustments that are not tied to an index or specific interest rate. The Company uses an estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components.

The Company has elected to use the practical expedient to exclude the non-lease component from the lease for all asset classes. Operating lease costs of $1,316 and $1,241, and related variable lease costs of $165 and $149, were recorded in general and operating expenses for the three months ended June 30, 2022 and 2021, respectively. Operating lease costs of $2,627 and $2,544, and related variable lease costs of $343 and $346, were recorded in general and operating expenses for the six months ended June 30, 2022 and 2021, respectively. The Company’s leases had a weighted-average lease term of 6.2 years and 6.8 years, and used a weighted-average discount rate of 4.34% and 3.65% as of June 30, 2022 and 2021, respectively. The Company paid $1,404 and $1,299 for amounts included in the measurement of lease liabilities for the three months ended June 30, 2022 and 2021, respectively, and $2,867 and $2,600 for the six months ended June 30, 2022 and 2021, respectively.

Future minimum lease payments under non-cancellable leases, as of June 30, 2022, were as follows:

Remainder of 2022	$2,807
2023	5,940
2024	6,339
2025	6,151
2026	5,662
2027 and thereafter	10,883
Total future minimum lease payments	37,782
Less: imputed interest	(5,375)
Total operating lease liabilities	$32,407

Note 12. Share-Based Compensation

On July 3, 2019, the Company’s Board of Directors adopted, and the Company’s sole stockholder approved, the 2019 Equity Incentive Plan (the “2019 Equity Incentive Plan”), which became effective on July 17, 2019, the date of effectiveness of the Company’s initial public offering (“IPO”) registration statement on Form S-1. As of June 30, 2022, 651,665 shares were available for issuance under the 2019 Equity Incentive Plan.

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Restricted Stock Awards

Immediately following the pricing of the IPO, the Company issued an aggregate number of restricted stock awards (“RSAs”) equal to 6,309,049 shares of the Company’s common stock to the Company’s officers, certain sales employees and independent director of the board.

Subject to the recipient’s continued employment through the vesting date, 50% of these RSAs vested in three (3) equal installments on the third, fourth and fifth anniversaries of November 18, 2016, and 50% vested subject to the recipient’s continued employment through February 1, 2021 and the satisfaction of a performance-based vesting condition. The performance condition for these RSAs was deemed to have been satisfied in connection with the IPO. In the event that the vesting conditions were not satisfied for any portion of an award, the shares covered by such RSAs transferred automatically to the Company. On November 18, 2021, the last installment of outstanding unvested RSAs vested.

Share-based compensation expense related to the RSAs was $0 and $4,396 for the three months ended June 30, 2022 and 2021, respectively, and $0 and $34,970 for the six months ended June 30, 2022 and 2021, respectively.

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

Share-based compensation expense related to the stock options was $229 and $397 for the three months ended June 30, 2022 and 2021, respectively, and $606 and $1,630 for the six months ended June 30, 2022 and 2021, respectively.

Restricted Stock Units

Periodically, the Company issues restricted stock units (“RSUs”) to officers, certain employees and independent directors of the board under the 2019 Equity Incentive Plan. Each of these RSUs is scheduled to vest in substantially equal installments on each of the first four anniversaries of their grant date. During the first six months of 2022, the Company issued 438,835 RSUs in aggregate to its officers, certain employees and independent directors of the board. Most of these RSUs are scheduled to vest in substantially equal installments on each of the first four anniversaries of the date of grant.

Share-based compensation expense related to the RSUs was $1,761 and $1,232 for the three months ended June 30, 2022 and 2021, respectively, and $3,529 and $2,103 for the six months ended June 30, 2022 and 2021, respectively.

Stock Appreciation Rights

Periodically, the Company issues stock appreciation rights (“SARs”) to certain officers with respect to shares of the Company’s common stock under the 2019 Equity Incentive Plan. Each SAR has a strike price equal to the fair market value of the Company’s common stock on the date of grant and is scheduled to vest and become exercisable in substantially equal installments on each of the first four anniversaries of their grant date, subject to the recipient’s continued employment through the vesting date, and have a ten-year contractual term. Upon exercise, each of these SARs will be settled in shares of the Company’s common stock with a value equal to the excess, if any, of the fair market value of the Company’s common stock measured on the exercise date over the strike price. During the first six months of 2022, the Company issued 1,030,037 SARs to certain officers.

Share-based compensation expense related to SARs was $1,041 and $651 for the three months ended June 30, 2022 and 2021, respectively, and $2,038 and $1,401 for the six months ended June 30, 2022 and 2021, respectively.

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

The Company’s effective tax rate was 24.0% and 50.3% for the three months ended June 30, 2022 and 2021, respectively, and 24.2% and 64.9% for the six months ended June 30, 2022 and 2021, respectively. These changes were primarily due to changes in the relative amounts of the Company’s share-based compensation and income before taxes across periods.

Note 15. Related Party Transactions

As of June 30, 2022 and December 31, 2021, the Company had a receivable due from Huatai Securities Co., Ltd. (“HTSC”) of $568 and $234, respectively, which represents the cash paid by the Company on behalf of HTSC for certain professional services rendered to HTSC related to IFRS audit fees required for HTSC’s consolidated audit.

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

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income per share attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income attributable to common stockholders	$25,340	$9,986	$47,559	$1,070

Weighted average number of shares of common stock used in computing net income per share attributable to common stockholders, basic	73,631,588	71,922,179	73,601,852	71,176,386
Net income per share attributable to common stockholders, basic	$0.34	$0.14	$0.65	$0.02

Weighted average shares used in computing net income per share attributable to common stockholders, basic	73,631,588	71,922,179	73,601,852	71,176,386
Effect of dilutive shares:
Unvested RSAs	—	136,903	—	—
Unvested RSUs	60,690	95,986	49,320	54,951
Diluted number of weighted-average shares outstanding	73,692,278	72,155,068	73,651,172	71,231,337
Net income per share attributable to common stockholders, diluted	$0.34	$0.14	$0.65	$0.02

The following securities were not included in the computation of diluted shares because such securities did not have a dilutive effect.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	803,306	900,271	803,306	900,271
SARs	2,659,388	1,726,313	2,659,388	1,726,313
RSUs	769,095	200,471	406,897	200,471
RSAs	—	—	—	646,884
Total	4,231,789	2,827,055	3,869,591	3,473,939

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

Business Highlights

•	In June 2022, we entered into an agreement to acquire Adhesion Wealth Advisor Solutions, Inc. a leading provider of wealth management technology solutions to RIAs, RIA enterprises and asset managers.

Financial Highlights

•

Total revenue for the quarter ended June 30, 2022 was $151.2 million, up $23.2 million, or 18.1%, from $128.0 million for the quarter ended June 30, 2021. Asset-based revenue for the quarter ended June 30, 2022 was $139.2 million, up $14.6 million, or 11.7%, from $124.7 million for the quarter ended June 30, 2021. Spread-based revenue for the quarter ended June 30, 2022 was $7.2 million, up $4.5 million, or 167.6%, from $2.7 million for the quarter ended June 30, 2021.

•	Net income for the quarter ended June 30, 2022 was $25.3 million, or $0.34 per share, from $10.0 million, or $0.14 per share, for the quarter ended June 30, 2021.
•

Adjusted net income for the quarter ended June 30, 2022 was $32.4 million, compared to $26.6 million for the quarter ended June 30, 2021. For a reconciliation of net income, the most directly comparable GAAP financial measure, to adjusted net income, see the section titled “—Key Operating Metrics—Non-GAAP Financial Metrics—Adjusted Net Income.”

•

Adjusted EBITDA for the quarter ended June 30, 2022 was $49.6 million, compared to $40.0 million for the quarter ended June 30, 2021. For a reconciliation of net income, the most directly comparable GAAP financial measure, to adjusted EBITDA, see the section titled “—Key Operating Metrics—Non-GAAP Financial Metrics—Adjusted EBITDA.”

Asset and Adviser Growth Trends

•	Platform assets were $82.1 billion as of June 30, 2022, down 2.9% from $84.6 billion as of June 30, 2021.
•	We had 2,663 engaged advisers on our platform as of June 30, 2022, down 1.0% from 2,691 as of June 30, 2021.

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

Technology Development

We invested $37.6 million in the development of our technology and our dedicated technology team during the six months ended June 30, 2022. We intend to continue to invest in our technology platform to address the needs of financial advisers and their investors. Our revenue growth will depend, in part, on our ability to continue to launch new offerings and deliver solutions to financial advisers efficiently. While these investments may delay or reduce our profitability, we believe they will enable us to grow our revenue meaningfully in the long term.

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

Acquisitions

Our success in pursuing and executing strategic transactions may impact our assets and revenue. From 2014 to 2020, we acquired the platform assets of four firms, which collectively added $9.4 billion in platform assets. In 2021, we acquired Voyant, a leading global provider of SaaS-based financial planning and client digital engagement solutions. In June 2022, we entered into an agreement to acquire Adhesion Wealth Advisor Solutions, Inc. We expect to continue to selectively seek acquisitions that will enhance our scale, operating leverage and capabilities to further deepen our offering to advisers and investors.

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

Key metrics for the three and six months ended June 30, 2022 and 2021 include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operational metrics:
Platform assets (at period-beginning) (millions of dollars)	$90,818	$78,880	$93,487	$74,520
Net flows (millions of dollars)	1,363	2,228	3,498	4,155
Market impact net of fees (millions of dollars)	(10,054)	3,487	(14,858)	5,919
Platform assets (at period-end) (millions of dollars)	$82,127	$84,594	$82,127	$84,594
Net flows lift (% of beginning-of-year platform assets)	1.5%	3.0%	3.7%	5.6%
Advisers (at period-end)	8,688	8,496	8,688	8,496
Engaged advisers (at period-end)	2,663	2,691	2,663	2,691
Assets from engaged advisers (at period-end) (millions of dollars)	$74,994	$77,352	$74,994	$77,352
Households (at period-end)	220,172	196,474	220,172	196,474
New producing advisers	193	201	388	395
Production lift from existing advisers (annualized %)	17.4%	26.6%	18.1%	24.2%
Assets in custody at ATC (at period-end) (millions of dollars)	$63,055	$63,394	$63,055	$63,394
ATC client cash (at period-end) (millions of dollars)	$3,700	$2,590	$3,700	$2,590
Financial metrics:
Total revenue (millions of dollars)	$151.2	$128.0	$299.5	$247.0
Net income (millions of dollars)	$25.3	$10.0	$47.6	$1.1
Net income margin (%)	16.8%	7.8%	15.9%	0.4%
Capital expenditure (millions of dollars)	$10.0	$9.2	$18.4	$17.4
Non-GAAP financial metrics:
Adjusted EBITDA (millions of dollars)	$49.6	$40.0	$94.1	$74.1
Adjusted EBITDA margin (%)	32.8%	31.3%	31.4%	30.0%
Adjusted net income (millions of dollars)	$32.4	$26.6	$61.2	$48.7

Platform Assets

We believe that the amount of assets on our platform is an important indicator of the strength and growth of our business, our increased customer footprint and the market acceptance of our platform. We define platform assets as all assets on the AssetMark platform, whether these are assets for which we provide advisory services, referred to as regulatory assets under management (“AUM”), or non-advisory assets under administration, assets held in cash accounts or otherwise not managed (collectively, “Other Assets”). There is generally no material economic difference to our financial results whether assets are considered AUM or Other Assets. We view our platform assets as reflective of our revenue growth and potential for future growth. We had platform assets of $82,127 million and $84,594 million as of June 30, 2022 and 2021, respectively. Our regulatory AUM totaled $52,877 million and $54,117 million as of June 30, 2022 and 2021, respectively. We intend to continue growing our platform assets with enhancements to our technology, services and investment solutions. We expect the growth in our platform assets will remain a significant indicator of our business momentum and results of operations as existing advisers and new advisers realize the benefits of our platform. Our platform assets in any period may continue to fluctuate as a result of several factors, including our adviser satisfaction with the functionality, features, performance or pricing of our offering, overall fluctuations in the securities markets and other factors, a number of which are beyond our control.

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

Assets in Custody at ATC (at Period-End)

Assets in custody at ATC represents platform assets that are in custody at AssetMark Trust Company.

ATC Client Cash (at Period-End)

In general, all accounts with ATC are required to have cash at a minimum level ranging from of 1.5% to 5% of invested assets. In addition to this minimum amount, strategists and advisers have the discretion to hold additional invested assets in cash. We refer to the aggregate amount of cash held at ATC as ATC client cash. As of June 30, 2022 and 2021, ATC client cash accounted for 5.9% and 4.1%, respectively, of the total assets in custody at ATC. As of June 30, 2022 and 2021, 100% of the ATC client cash was placed with the ATC-insured cash deposit program and was the primary source of spread-based revenue for our business.

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

Set forth below is a reconciliation from net income and net income margin, the most directly comparable GAAP financial measures, to adjusted EBITDA and adjusted EBITDA margin for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Three Months Ended June 30,
(in thousands except for percentages)	2022	2021	2022	2021
Net income	$25,340	$9,986	16.8%	7.8%
Provision for income taxes	7,993	10,107	5.3%	7.9%
Interest income	(227)	(73)	(0.2)%	(0.1)%
Interest expense	1,488	774	1.0%	0.6%
Depreciation and amortization	7,711	9,730	5.1%	7.6%
EBITDA	$42,305	$30,524	28.0%	23.8%
Share-based compensation(1)	3,031	6,676	2.0%	5.2%
Reorganization and integration costs(2)	3,313	1,283	2.2%	1.0%
Acquisition expenses(3)	799	1,471	0.5%	1.2%
Business continuity plan(4)	105	61	0.1%	0.1%
Office closures(5)	—	46	—	—
Other expense, net	78	(22)	0.1%	—
Adjusted EBITDA	$49,631	$40,039	32.9%	31.3%

	Six Months Ended June 30,		Six Months Ended June 30,
(in thousands except for percentages)	2022	2021	2022	2021
Net income	$47,559	$1,070	15.9%	0.4%
Provision for income taxes	15,147	1,981	5.1%	0.8%
Interest income	(258)	(98)	(0.1)%	—
Interest expense	2,647	1,545	0.9%	0.6%
Amortization/depreciation	15,180	19,201	5.1%	7.8%
EBITDA	$80,275	$23,699	26.9%	9.6%
Share-based compensation(1)	6,173	40,104	2.1%	16.2%
Reorganization and integration costs(2)	6,319	5,779	2.1%	2.3%
Acquisition expenses(3)	934	4,288	0.3%	1.7%
Business continuity plan(4)	220	132	0.1%	0.1%
Office closures(5)	—	167	—	0.1%
Other expenses	206	(37)	0.1%	—
Adjusted EBITDA	$94,127	$74,132	31.6%	30.0%

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
(4)

“Business continuity plan” includes incremental compensation and other costs that are directly related to a transition to a primarily remote workforce in 2021 and transition to a hybrid workforce in 2022, and other costs due to the COVID-19 pandemic.

(5)	“Office closures” represents one-time expenses related to closing facilities.

Set forth below is a summary of the adjustments involved in the reconciliation from net income and net income margin, the most directly comparable GAAP financial measures, to adjusted EBITDA and adjusted EBITDA margin for the three and six months ended June 30, 2022 and 2021, broken out by compensation and non-compensation expenses.

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
(in thousands)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Share-based compensation(1)	$3,031	$—	$3,031	$6,676	$—	$6,676
Reorganization and integration costs(2)	1,209	2,104	3,313	726	557	1,283
Acquisition expenses(3)	—	799	799	509	962	1,471
Business continuity plan(4)	(2)	107	105	12	49	61
Office closures(5)	—	—	—	—	46	46
Other expenses, net	—	78	78	—	(22)	(22)
Total adjustments to adjusted EBITDA	$4,238	$3,088	$7,326	$7,923	$1,592	$9,515

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
(in percentages)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Share-based compensation(1)	2.0%	—	2.0%	5.2%	—	5.2%
Reorganization and integration costs(2)	0.8%	1.4%	2.2%	0.6%	0.4%	1.0%
Acquisition expenses(3)	—	0.5%	0.5%	0.4%	0.7%	1.1%
Business continuity plan(4)	—	0.1%	0.1%	—	—	—
Office closures(5)	—	—	—	—	—	—
Other expenses, net	—	0.1%	0.1%	—	—	—
Total adjustments to adjusted EBITDA margin %	2.8%	2.1%	4.9%	6.2%	1.1%	7.3%

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
(in thousands)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Share-based compensation(1)	$6,173	$—	$6,173	$40,104	$—	$40,104
Reorganization and integration costs(2)	1,995	4,324	6,319	2,933	2,846	5,779
Acquisition expenses(3)	—	934	934	1,225	3,063	4,288
Business continuity plan(4)	(2)	222	220	12	120	132
Office closures(5)	—	—	—	—	167	167
Other expenses	—	206	206	—	(37)	(37)
Total adjustments to adjusted EBITDA	$8,166	$5,686	$13,852	$44,274	$6,159	$50,433

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
(in percentages)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Share-based compensation(1)	2.1%	—	2.1%	16.2%	—	16.2%
Reorganization and integration costs(2)	0.7%	1.4%	2.1%	1.2%	1.2%	2.4%
Acquisition expenses(3)	—	0.3%	0.3%	0.5%	1.2%	1.7%
Business continuity plan(4)	—	0.1%	0.1%	—	—	—
Office closures(5)	—	—	—	—	0.1%	0.1%
Other expenses	—	0.1%	0.1%	—	—	—
Total adjustments to adjusted EBITDA margin %	2.8%	1.9%	4.7%	17.9%	2.5%	20.4%

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
(4)

“Business continuity plan” includes incremental compensation and other costs that are directly related to a transition to a primarily remote workforce in 2021 and transition to a hybrid workforce in 2022, and other costs due to the COVID-19 pandemic.

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

Set forth below is a reconciliation from net income, the most directly comparable GAAP financial measure, to adjusted net income for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
(in thousands)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Net income			$25,340			$9,986
Acquisition-related amortization(1)	$—	$1,729	1,729	$—	$5,108	5,108
Expense adjustments(2)	1,207	3,010	4,217	1,248	1,613	2,861
Share-based compensation	3,031	—	3,031	6,676	—	6,676
Other expenses, net	—	78	78	—	(22)	(22)
Tax effect of adjustments(3)	(996)	(973)	(1,969)	(293)	2,242	1,949
Adjusted net income	$3,242	$3,844	$32,426	$7,631	$8,941	$26,558

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
(in thousands)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Net income			$47,559			$1,070
Acquisition-related amortization(1)	$—	$3,457	3,457	$—	$10,216	10,216
Expense adjustments(2)	1,993	5,480	7,473	4,170	6,196	10,366
Share-based compensation	6,173	—	6,173	40,104	—	40,104
Other expenses, net	—	206	206	—	(37)	(37)
Tax effect of adjustments(3)	(1,919)	(1,738)	(3,657)	(980)	(12,009)	(12,989)
Adjusted net income	$6,247	$7,405	$61,211	$43,294	$4,366	$48,730

(1)	Relates to intangible assets established in connection with HTSC’s acquisition of our Company in 2016.
(2)	Consists of the adjustments to EBITDA listed in the adjusted EBITDA reconciliation table above other than share-based compensation.
(3)	Consists of the provision for income taxes under U.S. GAAP and the estimated tax impact of expense adjustments and acquisition-related amortization.

Components of Results of Operations

Revenue

Asset-Based Revenue

A majority of our revenue is derived from the fees we charge as a percentage of platform assets. We record this revenue as asset-based revenue. Our asset-based revenue varies based on the types of investment solutions and services that financial advisers utilize for their clients. Asset-based revenue accounted for approximately 92.1% and 97.4% of our total revenue for the three months ended June 30, 2022 and 2021, respectively and approximately 93.9% and 97.4% of our total revenue for the six months ended June 30, 2022 and 2021, respectively.

Spread-Based Revenue

Our spread-based revenue consists of the fees we earn on cash custodied at ATC, one of our wholly owned subsidiaries and one of several custodians offered on our platform. ATC’s program utilizes third-party banks to place and hold client cash and is paid interest-rate-sensitive fees calculated by reference to such deposits. Spread-based revenue increased in the second quarter of 2022, primarily as a result of the higher interest rate environment. We expect spread-based revenue to continue to increase, given the rising interest rate environment.

Subscription-Based Revenue

Subscription-based revenue consists of revenue recognized from subscription fee arrangements in connection with our financial planning and wealth management software solutions. We began recognizing revenue related to subscription fee arrangements as a result of the Voyant acquisition in July 2021.

Other Revenue

Other revenue primarily consists of income related to consulting revenue from Voyant and interest earned on our cash balance. Other one-time income items are reported under “Other Revenue,” as discussed elsewhere in this section. Other revenue increased in the second quarter of 2022, primarily as a result of the higher interest rate environment. We expect other revenue to increase in future periods as a result of the recent increases in interest rates in the United States.

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

Employee Compensation

Employment and compensation expenses include salaries, commissions and bonuses, non-cash share-based compensation, benefits and employer-related taxes.

General and Operating Expenses

General and operating expenses include occupancy expenses and expenses relating to trading, events, communications services, research and data services, website and systems development, marketing, legal services and travel and entertainment. We expect general and operating expenses to increase in absolute dollars in future periods as a result of increased costs associated with the anticipated loss of our emerging growth company status and significant increased legal and accounting costs related to compliance with rules and regulations implemented by the SEC and the New York Stock Exchange (the “NYSE”).

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

Interest Expense

Interest expense reflects the interest paid under the 2020 Credit Agreement and the 2022 Credit Agreement, which may fluctuate over time. We expect interest expense to increase in the short term due to the recent increases in interest rates in the United States.

Other Expense, Net

Other expense represents the expense associated with our equity security investment, along with the gains and losses from the related investments and foreign exchange fluctuations.

Results of Operations

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

The following discussion presents an analysis of our results of operations for the three months ended June 30, 2022 and 2021. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items.

	Three months ended June 30,
(in thousands)	2022	2021	$ Change	% Change
Revenue:
Asset-based revenue	$139,249	$124,690	$14,559	11.7
Spread-based revenue	7,150	2,672	4,478	167.6
Subscription-based revenue	3,259	—	3,259	*
Other revenue	1,549	680	869	127.8
Total revenue	151,207	128,042	23,165	18.1
Operating expenses:
Asset-based expenses	40,266	35,818	4,448	12.4
Spread-based expenses	641	868	(227)	(26.2)
Employee compensation	39,973	39,447	526	1.3
General and operating expenses	22,223	16,316	5,907	36.2
Professional fees	5,494	5,018	476	9.5
Depreciation and amortization	7,711	9,730	(2,019)	(20.8)
Total operating expenses	116,308	107,197	9,111	8.5
Interest expense	1,488	774	714	92.3
Other expense, net	78	(22)	100	455.1
Income before income taxes	33,333	20,093	13,240	65.9
Provision for income taxes	7,993	10,107	(2,114)	(20.9)
Net income	$25,340	$9,986	$15,354	153.8
*	Not meaningful.

Asset-Based Revenue

Asset-based revenue increased by $14.6 million, or 11.7%, from $124.7 million in the three months ended June 30, 2021 to $139.2 million in the three months ended June 30, 2022. This increase was related to increased platform fees and advisory fees of $14.6 million associated with higher billable assets at the beginning of the period.

Spread-Based Revenue

Spread-based revenue increased by $4.5 million, or 167.6%, from $2.7 million in the three months ended June 30, 2021 to $7.2 million in the three months ended June 30, 2022. This increase was primarily related to higher interest income attributed to higher cash assets and an increase in interest rates during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.

Subscription-Based Revenue

Subscription-based revenue increased by $3.3 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 due to our acquisition of Voyant on July 1, 2021.

Other Revenue

Other revenue increased by $0.9 million, or 127.8%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This increase was primarily related to $0.5 million in higher fees collected at ATC, and a $0.4 million increase in consulting revenue in connection with the Voyant acquisition.

Asset-Based Expenses

Asset-based expenses increased by $4.4 million, or 12.4%, from $35.8 million in the three months ended June 30, 2021 to $40.3 million in the three months ended June 30, 2022. This increase was primarily driven by an increase in asset-based fees due to increased platform assets from the prior year.

Spread-Based Expenses

Spread-based expenses decreased by $0.2 million, or 26.2%, from $0.9 million in the three months ended June 30, 2021 to $0.6 million in the three months ended June 30, 2022. The decrease was primarily driven by a one-time adjustment as a result of our change in presentation of Securities Backed Line of Credit (“SBLOC”) revenue from a gross to net form of presentation in the third quarter of 2021. The SBLOC adjustment was partially offset by higher interest credited as a result of higher interest rates.

Employee Compensation

Employee compensation increased by $0.5 million, or 1.3%, from $39.4 million in the three months ended June 30, 2021 to $40.0 million in the three months ended June 30, 2022. The increase was primarily driven by a $3.6 million increase in salaries and related expenses attributable to our ongoing growth, a $0.5 million increase in reorganization and integration costs, and a $0.5 million increase in contractor-related costs. This increase was partially offset by a $3.6 million decrease in share-based compensation related to our restricted stock awards fully vesting in November 2021, and a $0.5 million decrease in acquisition-related expenses.

General and Operating Expenses

General and operating expenses increased by $5.9 million, or 36.2%, from $16.3 million in the three months ended June 30, 2021 to $22.2 million in the three months ended June 30, 2022. This increase was primarily due to a $4.4 million increase in events and travel costs, a $0.9 million increase in software and subscription costs, a $0.8 million increase in reorganization and integration costs, a $0.5 million increase in printing-related costs, a $0.2 million increase in facilities-related costs, and a $0.2 million increase in advertisement-related costs. This increase was partially offset by a $0.8 million decrease in trading fees, and a $0.3 million decrease in acquisition costs.

Professional Fees

Professional fees increased by $0.5 million, or 9.5%, from $5.0 million in the three months ended June 30, 2021 to $5.5 million in the three months ended June 30, 2022. This increase was driven by a $0.7 million increase in professional fees associated with reorganization and integration work, a $0.2 million increase in professional fees associated with acquisitions, and a $0.1 million increase in consulting fees. This increase was partially offset by a $0.5 million decrease in audit fees.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased by $2.0 million, or 20.8%, from $9.7 million in the three months ended June 30, 2021 to $7.7 million in the three months ended June 30, 2022. The decrease was primarily related to a $4.1 million decrease in amortization expense in connection with intangible assets previously adjusted to fair value when HTSC acquired us on October 31, 2016, with definite lives ranging from 5 to 20 years. With 5 years having elapsed, certain software intangible assets have become fully amortized resulting in a decrease in amortization expense. The decrease was partially offset by a $1.3 million increase in depreciation and amortization related to assets placed into service after the second quarter of 2021, and a $0.8 million increase in amortization related to intangible assets as a result of the acquisition of Voyant.

Interest Expense

Interest expense increased by $0.7 million, or 92.3%, from $0.8 million in the three months ended June 30, 2021 to $1.5 million in the three months ended June 30, 2022. This increase can primarily be attributed to an increase in our average outstanding debt balance during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, as a direct result of executing our 2022 Credit Agreement in January 2022.

Other Expense, net

Other expense increased by $0.1 million, or 455.1%, in the three months ended June 30, 2022 primarily due to $0.1 million in remeasurement losses from transactions denominated in foreign currencies during the three months ended June 30, 2022.

Provision for Income Taxes

Provision for income taxes decreased by $2.1 million, or 20.9%, from $10.1 million in the three months ended June 30, 2021 to $8.0 million in the three months ended June 30, 2022. This decrease was primarily a result of the income tax effects of equity compensation relative to our income before income taxes.

Net Income

Net income increased by $15.4 million, or 153.8%, from $10.0 million in the three months ended June 30, 2021 to $25.3 million in the three months ended June 30, 2022.

This increase was primarily due to (i) an increase in asset-based revenue, net of asset-based expenses, of $10.1 million, (ii) a $4.7 million increase in spread-based revenue, net of spread-based expenses, (iii) a $3.3 million increase in subscription-based revenue, (iv) a $2.1 million decrease in our provision for income taxes and (v) a decrease in depreciation expense of $2.0 million.

The increase was partially offset by a $5.9 million increase in general and operating expenses, a $0.5 million increase in employee compensation, and an increase of $0.5 million in professional fees.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

The following discussion presents an analysis of our results of operations for the six months ended June 30, 2022 and 2021. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items.

	Six months ended June 30,
(in thousands)	2022	2021	$ Change	% Change
Revenue:
Asset-based revenue	$281,325	$240,503	$40,822	17.0
Spread-based revenue	9,105	5,278	3,827	72.5
Subscription-based revenue	6,577	—	6,577	*
Other revenue	2,503	1,267	1,236	97.5
Total revenue	299,510	247,048	52,462	21.2
Operating expenses:
Asset-based expenses	81,953	71,912	10,041	14.0
Spread-based expenses	1,046	1,544	(498)	(32.3)
Employee compensation	80,263	106,749	(26,486)	(24.8)
General and operating expenses	44,282	33,805	10,477	31.0
Professional fees	11,227	9,278	1,949	21.0
Depreciation and amortization	15,180	19,201	(4,021)	(20.9)
Total operating expenses	233,951	242,489	(8,538)	(3.5)
Interest expense	2,647	1,545	1,102	71.4
Other expense, net	206	(37)	243	657.1
Income before income taxes	62,706	3,051	59,655	(1,955.3)
Provision for income taxes	15,147	1,981	13,166	664.6
Net income	$47,559	$1,070	$46,489	(4,344.8)
*	Not meaningful.

Asset-Based Revenue

Asset-based revenue increased by $40.8 million, or 17.0%, from $240.5 million in the six months ended June 30, 2021 to $281.3 million in the six months ended June 30, 2022. This increase was primarily related to increased platform fees and advisory fees of $42.4 million associated with growth in platform assets, partially offset by lower custodial revenue of $1.6 million.

Spread-Based Revenue

Spread-based revenue increased by $3.8 million, or 72.5%, from $5.3 million in the six months ended June 30, 2021 to $9.1 million in the six months ended June 30, 2022. This increase was primarily related to higher interest income as a result of higher cash balances and an increase in interest rates during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.

Subscription-Based Revenue

Subscription-based revenue increased by $6.6 million from the six months ended June 30, 2021 to the six months ended June 30, 2022 due to our acquisition of Voyant on July 1, 2021.

Other Revenue

Other revenue increased by $1.2 million, or 97.5%, from $1.3 million in the six months ended June 30, 2021 to $2.5 million in the six months ended June 30, 2022. This increase was due to $0.6 million in higher fees collected at ATC as a result of higher cash balances, and an increase of a $0.6 million in consulting revenue in connection with the Voyant acquisition.

Asset-Based Expenses

Asset-based expenses increased by $10.0 million, or 14.0%, from $71.9 million in the six months ended June 30, 2021 to $82.0 million in the six months ended June 30, 2022. This increase was primarily driven by an increase in asset-based fees due to increased platform assets from the prior year.

Spread-Based Expenses

Spread-based expenses decreased by $0.5 million, or 32.3%, from $1.5 million in the six months ended June 30, 2021 to $1.0 million in the six months ended June 30, 2022. The decrease was primarily driven by a one-time adjustment as a result of our change in presentation of SBLOC revenue from gross to a net form of presentation in the third quarter of 2021.

Employee Compensation

Employee compensation decreased by $26.5 million, or 24.8%, from $106.7 million in the six months ended June 30, 2021 to $80.3 million in the six months ended June 30, 2022. This decrease was primarily driven by a $33.9 million decrease in share-based compensation, of which $20.2 million related to the departure of our former chief executive officer and accelerated restricted stock awards expense in the first quarter of 2021, and $13.7 million related to our restricted stock awards fully vesting in November 2021. The remaining decrease was driven by a $1.2 million reduction in acquisition-related expenses, and a $0.9 million decrease in reorganization and integration costs. The decrease was partially offset by a $8.6 million increase in salaries and related expenses attributable to our ongoing growth, and a $0.9 million increase in contractor-related costs.

General and Operating Expenses

General and operating expenses increased by $10.5 million, or 31.0%, from $33.8 million in the six months ended June 30, 2021 to $44.3 million in the six months ended June 30, 2022. This increase was primarily due to a $10.4 million increase in events and travel costs, a $1.7 million increase in software and subscription costs, and a $0.5 million increase in printing-related costs. This increase was partially offset by a $2.0 million decrease in acquisition costs, and a $0.1 million decrease in reorganization and integration costs.

Professional Fees

Professional fees increased by $1.9 million, or 21.0%, from $9.3 million in the six months ended June 30, 2021 to $11.2 million in the six months ended June 30, 2022. This increase was driven by a $1.6 million increase in professional fees associated with reorganization and integration work, a $0.5 million increase in consulting fees, and a $0.4 million increase in general professional fees. This increase was partially offset by a $0.5 million decrease in audit-related fees, and a $0.1 million decrease in professional fees associated with acquisitions.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased by $4.0 million, or 20.9%, from $19.2 million in the six months ended June 30, 2021 to $15.2 million in the six months ended June 30, 2022. The decrease was primarily related to a $8.2 million decrease in amortization expense in connection with intangible assets previously adjusted to fair value when HTSC acquired us on October 31, 2016, with definite lives ranging from 5 to 20 years. With 5 years having elapsed, certain software intangible assets have become fully amortized resulting in a decrease in amortization expense. The decrease was partially offset by a $2.7 million increase in depreciation and amortization related to assets placed into service after the second quarter of 2021, and a $1.5 million increase in amortization related to intangible assets as a result of the acquisition of Voyant.

Interest Expense

Interest expense increased by $1.1 million, or 71.4%, from $1.5 million in the six months ended June 30, 2021 to $2.6 million in the six months ended June 30, 2022. This increase can primarily be attributed to an increase in our average outstanding debt balance as a result of executing our 2022 Credit Agreement in January 2022, and higher interest rates during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.

Other Expense, net

Other expense increased by $0.2 million, or 657.1%, in the six months ended June 30, 2022 primarily due to a $0.1 million partial extinguishment of deferred debt modification expense related to our 2020 Credit Facility in connection with the amendment executed on January 12, 2022 and $0.1 million in remeasurement losses from transactions denominated in foreign currencies during the six months ended June 30, 2022.

Provision for Income Taxes

Provision for income taxes increased by $13.2 million, or 664.6%, from $2.0 million in the six months ended June 30, 2021 to $15.1 million in the six months ended June 30, 2022. This increase was primarily a result of the income tax effects of equity compensation relative to our income before income taxes.

Net Income

Net income increased by $46.5 million, or 4,344.8%, from $1.1 million in the six months ended June 30, 2021 to $47.6 million in the six months ended June 30, 2022.

This increase was primarily due to (i) an increase in asset-based revenue, net of asset-based expenses, of $30.8 million, (ii) a decrease of $26.5 million in employee compensation costs, (iii) a $6.6 million increase in subscription-based revenue, (iv) a $4.3 million increase in spread-based revenue, net of spread-based expenses, and (v) a decrease of $4.0 million in depreciation and amortization expense.

The increases were partially offset by a $13.2 million increase in our provision for income taxes, and a $10.5 million increase in general and operating expenses.

Liquidity and Capital Resources

Liquidity

Since 2016, our operations have been financed primarily through cash flows from operations. In November of 2018, we also established a credit facility consisting of a $250.0 million term loan and a $20.0 million revolving credit facility with Credit Suisse AG, Cayman Islands Branch (“Credit Suisse”). In December of 2020, we entered into the 2020 Revolving Credit Facility with Bank of Montreal and repaid the credit facility established in 2018, and in January of 2022 we amended the 2020 Credit Agreement. As of June 30, 2022, we had cash and cash equivalents of $116.5 million, and restricted cash of $13.0 million. Our material cash requirements primarily comprise operating lease obligations, purchase obligations and interest payments with respect to the 2022 Term Loans. We expect that our cash and liquidity needs will continue to be met by cash generated by our ongoing operations along with our 2022 Credit Revolving Facility over the next twelve months, as well as beyond the next twelve months. To the extent that existing cash, cash from operations and our 2022 Revolving Credit Facility are not sufficient to fund our future operations, we may need to raise additional funds through public or private equity or additional debt financing. In addition, we may opportunistically seek to raise additional capital to fund our continued growth. To the extent that we are unsuccessful in additional debt or equity financings, our plans for continued growth may be curtailed.

2020 Revolving Credit Facility

On December 30, 2020, we entered into a credit agreement with Bank of Montreal, as administrative agent; Bank of Montreal, JP Morgan Chase, N.A, US Bank National Association and Wells Fargo Bank, National Association as joint lead arrangers and joint bookrunners; our existing and future wholly owned material domestic subsidiaries as guarantors; and the several banks, financial institutions, institutional investors and other entities from time to time party thereto as lenders and letter of credit issuers.

The 2020 Credit Agreement provided a new senior secured credit facility in an aggregate principal amount of $250.0 million, consisting of a revolving credit facility with commitments in an aggregate principal amount of $250.0 million (the “2020 Revolving Credit Facility” and the loans thereunder, the “2020 Revolving Loans”), with an accordion option of up to $25.0 million.

2022 Credit Agreement

On January 12, 2022, we amended the 2020 Credit Agreement with Bank of Montreal to, among other things, add a term loan facility (as amended and restated, the “2022 Credit Agreement”). Joint lead arrangers and joint bookrunners for the 2022 Credit Agreement are BMO Capital Markets Corp., JPMorgan Chase Bank, N.A., Truist Securities, Inc., U.S. Bank National Association and Wells Fargo Securities, LLC. The 2022 Credit Agreement provides for a senior secured credit facility in an aggregate principal amount of $500.0 million consisting of a revolving credit facility with commitments in an aggregate principal amount of $375.0 million (the “2022 Revolving Credit Facility”) and a term loan facility with commitments in an aggregate amount of $125.0 million (the “2022 Term Loans”), with an accordion option to increase the revolving commitments by $100.0 million.

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

The 2022 Credit Agreement contains customary affirmative and negative covenants, including reporting requirements and restrictions, subject to various exceptions, on the incurrence of additional indebtedness, the creation of liens, the making of acquisitions and investments, the disposal of assets and the making of restricted payments. Additionally, the 2022 Credit Agreement includes financial covenants, which provide that (i) beginning December 31, 2021, as of the last day of a fiscal quarter, the Total Leverage Ratio shall not exceed 3.5 to 1.0 and (ii) beginning December 31, 2021, as of the last day of a fiscal quarter, the interest coverage ratio shall not be less than 4.0 to 1.0. As of June 30, 2022, we were in compliance with all applicable covenants. The 2022 Credit Agreement also contains customary events of default, which could result in acceleration of amounts due thereunder. Such events of default include, subject to the grace periods specified therein, our failure to pay principal or interest when due, our failure to satisfy or comply with covenants, a change of control, the imposition of certain judgments and the invalidation of liens we have granted. We had an outstanding balance under the 2022 Credit Agreement of $121.9 million as of June 30, 2022.

Cash Flows

The following table presents information regarding our cash flows, cash, cash equivalents and restricted cash for the periods indicated:

	Six months ended June 30,
(in thousands)	2022	2021
Cash provided by operating activities	$55,268	$53,285
Cash used in investing activities	(19,821)	(19,148)
Cash provided by financing activities	4,383	75,000
Net change in cash, cash equivalents and restricted cash	39,830	109,137
Cash, cash equivalents and restricted cash at beginning of period	89,707	81,619
Cash, cash equivalents and restricted cash at end of period	$129,537	$190,756

Cash Provided by Operating Activities

Cash flows provided by operating activities increased by $2.0 million from $53.3 million in the six months ended June 30, 2021 to $55.3 million in the six months ended June 30, 2022 primarily due to a $3.0 million decrease in income tax receivable and payable, net, and a $2.0 million decrease in prepaid expenses and other current assets. The increase was partially offset by a $8.0 million decrease in accounts payable, accrued liabilities and and other current liabilities related to timing of payments.

Cash Used in Investing Activities

Cash used in investing activities increased by $0.7 million from $19.1 million in the six months ended June 30, 2021 to $19.8 million in the six months ended June 30, 2022. The change was primarily related to purchases of fixed assets and captalized software.

Cash Provided by Financing Activities

Cash provided by financing activities decreased by $70.6 million from $75.0 million in the six months ended June 30, 2021 to $4.4 million in the six months ended June 30, 2022, primarily due to our draw down on the 2020 Revolving Credit Facility in the six months ended June 30, 2021.

Contractual Obligations

During the three months ended June 30, 2022, we recognized additional purchase obligations of $3.5 million and operating lease obligations of $2.1 million. There have been no other material changes to our contractual obligations and commitments as of June 30, 2022 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Off-Balance Sheet Arrangements

As of June 30, 2022, we had no off-balance sheet arrangements.

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

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires certain estimates, assumptions and judgments to be made that may affect our condensed consolidated financial statements. Our accounting policies that have significant impact on our results are described more fully in our Annual Report on Form 10-K for the year ended December 31, 2021 and in Note 2 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The accounting policies discussed therein are those that we consider to be the most critical. We consider an accounting policy to be critical if the policy is subject to a material level of judgment and if changes in those judgments are reasonably likely to materially impact our results.

Recently Issued Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Our exposure to market risk is directly related to revenue from fees earned based upon a percentage of assets on our platform. In the six months ended June 30, 2022, 94.8% of our total revenue, was based on the market value of assets on our platform and were recurring in nature. We expect this percentage to vary over time. A 1% decrease in the aggregate value of assets on the platform at the beginning of the period for the six months ended June 30, 2022 would have caused our total revenue to decline by 1%, and would have caused our pre-tax income to decline by 3%, or $2.0 million, assuming we did not initiate additional expense measures in response to a market decline.

We manage market risk exposure through diversifying our revenue streams including subscription-based revenue and spread-based revenue. In addition, we bill platform fees in advance of each quarter, providing visibility into near-term revenue and affording us time to adjust forward-looking spend if necessary.

Interest Rate Risk

Changes in interest rates will impact our spread-based revenue. As of June 30, 2022, client cash assets participating in the insured cash deposit program at ATC totaled $3.7 billion. A change in short-term interest rates of 100 basis points at the beginning of the period for the six months ended June 30, 2022 would result in an increase or decrease in income before income taxes of approximately $29.3 million on an annual basis (based on total client cash assets at December 31, 2021) and subject to any changes to interest credited to the end-investor). Actual impacts may vary depending on interest rate levels and the significance of change.

Additionally, changes to interest rates will impact the cost of our borrowing under the 2022 Credit Agreement, which bears interest at a rate per annum equal to, at our option, either (i) SOFR plus a margin based on our Total Leverage Ratio (as defined in the 2022 Credit Agreement) or (ii) the Base Rate (as defined in the 2022 Credit Agreement) plus a margin based on our Total Leverage Ratio. The margin will range between 0.875% and 2.5% for base rate loans and between 1.875% and 3.5% for SOFR loans. We will pay a commitment fee based on the average daily unused portion of the commitments under the 2022 Revolving Credit Facility, a letter of credit fee equal to the margin then in effect with respect to the SOFR loans under the 2022 Revolving Credit Facility, a fronting fee and any customary documentary and processing charges for any letter of credit issued under the 2022 Credit Agreement. An increase of 100 basis points in the interest rate under the 2022 Credit Agreement would result in a decrease in income before income taxes of approximately $1.2 million on an annual basis (based on the outstanding balance under the 2022 Credit Agreement as of June 30, 2022).

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective, at the reasonable assurance level.

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

•	fluctuations in interest rates, which have a direct and proportionate impact on our spread-based revenue;
•	significant fluctuations in securities prices affecting the value of assets on our platform, including, as a result of public health concerns or epidemics such as the COVID-19 pandemic;
•	negative public perception and reputation of the financial services industry, which could reduce demand for our investment solutions and services;
•	unanticipated acceleration of client investment preferences to lower-fee options;
•	downward pressure on fees we charge our investor clients, which would reduce our revenue;
•	changes in laws or regulations that could impact our ability to offer investment solutions and services;
•	failure to obtain new clients or retain existing clients on our platform, or changes in the mix of clients on our platform;
•	failure by our financial adviser clients to obtain new investor clients or retain their existing investor clients;
•	failure to adequately protect our proprietary technology and intellectual property rights;
•	reduction in the suite of investment solutions and services made available by third-party providers to existing clients;
•	reduction in fee percentage or total fees for future periods, which may have a delayed impact on our results given that our asset-based fees are billed to advisers in advance of each quarter;
•	changes in our pricing policies or the pricing policies of our competitors to which we have to adapt; or
•	general domestic and international economic and political conditions that may decrease investor demand for financial advisers or investment services.

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

We derive a significant portion of our revenue from asset-based fees. Individual advisers or their clients may seek to negotiate lower asset-based fees. In particular, recent trends in the broker-dealer industry towards zero-commission trading may make self-directed brokerage services comparatively less expensive and, therefore, more attractive to investors as compared to investment advisory services, which could prompt our financial adviser clients to attempt to renegotiate the fees they pay to us. In addition, clients may elect to use products that generate lower revenue, which may result in lower total fees being paid to us. For example, in the past, one of our broker-dealer clients decided to limit access to certain of our retail share class strategies, resulting in a partial shift to lower-revenue products on our platform. If other broker-dealer clients similarly limit access to certain of our strategies such that advisers shift to our lower-revenue products, we may be required to shift our service offering towards lower-revenue products, which would lead to a decline in asset-based revenue. In addition, clients may choose to invest in lower cost products on our platform or otherwise negotiate changes in pricing for these products, which would negatively impact our revenue and net income. Further, as competition among financial advisers increases, financial advisers may be required to lower the fees they charge to their end investors, which could cause them to seek lower fee options on our platform or to more aggressively negotiate the fees we charge. Any reduction in asset-based fees could persist beyond the near term given the recurring quarterly nature of our asset-based fee arrangements. Any of these factors could result in a fluctuation or decline in our asset-based revenue, which would have a material adverse effect on our results of operations, financial condition or business.

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

Asset-based revenue makes up a significant portion of our revenue, representing 93.9% and 97.4% of our total revenue for the six months ended June 30, 2022 and 2021, respectively. In addition, given our fee-based model, we expect that asset-based revenue will continue to account for a significant percentage of our total revenue in the future. Significant fluctuations in securities prices has and will materially affect the value of the assets managed by our clients, and any decrease in the value of assets managed by our clients would negatively impact our asset-based revenue. Spread-based revenue accounted for 3.0% and 2.1% of our total revenue for the six months ended June 30, 2022 and 2021, respectively. Fluctuations in interest rates have and future fluctuations in interest rates will have a direct impact on our spread-based revenue. Changes in interest rates, inflation and other economic indicators may also influence financial adviser and investor decisions regarding whether to invest in, or maintain an investment in, one or more of our investment solutions. If such fluctuations in securities prices or interest rates were to lead to decreased investment in the securities markets, our revenue and earnings derived from asset-based and spread-based revenue could be simultaneously materially adversely affected.

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

The market for our investment solutions and services is characterized by shifting client demands, evolving market practices and, for many of our investment solutions and services, rapid technological change, including an increased use of and reliance on web and social network properties. Changing client demands (including increased reliance on technology), new market practices or new technologies can render existing investment solutions and services obsolete and unmarketable. As a result, our future success will continue to depend upon our ability to develop, enhance and market investment solutions and services that address the future needs of our target markets and respond to technological and market changes. We may not be able to accurately estimate the impact of new investment solutions and services on our business or how their benefits will be perceived by our clients. Further, we may not be successful in developing, introducing and marketing our new investment solutions or services or enhancements on a timely and cost effective basis, or at all, our financial adviser clients may not allow certain investment solutions and services to be marketed through them, and any new investment solutions and services and enhancements may not adequately meet the requirements of the marketplace or achieve market acceptance. In addition, clients may delay purchases in anticipation of new investment solutions or services or enhancements. Any of these factors could materially adversely affect our results of operations, financial condition or business.

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

We have made a significant investment in our infrastructure, and our operations are dependent on our ability to protect the continuity of our infrastructure against damage from catastrophe or natural disaster, breach of security, cyber-attack, loss of power, telecommunications failure, or other natural or man-made events, including regional or global health events such as the COVID-19 pandemic. Such a catastrophic event could have a direct negative impact on us by adversely affecting financial advisers, our employees or facilities and our ability to serve clients using an entirely remote or hybrid workforce, or an indirect impact on us by adversely affecting the financial markets or the overall economy. While we have implemented business continuity and disaster recovery plans and maintain business interruption insurance, it is impossible to fully anticipate and protect against all potential catastrophes, in particular those affecting a dispersed remote workforce. If our business continuity and disaster recovery plans and procedures were disrupted, inadequate or unsuccessful in the event of a catastrophe, we could experience a material adverse interruption of our operations. We serve financial advisers and their clients using third-party data centers and cloud services. While we have electronic access to the infrastructure and components of our platform that are hosted by third parties, we do not control the operation of these facilities. Consequently, we may be subject to service disruptions as well as failures to provide adequate support for reasons that are outside of our direct control. These data centers and cloud services are vulnerable to damage or interruption from a variety of sources, including earthquakes, floods, fires, power loss, system failures, cyber-attacks, physical or electronic break-ins, human error or interference (including by employees, former employees or contractors), and other catastrophic events, including regional or global health events such as the COVID-19 pandemic. Our data centers may also be subject to local administrative actions, changes to legal or permitting requirements and litigation to stop, limit or delay operations. Despite precautions taken at these facilities, such as disaster recovery and business continuity arrangements, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in interruptions or delays in our services, impede our ability to scale our operations or have other adverse impacts upon our business.

We are reliant on our relationships with certain broker-dealers, strategists and enterprise clients, the loss of which could adversely affect our results of operations, financial condition or business.

We maintain relationships with certain broker-dealers and financial advisers that serve clients on our platform. The loss of these relationships would likely result in a loss of adviser and investor clients. Likewise, we engage strategists who offer certain investment products on our platform. The loss of certain strategists and their investment products could cause our investor clients to leave our platform to follow such strategists and investment products to our competitors or otherwise. We also maintain direct relationships with certain enterprise customers, the loss of which could have a material impact on our business.

Further, the engagement contracts governing our relationships with broker-dealers, financial advisers and strategists are terminable by either us or the broker-dealer, financial adviser or strategist, as applicable, upon short-notice with or without cause. Further, broker-dealers and financial advisers may substantially reduce their use of our platform without terminating their agreements with us. Loss of our investor and enterprise clients, whether due to termination of a significant number of engagement contracts or otherwise, may have a material adverse effect on our financial condition and result in harm to our results of operations, financial condition, or business.

We are dependent on third-party service providers in our operations.

We utilize numerous third-party service providers in our operations, including for the development of new product offerings, the provision of custodial, strategy and other services and the maintenance of our proprietary systems. A failure by a third-party service provider could expose us to an inability to provide contractual services to our clients in a timely manner. Additionally, if a third-party service provider is unable to provide these services, we may incur significant costs to either internalize some of these services or find a suitable alternative. We serve as the financial adviser for several of the products offered through our investment management programs and utilize the services of investment sub-advisers to manage many of these assets. A failure in the performance of our due diligence processes and controls related to the supervision and oversight of these firms in detecting and addressing conflicts of interest, fraudulent activity, data breaches and cyber-attacks, noncompliance with relevant securities and other laws could cause us to suffer financial loss, regulatory sanctions or damage to our reputation.

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

We are vulnerable to reputational harm because we and our financial adviser clients operate in an industry in which personal relationships, integrity and the confidence of clients are of critical importance. Our executive officers and employees, as well as the executive officers and employees at our financial adviser clients or our third-party service providers, could engage in misconduct that adversely affects our business. For example, if a member of management or an employee were to engage in illegal or suspicious activities, we or our financial adviser clients could be subject to regulatory sanctions and we could suffer serious harm to our reputation (as a consequence of the negative perception resulting from such activities), our financial position or financial advisers’ client relationships and ability to attract new clients. In addition, certain of our third-party providers may engage in illegal activities, or may be accused of engaging in such activities, which could result in disruptions to our platform or solutions, subject us to liability, fines, penalties, regulatory orders or reputational harm or require us to be involved in regulatory investigations. Specifically, we have in the past been and may in the future be made aware of SEC investigations involving the actions of third-party financial advisers (or their employees) on our platform, which could cause us to experience any of the aforementioned consequences.

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

As of June 30, 2022, we had total indebtedness of $121.9 million. Our ability to make scheduled payments on or to refinance our indebtedness depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flow from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay acquisitions and capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis could harm our ability to incur additional indebtedness. In the absence of sufficient cash flows and capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our 2022 Credit Agreement (as defined in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”) currently restricts our ability to dispose of assets and our use of the proceeds from such disposition. We may not be able to consummate those dispositions, and the proceeds of any such disposition may not be adequate to meet any debt service obligations then due. Any of these circumstances could adversely affect our results of operations, financial condition or business.

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

We have adopted policies and procedures to identify, monitor and manage our operational risk. These policies and procedures, however, may not be fully effective. Some of our risk evaluation methods depend upon information provided by others and public information regarding markets, clients or other matters that are otherwise accessible by us. If our policies and procedures are not fully effective or we are not successful in capturing all risks to which we are or may be exposed, we may suffer harm to our reputation or be subject to litigation or regulatory actions that could have a material adverse effect on our results of operations, financial condition or business.

Risks Related to Intellectual Property, Data Privacy and Cybersecurity

We could face liability related to our storage of personal information about our users.

We store extensive amounts of personal investment and financial information for consumers, including portfolio holdings, on our systems. We could be subject to liability if we were to inappropriately disclose any personal information or if third parties were able to penetrate our network security or otherwise access or misappropriate any personally identifiable information or portfolio holdings. Any such disclosure, security incident or breach could subject us to regulatory investigations and enforcement actions, the imposition of fines or other significant penalties and significant remediation costs, as well as claims for financial loss, impersonation or other similar fraud claims, claims under data protection laws, claims for other misuses of personal information, such as unauthorized marketing or unauthorized access to personal portfolio information, or indemnity claims by our clients for fines, penalties or other assessments arising from third-party claims. Further, any real or perceived defects, errors or vulnerabilities in our security systems could harm our reputation or otherwise adversely impact our results of operations, financial condition or business. While we have taken extensive precautions to protect personal information, these risks and threats are heightened due to some of our workforce working remotely.

We could face liability for certain information we provide, including information based on data we obtain from other parties.

We may be subject to claims for securities law violations, negligence, breach of fiduciary duties or other claims relating to the information we provide. For example, individuals may take legal action against us if they rely on information we have provided and it contains an error. In addition, we could be subject to claims based upon content that is accessible from our website through links to other websites. Moreover, we could face liability based on inaccurate information provided to us by others. Defending any such claims could be expensive and time-consuming, and any such claim could materially adversely affect our results of operations, financial condition or business.

We are exposed to data and cybersecurity risks that could result in data breaches, service interruptions, harm to our reputation, protracted and costly litigation or significant liability.

In connection with the products and services that we provide, we collect, use, store, transmit and otherwise process certain confidential, proprietary and sensitive information, including the personal information of end-users, third-party service providers and employees. We rely on the efficient, uninterrupted and secure operation of complex information technology systems and networks to operate our business and securely store, transmit and otherwise process such information. In the normal course of business, we also share information with our service providers and other third parties. A failure to safeguard the integrity, confidentiality, availability and authenticity of personal information, client data and our proprietary data from cyber-attacks, unauthorized access, fraudulent activity (e.g., check “kiting” or fraud, wire fraud or other dishonest acts), data breaches and other security incidents that we, our third-party service providers or our clients may experience may lead to modification, destruction, loss of availability or theft of critical and sensitive data pertaining to us, our clients or other third parties. While we have taken extensive precautions to protect such confidential, proprietary and sensitive information, including personal information, these risks and threats are heightened due to some of our workforce working remotely. We have established a strategy designed to protect against threats and vulnerabilities containing preventive and detective controls including, but not limited to, firewalls, intrusion detection systems, computer forensics, vulnerability scanning, server hardening, penetration testing, anti-virus software, data leak prevention, encryption and centralized event correlation monitoring. All such protective measures, as well as additional measures that may be required to comply with rapidly evolving data privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations, have and will continue to cause us to incur substantial expenses. Failure to timely upgrade or maintain computer systems, software and networks as necessary could also make us or our third-party service providers susceptible to breaches and unauthorized access and misuse. We may be required to expend significant additional resources to modify, investigate or remediate vulnerabilities or other exposures arising from data and cybersecurity risks.

Improper access to our or our third-party service providers’ systems or databases could result in the theft, publication, deletion or modification of confidential, proprietary or sensitive information, including personal information. Any actual or perceived breach of our security systems or those of our third-party service providers may require notification under applicable data privacy regulations or contractual obligations. The accidental or unauthorized access to or disclosure, loss, destruction, disablement, corruption or encryption of, use or misuse of or modification of our, our clients’ or other third parties’ confidential, proprietary or sensitive information, including personal information, by us or our third-party service providers could result in significant fines, penalties, orders, sanctions and proceedings or actions against us by governmental bodies and other regulatory authorities, customers or third parties, which could materially and adversely affect our results of operations, financial condition or business. Any such proceeding or action, and any related indemnification obligations, could damage our reputation, force us to incur significant expenses in defense of such proceeding or action, distract our management, increase our costs of doing business or result in the imposition of financial liability.

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

Additionally, in February 2022, the SEC proposed rules regarding cybersecurity which would require financial advisers, investment companies and public companies to adopt and implement formal cybersecurity policies, report significant cybersecurity incidents to the SEC and provide enhanced disclosure of cybersecurity risks and incidents to investors. The proposed rules are subject to a comment period, and the final rules adopted by the SEC may differ significantly from the proposed rules. If adopted as proposed, the rules are expected to increase the cost of operating our business and will likely require additional time and resources dedicated to reporting and compliance matters.

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

Internationally, many jurisdictions have established their own data security and privacy legal frameworks with which we may need to comply. For example, the European Union (the “EU”) has adopted the General Data Protection Regulation (the “GDPR”), which went into effect in May 2018 and contains numerous requirements and changes from previously existing EU law, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs. The GDPR requires data controllers to implement more stringent operational requirements for processors and controllers of personal data, including, for example, transparent and expanded disclosure to data subjects about how their personal information is to be used, limitations on retention of information, mandatory data breach notification requirements, and higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Economic Area (the “EEA”), including the United States. Fines for noncompliance with the GDPR are significant and can be up to the greater of €20 million or 4% of annual global turnover. The GDPR also provides that EU member states may introduce further conditions, including limitations, which could limit our ability to collect, use and share EU data, and could cause our compliance costs to increase, ultimately having an adverse impact on our business, and harming our results of operations, financial condition and business.

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

AssetMark, Inc. (“AMI”), our investment adviser subsidiary, is registered with the SEC under the Investment Advisers Act of 1940 (as amended, the “Advisers Act”) and is regulated thereunder. In addition, many of our investment advisory services are conducted pursuant to the nonexclusive safe harbor from the definition of an “investment company” provided under Rule 3a-4 under the Investment Company Act of 1940 (as amended, the “1940 Act”). If Rule 3a-4 were to cease to be available, or if the SEC were to modify the rule or its interpretation of how the rule is applied, our business could be adversely affected. Certain of our registered investment adviser subsidiaries provide advice to mutual fund clients. Mutual funds are registered as “investment companies” under the 1940 Act. The Advisers Act and the 1940 Act, together with related regulations and interpretations of the SEC, impose numerous obligations and restrictions on investment advisers and mutual funds, including requirements relating to the safekeeping of client funds and securities, limitations on advertising, disclosure and reporting obligations, prohibitions on fraudulent activities, restrictions on transactions between an adviser and its clients, and between a mutual fund and its advisers and affiliates, and other detailed operating requirements, as well as general fiduciary obligations.

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

Additionally, AssetMark Trust Company (“ATC”), our trust company subsidiary licensed with and regulated by the Arizona Department of Insurance and Financial Institutions, is one of several custodians on our platform that offers integrated custodial, brokerage and related services to clients of our adviser clients. Further, ATC is subject to the Bank Secrecy Act , as amended by the USA PATRIOT Act of 2001, and the implementing regulations thereunder, which require financial institutions, including broker-dealers, to establish anti-money laundering compliance programs, file suspicious activity and other reports with the U.S. government and maintain certain records. Broker-dealers and mutual funds must also implement related customer identification procedures and beneficial ownership identification procedures.

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

As required by the Advisers Act, the investment advisory agreements entered into by AMI provide that an “assignment” of the agreement may not be made without the client’s consent. Under the 1940 Act, advisory agreements with registered funds provide that they terminate automatically upon “assignment” and the board of directors and the shareholders of the registered funds must approve a new agreement for advisory services to continue. Under both the Advisers Act and the 1940 Act, a change of ownership may constitute such an “assignment” if it is a change of control. For example, under certain circumstances, an assignment may be deemed to occur if a controlling block of voting securities is transferred, if any party acquires control, or, in certain circumstances, if a controlling party gives up control. Under the 1940 Act, a 25% voting interest is presumed to constitute control. HTSC, through its indirect subsidiary Huatai International Investment Holdings Limited (“HIIHL”), held a 69.0% voting interest in us as of June 30, 2022. An assignment or a change of control could be deemed to occur in the future if we, or one of our investment adviser subsidiaries, were to gain or lose a controlling person, or in other situations that may depend significantly on the facts and circumstances. In any such case we would seek to obtain the consent of our advisory clients, including any funds, to the assignment. Further, our U.S. broker-dealer subsidiary, AMB, is a member of FINRA and subject to FINRA rules, which could impede or delay a change of control. FINRA Rule 1017 generally provides that FINRA approval must be obtained in connection with any transaction resulting in a single person or entity acquiring or controlling, directly or indirectly, 25% or more of a FINRA member firm’s or its parent company’s equity. If we fail to obtain such consents or approval, our results of operations, financial condition or business could be adversely affected.

Risks Related to Ownership of Our Common Stock

Control by our principal stockholder could adversely affect our other stockholders.

HTSC, through its indirect subsidiary HIIHL, owned approximately 69.0% of our outstanding shares of common stock as of June 30, 2022, and controls our management and affairs, including determining the outcome of matters requiring stockholder approval. So long as HTSC continues to own a significant amount of the outstanding shares of our common stock, even if such amount is less than a majority, HTSC will continue to be able to strongly influence or effectively control our decisions, including matters requiring approval by our stockholders (including the election of directors and the approval of mergers or other extraordinary transactions), regardless of whether or not other stockholders believe that the transaction is in their own best interests. Such concentration of voting power could also have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company and might ultimately affect the market price of our common stock.

Further, HTSC and its affiliates engage in a broad spectrum of activities, including investments in the financial services industry in particular. In the ordinary course of their businesses, HTSC and its affiliates may engage in activities where their interests conflict with our interests or those of our stockholders. In addition, HTSC or an affiliate may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. Further, although we are a stand-alone public company, HTSC will remain our controlling stockholder and may from time to time make strategic decisions that may be different from the decisions that we would have made on our own. HTSC’s decisions with respect to us or our business may be resolved in ways that favor HTSC and therefore HTSC’s own shareholders, which may not coincide with the interests of our stockholders. Although our Audit and Risk Committee reviews and approves all proposed related party transactions, including any transactions between us and HTSC, we may not be able to resolve certain conflicts of interest, or the resolution may be less favorable to us and our stockholders.

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

Specifically, HIIHL, the holder of 50,873,799 shares of our common stock as of June 30, 2022, has the right, subject to certain exceptions and conditions, to require us to register its shares of common stock under the Securities Act and to participate in future registrations of securities by us. Registration of any of these outstanding shares of common stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the applicable registration statement. In addition, the shares of our common stock already issued to employees or reserved for future issuance under our 2019 Equity Incentive Plan will become eligible for sale in the public market once such shares are issued, subject to various vesting arrangements and Rule 144, as applicable. A total of 4,887,691 shares of common stock have been reserved for issuance under our 2019 Equity Incentive Plan.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company	S-1/A	333-232312	3.1	July 8, 2019
3.2	Amended and Restated Bylaws of the Company	8-K	001-38980	3.1	July 22, 2019
4.1	Registration Rights Agreement by and between the Company and Huatai International Investment Holdings Limited, dated as of July 17, 2019	S-1	333-232312	4.2	June 24, 2019
10.1	Forms of Restricted Stock Unit Award Notice and Agreement					X
10.2	Form of Stock Appreciation Right Award Notice and Agreement					X
10.3	Form of Long Term Cash Incentive Award Agreement					X
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

X
32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

*        The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates them by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in Concord, California, on the day of August 8, 2022.

ASSETMARK FINANCIAL HOLDINGS, INC.

By:	/s/ Natalie Wolfsen
Natalie Wolfsen
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gary Zyla
Gary Zyla
Chief Financial Officer
(Principal Financial Officer)