Form 10-Q
period 2022-09-30
AssetMark Financial Holdings, Inc.
filed 2022-11-08
CIK 1591587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 31, 2022, the number of shares of the registrant’s common stock outstanding was 73,847,106.

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

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

AssetMark Financial Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands except share data and par value)

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$137,210	$76,707
Restricted cash	13,000	13,000
Investments, at fair value	12,919	14,498
Fees and other receivables, net	15,789	9,019
Income tax receivable, net	9,617	6,276
Prepaid expenses and other current assets	11,293	14,673
Total current assets	199,828	134,173
Property, plant and equipment, net	7,467	8,015
Capitalized software, net	85,110	73,701
Other intangible assets, net	703,180	709,693
Operating lease right-of-use assets	22,833	22,469
Goodwill	437,154	436,821
Other assets	11,633	2,090
Total assets	$1,467,205	$1,386,962
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,637	$2,613
Accrued liabilities and other current liabilities	52,118	56,249
Total current liabilities	53,755	58,862
Long-term debt, net	113,673	115,000
Other long-term liabilities	14,686	16,468
Long-term portion of operating lease liabilities	28,684	28,316
Deferred income tax liabilities, net	159,257	158,930
Total long-term liabilities	316,300	318,714
Total liabilities	370,055	377,576
Stockholders’ equity:
Common stock, $0.001 par value (675,000,000 shares authorized and 73,845,974 and 73,562,717 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively)	74	74
Additional paid-in capital	939,166	929,070
Retained earnings	157,910	80,242
Total stockholders’ equity	1,097,150	1,009,386
Total liabilities and stockholders’ equity	$1,467,205	$1,386,962

The accompanying notes are an integral part of the condensed consolidated financial statements.

AssetMark Financial Holdings, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Asset-based revenue	$128,173	$134,152	$409,498	$374,655
Spread-based revenue	21,160	1,235	30,265	6,513
Subscription-based revenue	3,126	3,172	9,703	3,172
Other revenue	2,204	1,108	4,707	2,375
Total revenue	154,663	139,667	454,173	386,715
Operating expenses:
Asset-based expenses	36,476	38,697	118,429	110,609
Spread-based expenses	2,142	(484)	3,188	1,060
Employee compensation	41,589	44,051	121,852	150,800
General and operating expenses	21,667	18,794	65,949	52,599
Professional fees	5,877	5,071	17,104	14,349
Depreciation and amortization	7,961	10,648	23,141	29,849
Total operating expenses	115,712	116,777	349,663	359,266
Interest expense	1,560	1,061	4,207	2,606
Other income (expense), net	11	(119)	(195)	(82)
Income before income taxes	37,402	21,710	100,108	24,761
Provision for income taxes	7,293	9,460	22,440	11,441
Net income	30,109	12,250	77,668	13,320
Net comprehensive income	$30,109	$12,250	$77,668	$13,320
Net income per share attributable to common stockholders:
Basic	$0.41	$0.17	$1.05	$0.19
Diluted	$0.41	$0.17	$1.05	$0.19
Weighted average number of common shares outstanding, basic	73,842,297	72,921,794	73,682,881	71,764,582
Weighted average number of common shares outstanding, diluted	73,844,689	73,566,777	73,783,858	71,940,398

The accompanying notes are an integral part of the condensed consolidated financial statements.

AssetMark Financial Holdings, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands except share data)

For the three months ended September 30, 2022 and 2021

	Common stock		Additional paid-in	Retained	Total stockholders’
	Shares	Amount	capital	earnings	equity
Balance at June 30, 2021	72,540,664	$73	$890,534	$55,641	$946,248
Net income	—	—	—	12,250	12,250
Share-based compensation	—	—	7,974	—	7,974
Issuance of common stock - vesting of restricted stock units	12,531	—	—	—	—
Common stock issued in connection with business combination	994,028	1	24,909	—	24,910
Exercise of stock options	4,252	—	94	—	94
Cancellation of unvested restricted stock awards	(2,918)	—	—	—	—
Balance at September 30, 2021	73,548,557	$74	$923,511	$67,891	$991,476

Balance at June 30, 2022	73,745,114	$74	$935,243	$127,801	$1,063,118
Net income	—	—	—	30,109	30,109
Share-based compensation	—	—	3,923	—	3,923
Issuance of common stock - vesting of restricted stock units	100,860	—	—	—	—
Balance at September 30, 2022	73,845,974	$74	$939,166	$157,910	$1,097,150

For the nine months ended September 30, 2022 and 2021

	Common stock		Additional paid-in	Retained	Total stockholders’
	Shares	Amount	capital	earnings	equity
Balance at December 31, 2020	72,459,255	$72	$850,430	$54,571	$905,073
Net income	—	—	—	13,320	13,320
Share-based compensation	—	—	48,079	—	48,079
Issuance of common stock - vesting of restricted stock units	93,940	1	(1)	—	—
Common stock issued in connection with business combination	994,028	1	24,909	—	24,910
Exercise of stock options	4,252	—	94	—	94
Cancellation of unvested restricted stock awards	(2,918)	—	—	—	—
Balance at September 30, 2021	73,548,557	$74	$923,511	$67,891	$991,476

Balance at December 31, 2021	73,562,717	$74	$929,070	$80,242	$1,009,386
Net income	—	—	—	77,668	77,668
Share-based compensation	—	—	10,096	—	10,096
Issuance of common stock - vesting of restricted stock units	283,036	—	—	—	—
Exercise of stock options	221	—	—	—	—
Balance at September 30, 2022	73,845,974	$74	$939,166	$157,910	$1,097,150

The accompanying notes are an integral part of the condensed consolidated financial statements.

AssetMark Financial Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$77,668	$13,320
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,141	29,849
Interest	607	540
Deferred income taxes	—	226
Share-based compensation	10,096	48,079
Debt acquisition cost write-down	130	—
Changes in certain assets and liabilities:
Fees and other receivables, net	(7,338)	(594)
Receivables from related party	568	(91)
Prepaid expenses and other current assets	6,732	4,866
Accounts payable, accrued liabilities and other current liabilities	(12,664)	14
Income tax receivable and payable, net	(3,341)	(2,308)
Net cash provided by operating activities	95,599	93,901
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Voyant, Inc., net of cash received	—	(124,236)
Purchase of investments	(2,211)	(2,435)
Sale of investments	384	173
Purchase of property and equipment	(1,440)	(652)
Purchase of computer software	(26,049)	(26,016)
Purchase of convertible notes receivable	(8,600)	—
Net cash used in investing activities	(37,916)	(153,166)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facility draw down	—	75,000
Proceeds from issuance of long-term debt, net	122,508	—
Proceeds from exercise of stock options	—	94
Payments on revolving credit facility	(115,000)	(35,000)
Payments on long-term debt	(4,688)	—
Net cash provided by financing activities	2,820	40,094
Net change in cash, cash equivalents, and restricted cash	60,503	(19,171)
Cash, cash equivalents, and restricted cash at beginning of period	89,707	81,619
Cash, cash equivalents, and restricted cash at end of period	$150,210	$62,448
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$26,176	$15,977
Interest paid	$2,714	$1,870
Non-cash operating and investing activities:
Non-cash changes to right-of-use assets	$3,396	$(1,176)
Non-cash changes to lease liabilities	$3,396	$(1,176)
Common stock issued in acquisition of business	$—	$24,910

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

Note 2. Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation have been included. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ended December 31, 2022 or any future period. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and related notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Geographic Sources of Revenue

Revenue attributable to customers outside of the United States totaled $3,527 and $3,514 in the three months ended September 30, 2022 and 2021, respectively, and $10,691 and $3,514 in the nine months ended September 30, 2022 and 2021, respectively.

Recent Accounting Pronouncements – Not Yet Adopted

In August 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (the “Update”). The amendments in this Update require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. The guidance is effective for the Company beginning in the fiscal year ending December 31, 2023 and will be applied prospectively upon adoption.

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2022	December 31, 2021
Prepaid expenses	$5,968	$9,355
Operating lease right-of-use assets	4,195	4,198
Other	1,130	1,120
Total	$11,293	$14,673

Note 4. Business Combinations

Acquisition of Adhesion Wealth Advisor Solutions, Inc.

On June 13, 2022, the Company entered into an agreement to acquire Adhesion Wealth Advisor Solutions, Inc. (“Adhesion Wealth”). The transaction is subject to customary closing conditions, including regulatory approval.

Note 5. Goodwill and Other Intangible Assets

Goodwill

The Company’s goodwill balance was $437,154 and $436,821 as of September 30, 2022 and December 31, 2021, respectively. The Company performed an annual test for goodwill impairment in December for the years ended December 31, 2021 and 2020 and determined that goodwill was not impaired. The Company performed a qualitative analysis of factors and determined that goodwill was not impaired as of September 30, 2022.

Other Intangible Assets

Information regarding the Company’s intangible assets is as follows:

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2022	Gross carrying amount	Accumulated amortization	Net carrying amount	Estimated remaining useful life
Indefinite-lived intangible assets:
Broker-dealer relationships	$570,480	$—	$570,480
Voyant enterprise distribution channel customer relationships	32,100	—	32,100
Definite-lived intangible assets:
Trade names	45,830	(13,558)	32,272	14 years
Broker-dealer license	11,550	(3,417)	8,133	14 years
ATC regulatory status	23,300	(6,893)	16,407	14 years
Voyant non-enterprise distribution channel customer relationships	9,500	(848)	8,652	13 years
GFPC adviser relationships	14,250	(3,520)	10,730	11 years
OBS adviser and trust relationships	9,500	(1,942)	7,558	10 years
Voyant trade name	3,200	(364)	2,836	10 years
Voyant technology	16,000	(2,222)	13,778	8 years
Voyant non-compete agreement	400	(166)	234	2 years
Total	$736,110	$(32,930)	$703,180

December 31, 2021	Gross carrying amount	Accumulated amortization	Net carrying amount	Estimated remaining useful life
Indefinite-lived intangible assets:
Broker-dealer relationships	$570,480	$—	$570,480
Voyant enterprise distribution channel customer relationships	32,100	—	32,100
Definite-lived intangible assets:
Trade names	45,830	(11,839)	33,991	15 years
Broker-dealer license	11,550	(2,984)	8,566	15 years
ATC regulatory status	23,300	(6,019)	17,281	15 years
Voyant non-enterprise distribution channel customer relationships	9,500	(339)	9,161	14 years
GFPC adviser relationships	14,250	(2,757)	11,493	11 years
OBS adviser and trust relationships	9,500	(1,378)	8,122	11 years
Voyant trade name	3,200	(145)	3,055	11 years
Voyant technology	16,000	(889)	15,111	9 years
Voyant non-compete agreement	400	(67)	333	3 years
Total	$736,110	$(26,417)	$709,693

The weighted average estimated remaining useful life was 12.3 years for definite-lived intangible assets as of September 30, 2022. Amortization expense for definite-lived intangible assets was $2,171 and $2,312 for the three months ended September 30, 2022 and 2021, respectively, and $6,513 and $5,213 for the nine months ended September 30, 2022 and 2021, respectively. The Company performed an annual test for intangible assets impairment in December for the years ended December 31, 2021 and 2020 and determined that intangible assets were not impaired. The Company performed a qualitative analysis of factors and determined that intangible assets were not impaired as of September 30, 2022.

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Estimated amortization expense for definite‑lived intangible assets for future years is as follows:

Remainder of 2022	$2,171
2023	8,684
2024	8,617
2025	8,551
2026	8,551
2027 and thereafter	64,026
Total	$100,600

Note 6. Accrued Liabilities and Other Current Liabilities

The following table shows the breakdown of accrued liabilities and other current liabilities:

	September 30, 2022	December 31, 2021
Accrued bonus	$15,079	$20,718
Current portion of long-term debt, net	6,118	—
Compensation and benefits payable	4,909	7,182
Current portion of operating lease liabilities	4,408	4,223
Reserve for uncertain tax positions	3,695	3,695
Asset-based payables	819	1,709
Other accrued expenses	17,090	18,722
Total	$52,118	$56,249

Note 7. Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

	September 30, 2022	December 31, 2021
Deferred compensation plan liability	$12,811	$14,379
Contractor liability	1,449	1,602
Other	426	487
Total	$14,686	$16,468

Note 8. Fair Value Measurements

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value in the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, based on the three-tier fair value hierarchy:

	September 30, 2022
	Fair Value	Level I	Level II	Level III
Assets:
Equity securities investments(1)	$108	$108	$—	$—
Assets to fund deferred compensation liability(2)	12,811	12,811	—	—
Convertible notes receivable(3)	8,600	—	—	8,600
Total assets	$21,519	$12,919	$—	$8,600
Liabilities:
Deferred compensation liability(4)	$12,811	12,811	$—	$—
Total liabilities	$12,811	$12,811	$—	$—

(1)

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The fair values of the Company’s assets consisting of investment funds that invest in listed equity securities are based on the month-end quoted market prices for the net asset value of the various funds, which mature on a daily basis.

(2)

The deferred compensation asset fair value is based on the month-end quoted market prices for the net asset value of the various investment funds. The Company recognized unrealized loss of $710 and $3,385 related to this asset within the statements of comprehensive income for the three and nine months ended September 30, 2022, respectively.

(3)

On August 9, 2022, the Company, as lender, entered into a loan and security agreement under which the Company agreed to purchase up to $25,000 in principal amount of convertible notes from the borrower. The notes are convertible into shares of the borrower’s common stock at the end of 2025. The convertible notes are included in other assets in the condensed consolidated balance sheets. The convertible notes contain certain Level 3 inputs related to the creditworthiness of the borrower. The Company has determined that the face value of the notes at the purchase date approximates the fair value of the notes as of September 30, 2022.

(4)

The deferred compensation liability is included in other long-term liabilities in the condensed consolidated balance sheets and its fair market value is based on the month-end market prices for the net asset value of the various funds in the Company’s Rabbi trust that the participants have selected. The Company recognized other income of $710 and $3,385 related to this liability within the statements of comprehensive income for the three and nine months ended September 30, 2022, respectively.

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

(2)

The deferred compensation asset fair value is based on the month-end quoted market prices for the net asset value of the various investment funds. The Company recognized unrealized gains of $1,690 related to this asset within the statements of comprehensive income for the year ended December 31, 2021.

(3)

The deferred compensation liability is included in other long-term liabilities in the condensed consolidated balance sheets and its fair market value is based on the month-end market prices for the net asset value of the various funds in the Company’s Rabbi trust that the participants have selected. The Company recognized other expenses of $1,690 related to this liability within the statements of comprehensive income for the year ended December 31, 2021.

Note 9. Asset-Based Expenses

Asset-based expenses incurred by the Company relating to the generation of asset-based revenues are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Strategist and manager fees	$32,437	$33,778	$104,554	$93,767
Custody fees	1,519	1,588	5,098	5,022
Premier broker-dealer fees	1,272	1,930	5,055	7,530
Fund advisory fees	1,226	1,125	3,443	3,283
Marketing allowance	—	276	257	1,005
Other	22	—	22	2
Total	$36,476	$38,697	$118,429	$110,609

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

Interest expense was $1,560 and $1,061 for the three months ended September 30, 2022 and 2021, respectively, and $4,207 and $2,606 for the nine months ended September 30, 2022 and 2021, respectively.

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

The Company has elected to use the practical expedient to exclude the non-lease component from the lease for all asset classes. Operating lease costs of $1,325 and $1,311, and related variable lease costs of $152 and $187, were recorded in general and operating expenses for the three months ended September 30, 2022 and 2021, respectively. Operating lease costs of $3,952 and $3,855, and related variable lease costs of $495 and $533, were recorded in general and operating expenses for the nine months ended September 30, 2022 and 2021, respectively. The Company’s leases had a weighted-average lease term of 6.1 years and 6.5 years, and used a weighted-average discount rate of 4.60% and 3.62% as of September 30, 2022 and 2021, respectively. The Company paid $1,434 and $1,396 for amounts included in the measurement of lease liabilities for the three months ended September 30, 2022 and 2021, respectively, and $4,301 and $3,996 for the nine months ended September 30, 2022 and 2021, respectively. The Company received a cash allowance of $541 from lessors for leasehold improvements for each of the three and nine months ended September 30, 2022, which is included within the operating activities section of the Statement of Cash Flows under accounts payable, accrued liabilities and other current liabilities.

Future minimum lease payments under non-cancellable leases, as of September 30, 2022, were as follows:

Remainder of 2022	$2,921
2023	5,326
2024	6,480
2025	6,370
2026	5,877
2027 and thereafter	11,335
Total future minimum lease payments	38,309
Less: imputed interest	(5,217)
Total operating lease liabilities	$33,092

Note 12. Share-Based Compensation

On July 3, 2019, the Company’s Board of Directors adopted, and the Company’s sole stockholder approved, the 2019 Equity Incentive Plan (the “2019 Equity Incentive Plan”), which became effective on July 17, 2019, the date of effectiveness of the

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Company’s initial public offering (“IPO”) registration statement on Form S-1. As of September 30, 2022, 682,353 shares were available for issuance under the 2019 Equity Incentive Plan.

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

Share-based compensation expense related to the RSAs was $0 and $4,503 for the three months ended September 30, 2022 and 2021, respectively, and $0 and $39,473 for the nine months ended September 30, 2022 and 2021, respectively.

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

Share-based compensation expense related to the stock options was $64 and $394 for the three months ended September 30, 2022 and 2021, respectively, and $670 and $2,024 for the nine months ended September 30, 2022 and 2021, respectively.

Restricted Stock Units

Periodically, the Company issues restricted stock units (“RSUs”) to officers, certain employees and independent directors of the board under the 2019 Equity Incentive Plan. During the first nine months of 2022, the Company issued 442,956 RSUs in aggregate to its officers, certain employees and independent directors of the board. Most of these RSUs are scheduled to vest in substantially equal installments on each of the first four anniversaries of their grant date.

Share-based compensation expense related to the RSUs was $2,321 and $2,024 for the three months ended September 30, 2022 and 2021, respectively, and $5,850 and $4,128 for the nine months ended September 30, 2022 and 2021, respectively.

Stock Appreciation Rights

 Periodically, the Company issues stock appreciation rights (“SARs”) to certain officers with respect to shares of the Company’s common stock under the 2019 Equity Incentive Plan. Each SAR has a strike price equal to the fair market value of the Company’s common stock on the date of grant and is scheduled to vest and become exercisable in substantially equal installments on each of the first four anniversaries of their grant date, subject to the recipient’s continued employment through the vesting date, and have a ten-year contractual term. Upon exercise, each of these SARs will be settled in shares of the Company’s common stock with a value equal to the excess, if any, of the fair market value of the Company’s common stock measured on the exercise date over the strike price. During the first nine months of 2022, the Company issued 1,030,037 SARs to certain officers.

Share-based compensation expense related to SARs was $1,538 and $1,053 for the three months ended September 30, 2022 and 2021, respectively, and $3,576 and $2,454 for the nine months ended September 30, 2022 and 2021, respectively.

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

The Company’s effective tax rate was 19.5% and 43.6% for the three months ended September 30, 2022 and 2021, respectively, and 22.4% and 46.2% for the nine months ended September 30, 2022 and 2021, respectively. These changes were primarily due to changes in the relative amounts of the Company’s share-based compensation and income before taxes across periods.

Note 15. Related Party Transactions

As of September 30, 2022 and December 31, 2021, the Company had a receivable due from Huatai Securities Co., Ltd. (“HTSC”) of $0 and $234, respectively, which represents the cash paid by the Company on behalf of HTSC for certain professional services.

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

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income per share attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income attributable to common stockholders	$30,109	$12,250	$77,668	$13,320

Weighted average number of shares of common stock used in computing net income per share attributable to common stockholders, basic	73,842,297	72,921,794	73,682,881	71,764,582
Net income per share attributable to common stockholders, basic	$0.41	$0.17	$1.05	$0.19

Weighted average shares used in computing net income per share attributable to common stockholders, basic	73,842,297	72,921,794	73,682,881	71,764,582
Effect of dilutive shares:
Unvested RSAs	—	414,753	—	—
Unvested RSUs	2,392	230,230	100,977	175,816
Diluted number of weighted-average shares outstanding	73,844,689	73,566,777	73,783,858	71,940,398
Net income per share attributable to common stockholders, diluted	$0.41	$0.17	$1.05	$0.19

The following securities were not included in the computation of diluted shares because such securities did not have a dilutive effect.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	803,306	889,215	803,306	889,215
SARs	2,631,761	1,702,546	2,631,761	1,702,546
RSUs	1,038,682	192,733	671,935	207,187
RSAs	—	—	—	601,594
Total	4,473,749	2,784,494	4,107,002	3,400,542

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

Financial Highlights

•

Total revenue for the quarter ended September 30, 2022 was $154.7 million, up $15.0 million, or 10.7%, from $139.7 million for the quarter ended September 30, 2021. Asset-based revenue for the quarter ended September 30, 2022 was $128.2 million, down $6.0 million, or 4.5%, from $134.2 million for the quarter ended September 30, 2021. Spread-based revenue for the quarter ended September 30, 2022 was $21.2 million, up $19.9 million, or 1,613.4%, from $1.2 million for the quarter ended September 30, 2021.

•	Net income for the quarter ended September 30, 2022 was $30.1 million, or $0.41 per share, from $12.3 million, or $0.17 per share, for the quarter ended September 30, 2021.
•

Adjusted net income for the quarter ended September 30, 2022 was $35.0 million, compared to $29.9 million for the quarter ended September 30, 2021. For a reconciliation of net income, the most directly comparable GAAP financial measure, to adjusted net income, see the section titled “—Key Operating Metrics—Non-GAAP Financial Metrics—Adjusted Net Income.”

•

Adjusted EBITDA for the quarter ended September 30, 2022 was $52.7 million, compared to $44.8 million for the quarter ended September 30, 2021. For a reconciliation of net income, the most directly comparable GAAP financial measure, to adjusted EBITDA, see the section titled “—Key Operating Metrics—Non-GAAP Financial Metrics—Adjusted EBITDA.”

Asset and Adviser Growth Trends

•	Platform assets were $79.4 billion as of September 30, 2022, down 8.6% from $86.8 billion as of September 30, 2021.
•	We had 2,601 engaged advisers on our platform as of September 30, 2022, down 5.4% from 2,749 as of September 30, 2021.

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

Technology Development

We invested $55.9 million in the development of our technology and our dedicated technology team during the nine months ended September 30, 2022. We intend to continue to invest in our technology platform to address the needs of financial advisers and their investors. Our revenue growth will depend, in part, on our ability to continue to launch new offerings and deliver solutions to financial advisers efficiently. While these investments may delay or reduce our profitability, we believe they will enable us to grow our revenue meaningfully in the long term.

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

Acquisitions

Our success in pursuing and executing strategic transactions may impact our assets and revenue. From 2014 to 2020, we acquired the platform assets of four firms, which collectively added $9.4 billion in platform assets. In 2021, we acquired Voyant, a leading global provider of SaaS-based financial planning and client digital engagement solutions. In June 2022, we entered into an agreement to acquire Adhesion Wealth. We expect to continue to selectively seek acquisitions that will enhance our scale, operating leverage and capabilities to further deepen our offering to advisers and investors.

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

Key metrics for the three and nine months ended September 30, 2022 and 2021 include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operational metrics:
Platform assets (at period-beginning) (millions of dollars)	$82,127	$84,594	$93,488	$74,520
Net flows (millions of dollars)	1,207	2,830	4,704	6,985
Market impact net of fees (millions of dollars)	(3,952)	(598)	(18,810)	5,321
Platform assets (at period-end) (millions of dollars)	$79,382	$86,826	$79,382	$86,826
Net flows lift (% of beginning-of-year platform assets)	1.3%	3.8%	5.0%	9.4%
Advisers (at period-end)	8,702	8,552	8,702	8,552
Engaged advisers (at period-end)	2,601	2,749	2,601	2,749
Assets from engaged advisers (at period-end) (millions of dollars)	$72,195	$79,667	$72,195	$79,667
Households (at period-end)	223,098	203,004	223,098	203,004
New producing advisers	159	201	547	596
Production lift from existing advisers (annualized %)	14.9%	23.7%	17.0%	24.0%
Assets in custody at ATC (at period-end) (millions of dollars)	$61,539	$65,656	$61,539	$65,656
ATC client cash (at period-end) (millions of dollars)	$3,510	$2,611	$3,510	$2,611
Financial metrics:
Total revenue (millions of dollars)	$154.7	$139.7	$454.2	$386.7
Net income (millions of dollars)	$30.1	$12.2	$77.7	$13.3
Net income margin (%)	19.5%	8.8%	17.1%	3.4%
Capital expenditure (millions of dollars)	$9.0	$9.3	$27.4	$26.7
Non-GAAP financial metrics:
Adjusted EBITDA (millions of dollars)	$52.7	$44.8	$146.8	$118.9
Adjusted EBITDA margin (%)	34.0%	32.0%	32.3%	30.7%
Adjusted net income (millions of dollars)	$35.0	$29.9	$96.2	$78.6

Platform Assets

We believe that the amount of assets on our platform is an important indicator of the strength and growth of our business, our increased customer footprint and the market acceptance of our platform. We define platform assets as all assets on the AssetMark platform, whether these are assets for which we provide advisory services, referred to as regulatory assets under management (“AUM”), or non-advisory assets under administration, assets held in cash accounts or otherwise not managed (collectively, “Other Assets”). There is generally no material economic difference to our financial results whether assets are considered AUM or Other Assets. We view our platform assets as reflective of our revenue growth and potential for future growth. We had platform assets of $79,382 million and $86,826 million as of September 30, 2022 and 2021, respectively. Our regulatory AUM totaled $51,520 million and $55,361 million as of September 30, 2022 and 2021, respectively. We intend to continue growing our platform assets with enhancements to our technology, services and investment solutions. We expect the growth in our platform assets will remain a significant indicator of our business momentum and results of operations as existing advisers and new advisers realize the benefits of our platform. Our platform assets in any period may continue to fluctuate as a result of several factors, including our adviser satisfaction with the functionality, features, performance or pricing of our offering, overall fluctuations in the securities markets and other factors, a number of which are beyond our control.

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

New Producing Advisers

New producing advisers for a given period represents the number of advisers that invested their first client assets on our platform in that period.

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

ATC Client Cash (at Period-End)

In general, all accounts with ATC are required to have cash at a minimum level ranging from of 1.5% to 2.5% of invested assets. In addition to this minimum amount, strategists and advisers have the discretion to hold additional invested assets in cash. We refer to the aggregate amount of cash held at ATC as ATC client cash. As of September 30, 2022 and 2021, ATC client cash accounted for 6% and 4%, respectively, of the total assets in custody at ATC. As of September 30, 2022 and 2021, 100% of the ATC client cash was placed with the ATC-insured cash deposit program and was the primary source of spread-based revenue for our business.

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

Set forth below is a reconciliation from net income and net income margin, the most directly comparable GAAP financial measures, to adjusted EBITDA and adjusted EBITDA margin for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Three Months Ended September 30,
(in thousands except for percentages)	2022	2021	2022	2021
Net income	$30,109	$12,250	19.5%	8.8%
Provision for income taxes	7,293	9,460	4.7%	6.8%
Interest income	(849)	(18)	(0.5)%	—
Interest expense	1,560	1,061	1.0%	0.8%
Depreciation and amortization	7,961	10,648	5.1%	7.6%
EBITDA	$46,074	$33,401	29.8%	24.0%
Share-based compensation(1)	3,923	7,974	2.5%	5.7%
Reorganization and integration costs(2)	2,281	2,315	1.5%	1.7%
Acquisition expenses(3)	379	948	0.2%	0.7%
Business continuity plan(4)	14	4	—	—
Other (income) expense, net	(11)	119	—	0.1%
Adjusted EBITDA	$52,660	$44,761	34.0%	32.2%

	Nine Months Ended September 30,		Nine Months Ended September 30,
(in thousands except for percentages)	2022	2021	2022	2021
Net income	$77,668	$13,320	17.1%	3.4%
Provision for income taxes	22,440	11,441	4.9%	3.0%
Interest income	(1,107)	(116)	(0.2)%	—
Interest expense	4,207	2,606	0.9%	0.7%
Amortization/depreciation	23,141	29,849	5.1%	7.7%
EBITDA	$126,349	$57,100	27.8%	14.8%
Share-based compensation(1)	10,096	48,079	2.2%	12.4%
Reorganization and integration costs(2)	8,600	8,094	1.9%	2.1%
Acquisition expenses(3)	1,313	5,236	0.3%	1.4%
Business continuity plan(4)	234	136	0.1%	—
Office closures(5)	—	167	—	—
Other (income) expense, net	195	82	—	—
Adjusted EBITDA	$146,787	$118,894	32.3%	30.7%

Set forth below is a summary of the adjustments involved in the reconciliation from net income and net income margin, the most directly comparable GAAP financial measures, to adjusted EBITDA and adjusted EBITDA margin for the three and nine months ended September 30, 2022 and 2021, broken out by compensation and non-compensation expenses.

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
(in thousands)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Share-based compensation(1)	$3,923	$—	$3,923	$7,974	$—	$7,974
Reorganization and integration costs(2)	829	1,452	2,281	1,484	831	2,315
Acquisition expenses(3)	(4)	383	379	178	770	948
Business continuity plan(4)	—	14	14	—	4	4
Other (income) expense, net	—	(11)	(11)	—	119	119
Total adjustments to adjusted EBITDA	$4,748	$1,838	$6,586	$9,636	$1,724	$11,360

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
(in percentages)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Share-based compensation(1)	2.5%	—	2.5%	5.7%	—	5.7%
Reorganization and integration costs(2)	0.5%	1.0%	1.5%	1.1%	0.6%	1.7%
Acquisition expenses(3)	—	0.2%	0.2%	0.1%	0.5%	0.6%
Business continuity plan(4)	—	—	—	—	—	—
Other (income) expense, net	—	—	—	—	—	—
Total adjustments to adjusted EBITDA margin %	3.0%	1.2%	4.2%	6.9%	1.1%	8.0%

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
(4)

“Business continuity plan” includes incremental compensation and other costs that are directly related to a transition to a primarily remote workforce in 2021 and a transition to a hybrid workforce in 2022, and other costs due to the COVID-19 pandemic.

(5)	“Office closures” represents one-time expenses related to closing facilities.

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
(in thousands)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Share-based compensation(1)	$10,096	$—	$10,096	$48,079	$—	$48,079
Reorganization and integration costs(2)	2,823	5,777	8,600	4,417	3,677	8,094
Acquisition expenses(3)	(4)	1,317	1,313	1,403	3,833	5,236
Business continuity plan(4)	(2)	236	234	12	124	136
Office closures(5)	—	—	—	—	167	167
Other (income) expense, net	—	195	195	—	82	82
Total adjustments to adjusted EBITDA	$12,913	$7,525	$20,438	$53,911	$7,883	$61,794

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
(in percentages)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Share-based compensation(1)	2.2%	—	2.2%	12.4%	—	12.4%
Reorganization and integration costs(2)	0.6%	1.3%	1.9%	1.1%	1.0%	2.1%
Acquisition expenses(3)	—	0.3%	0.3%	0.4%	1.0%	1.4%
Business continuity plan(4)	—	0.1%	0.1%	—	—	—
Office closures(5)	—	—	—	—	—	—
Other (income) expense, net	—	—	—	—	—	—
Total adjustments to adjusted EBITDA margin %	2.8%	1.7%	4.5%	13.9%	2.0%	15.9%

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
(4)

“Business continuity plan” includes incremental compensation and other costs that are directly related to a transition to a primarily remote workforce in 2021 and a transition to a hybrid workforce in 2022, and other costs due to the COVID-19 pandemic.

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

Set forth below is a reconciliation from net income, the most directly comparable GAAP financial measure, to adjusted net income for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
(in thousands)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Net income			$30,109			$12,250
Acquisition-related amortization(1)	$—	$1,729	1,729	$—	$5,969	5,969
Expense adjustments(2)	825	1,849	2,674	1,662	1,605	3,267
Share-based compensation	3,923	—	3,923	7,974	—	7,974
Other (income) expense, net	—	(11)	(11)	—	119	119
Tax effect of adjustments(3)	(1,116)	(2,335)	(3,451)	(391)	677	286
Adjusted net income	$3,632	$1,232	$34,973	$9,245	$8,370	$29,865

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
(in thousands)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Net income			$77,668			$13,320
Acquisition-related amortization(1)	$—	$5,186	5,186	$—	$16,185	16,185
Expense adjustments(2)	2,817	7,330	10,147	5,832	7,801	13,633
Share-based compensation	10,096	—	10,096	48,079	—	48,079
Other (income) expense, net	—	195	195	—	82	82
Tax effect of adjustments(3)	(3,035)	(4,073)	(7,108)	(1,371)	(11,331)	(12,702)
Adjusted net income	$9,878	$8,638	$96,184	$52,540	$12,737	$78,597

(1)	Relates to intangible assets established in connection with HTSC’s acquisition of our Company in 2016.
(2)	Consists of the adjustments to EBITDA listed in the adjusted EBITDA reconciliation table above other than share-based compensation.
(3)	Consists of the provision for income taxes under U.S. GAAP and the estimated tax impact of expense adjustments and acquisition-related amortization, and share-based compensation beginning in 2022.

Components of Results of Operations

Revenue

Asset-Based Revenue

A majority of our revenue is derived from the fees we charge as a percentage of platform assets. We record this revenue as asset-based revenue. Our asset-based revenue varies based on the types of investment solutions and services that financial advisers utilize for their clients. Asset-based revenue accounted for approximately 82.9% and 96.1% of our total revenue for the three months ended September 30, 2022 and 2021, and approximately 90.2% and 96.6% of our total revenue for the nine months ended September 30, 2022 and 2021, respectively.

Spread-Based Revenue

Our spread-based revenue consists of the fees we earn on cash custodied at ATC, one of our wholly owned subsidiaries and one of several custodians offered on our platform. ATC’s program utilizes third-party banks to place and hold client cash and is paid interest-rate-sensitive fees calculated by reference to such deposits. Spread-based revenue increased in the third quarter of 2022, primarily as a result of the higher interest rate environment. We expect spread-based revenue to continue to increase, given the rising interest rate environment.

Subscription-Based Revenue

Subscription-based revenue consists of revenue recognized from subscription fee arrangements in connection with our financial planning and wealth management software solutions. We began recognizing revenue related to subscription fee arrangements as a result of the Voyant acquisition in July 2021.

Other Revenue

Other revenue primarily consists of income related to consulting revenue from Voyant and interest earned on our cash balance. Other one-time income items are reported under “Other Revenue,” as discussed elsewhere in this section. Other revenue increased in the third quarter of 2022, primarily as a result of the higher interest rate environment. We expect other revenue to increase in future periods as a result of the recent increases in interest rates in the United States.

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

Other Income (Expense), Net

Other income (expense), net, represents the expense associated with our equity security investment, along with the gains and losses from the related investments and foreign exchange fluctuations.

Results of Operations

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

The following discussion presents an analysis of our results of operations for the three months ended September 30, 2022 and 2021. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items.

	Three months ended September 30,
(in thousands)	2022	2021	$ Change	% Change
Revenue:
Asset-based revenue	$128,173	$134,152	$(5,979)	(4.5)
Spread-based revenue	21,160	1,235	19,925	1,613.4
Subscription-based revenue	3,126	3,172	(46)	(1.5)
Other revenue	2,204	1,108	1,096	98.9
Total revenue	154,663	139,667	14,996	10.7
Operating expenses:
Asset-based expenses	36,476	38,697	(2,221)	(5.7)
Spread-based expenses	2,142	(484)	2,626	542.6
Employee compensation	41,589	44,051	(2,462)	(5.6)
General and operating expenses	21,667	18,794	2,873	15.3
Professional fees	5,877	5,071	806	15.9
Depreciation and amortization	7,961	10,648	(2,687)	(25.2)
Total operating expenses	115,712	116,777	(1,065)	(0.9)
Interest expense	1,560	1,061	499	47.0
Other income (expense), net	11	(119)	130	109.2
Income before income taxes	37,402	21,710	15,692	72.3
Provision for income taxes	7,293	9,460	(2,167)	(22.9)
Net income	$30,109	$12,250	$17,859	145.8

Asset-Based Revenue

Asset-based revenue decreased by $6.0 million, or 4.5%, from $134.2 million in the three months ended September 30, 2021 to $128.2 million in the three months ended September 30, 2022. This decrease was related to decreased platform fees and advisory fees of $5.4 million associated with a decrease in platform assets and a $0.6 million decrease in custodial revenue.

Spread-Based Revenue

Spread-based revenue increased by $19.9 million, or 1,613.4%, from $1.2 million in the three months ended September 30, 2021 to $21.2 million in the three months ended September 30, 2022. This increase was related to $18.8 million in higher interest income attributable to higher ATC cash balances and an increase in interest rates, and a $1.2 million increase due to a one-time adjustment as a result of our change in presentation of Securities Backed Line of Credit (“SBLOC”) revenue from gross to a net form of presentation in the third quarter of 2021.

Subscription-Based Revenue

Subscription-based revenue decreased from $3.2 million in the three months ended September 30, 2021 to $3.1 million in the three months ended September 30, 2022. This decrease was primarily driven by a weakness in foreign currencies in non-U.S. jurisdictions where we generate subscription-based revenue relative to the U.S. Dollar.

Other Revenue

Other revenue increased by $1.1 million, or 98.9%, from $1.1 million in the three months ended September 30, 2021 to $2.2 million in the three months ended September 30, 2022. This increase was primarily related to a $0.8 million increase in interest income on our cash balance, $0.2 million in higher fees collected at ATC and a $0.1 million increase in consulting revenue.

Asset-Based Expenses

Asset-based expenses decreased by $2.2 million, or 5.7%, from $38.7 million in the three months ended September 30, 2021 to $36.5 million in the three months ended September 30, 2022 primarily driven by lower asset-based fees due to decreased platform assets from the prior period.

Spread-Based Expenses

Spread-based expenses increased by $2.6 million, or 542.6%, from $(0.5) million in the three months ended September 30, 2021 to $2.1 million in the three months ended September 30, 2022. The increase was driven by $1.8 million in higher interest-credited payments to clients as a result of increased interest rates, and a $0.8 million one-time adjustment as a result of our change in presentation of SBLOC revenue from a gross to a net form of presentation in the third quarter of 2021.

Employee Compensation

Employee compensation decreased by $2.5 million, or 5.6%, from $44.1 million in the three months ended September 30, 2021 to $41.6 million in the three months ended September 30, 2022. The decrease was driven by a $4.1 million decrease in share-based compensation, primarily as a result of our restricted stock awards fully vesting in November 2021, a $0.7 million decrease in employee compensation in connection with reorganization and integration, and a $0.2 million decrease in acquisition-related employee compensation expenses. This decrease was partially offset by a $2.4 million increase in salaries and related expenses attributable to our ongoing growth, and a $0.1 million increase in contractor-related costs.

General and Operating Expenses

General and operating expenses increased by $2.9 million, or 15.3%, from $18.8 million in the three months ended September 30, 2021 to $21.7 million in the three months ended September 30, 2022. This increase was due to a $2.5 million increase in events and travel costs, a $0.7 million increase in software and subscription costs, and a $0.4 million increase in reorganization and integration costs. This increase was partially offset by a $0.4 million decrease in trading fees, and a $0.3 million decrease in acquisition costs.

Professional Fees

Professional fees increased by $0.8 million, or 15.9%, from $5.1 million in the three months ended September 30, 2021 to $5.9 million in the three months ended September 30, 2022. This increase was primarily due to a $0.5 million increase in general professional fees, a $0.2 million increase in professional fees associated with reorganization and integration, a $0.1 million increase in tax adviser fees, and a $0.1 million increase in consulting fees. This increase was partially offset by a $0.1 million decrease in acquisition-related professional fees.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased by $2.7 million, or 25.2%, from $10.6 million in the three months ended September 30, 2021 to $8.0 million in the three months ended September 30, 2022. The decrease was primarily related to a $4.1 million decrease in amortization expense in connection with intangible assets previously adjusted to fair value when HTSC acquired us on October 31, 2016, with definite lives ranging from 5 to 20 years. With 5 years having elapsed, certain software intangible assets have become fully amortized resulting in a decrease in amortization expense. The decrease was partially offset by a $1.4 million increase in depreciation and amortization related to assets placed into service after the third quarter of 2021.

Interest Expense

Interest expense increased by $0.5 million, or 47.0%, from $1.1 million in the three months ended September 30, 2021 to $1.6 million in the three months ended September 30, 2022. This increase can primarily be attributed to higher interest rates during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.

Other Income (Expense), Net

Other income (expense), net, increased by $0.1 million, or 109.2%, in the three months ended September 30, 2022 primarily due to an increase in interest income of $0.1 million related to our convertible notes receivable.

Provision for Income Taxes

Provision for income taxes decreased by $2.2 million, or 22.9%, from $9.5 million in the three months ended September 30, 2021 to $7.3 million in the three months ended September 30, 2022. This decrease was primarily due to the decrease in our forecasted annual effective tax rate resulting from decreased tax effects of stock based compensation in the three months ended September 30, 2022.

Net Income

Net income increased by $17.9 million, or 145.8%, from $12.3 million in the three months ended September 30, 2021 to $30.1 million in the three months ended September 30, 2022.

This increase was primarily due to (i) a $17.3 million increase in spread-based revenue, net of spread-based expenses, (ii) a decrease in depreciation expense of $2.7 million, (iii) a $2.5 million decrease in employee compensation, and (iv) a $2.2 million decrease in our provision for income taxes.

The increase was partially offset by a decrease in asset-based revenues, net of asset-based expense, of $3.8 million, a $2.9 million increase in general and operating expenses, and an increase of $0.8 million in professional fees.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

The following discussion presents an analysis of our results of operations for the nine months ended September 30, 2022 and 2021. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items.

	Nine months ended September 30,
(in thousands)	2022	2021	$ Change	% Change
Revenue:
Asset-based revenue	$409,498	$374,655	$34,843	9.3
Spread-based revenue	30,265	6,513	23,752	364.7
Subscription-based revenue	9,703	3,172	6,531	205.9
Other revenue	4,707	2,375	2,332	98.2
Total revenue	454,173	386,715	67,458	17.4
Operating expenses:
Asset-based expenses	118,429	110,609	7,820	7.1
Spread-based expenses	3,188	1,060	2,128	200.8
Employee compensation	121,852	150,800	(28,948)	(19.2)
General and operating expenses	65,949	52,599	13,350	25.4
Professional fees	17,104	14,349	2,755	19.2
Depreciation and amortization	23,141	29,849	(6,708)	(22.5)
Total operating expenses	349,663	359,266	(9,603)	(2.7)
Interest expense	4,207	2,606	1,601	61.4
Other income (expense), net	(195)	(82)	(113)	137.8
Income before income taxes	100,108	24,761	75,347	304.3
Provision for income taxes	22,440	11,441	10,999	96.1
Net income	$77,668	$13,320	$64,348	483.1

Asset-Based Revenue

Asset-based revenue increased by $34.8 million, or 9.3%, from $374.7 million in the nine months ended September 30, 2021 to $409.5 million in the nine months ended September 30, 2022. This increase was related to increased platform fees and advisory fees of $37.0 million associated with higher billable assets at the beginning of the period, partially offset by lower custodial revenue of $2.2 million.

Spread-Based Revenue

Spread-based revenue increased by $23.8 million, or 364.7%, from $6.5 million in the nine months ended September 30, 2021 to $30.3 million in the nine months ended September 30, 2022. This increase was related to higher interest income as a result of higher ATC cash balances and an increase in interest rates during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

Subscription-Based Revenue

Subscription-based revenue increased by $6.5 million, or 205.9%, from $3.2 million in the nine months ended September 30, 2021 to $9.7 million in the nine months ended September 30, 2022. The increase was the result of a full nine months of subscription-based revenue recognized in the nine months ended September 30, 2022, as opposed to three months during the nine months ended September 30, 2021.

Other Revenue

Other revenue increased by $2.3 million, or 98.2%, from $2.4 million in the nine months ended September 30, 2021 to $4.7 million in the nine months ended September 30, 2022. This increase was primarily driven by a $1.0 million increase in interest income related to our cash balance and higher interest rate environment, $0.6 million in higher fees collected at ATC and an increase of $0.7 million in consulting revenue as a result of a full nine months of consulting revenue recognized in the nine months ended September 30, 2022, as opposed to three months during the nine months ended September 30, 2021.

Asset-Based Expenses

Asset-based expenses increased by $7.8 million, or 7.1%, from $110.6 million in the nine months ended September 30, 2021 to $118.4 million in the nine months ended September 30, 2022. This increase was primarily driven by an increase in asset-based fees associated with higher billable assets at the beginning of the period.

Spread-Based Expenses

Spread-based expenses increased by $2.1 million, or 200.8%, from $1.1 million in the nine months ended September 30, 2021 to $3.2 million in the nine months ended September 30, 2022. This increase was primarily driven by $1.7 million in higher interest-credited payments to clients and a $0.4 million increase in expenses paid to ATC’s third-party administrator for ATC’s insured cash deposit program.

Employee Compensation

Employee compensation decreased by $28.9 million, or 19.2%, from $150.8 million in the nine months ended September 30, 2021 to $121.9 million in the nine months ended September 30, 2022. This decrease was due to a $38.0 million decrease in share-based compensation, of which $20.2 million related to the departure of our former chief executive officer and accelerated restricted stock awards expense in the first quarter of 2021, and $17.8 million related to our restricted stock awards fully vesting in November 2021. The remaining decrease was driven by a $1.6 million decrease in employee compensation in connection with reorganization and integration, and a $1.4 million reduction in acquisition-related employee compensation expenses. The decrease was partially offset by a $11.2 million increase in salaries and related expenses attributable to our ongoing growth, and a $0.9 million increase in contractor-related costs.

General and Operating Expenses

General and operating expenses increased by $13.4 million, or 25.4%, from $52.6 million in the nine months ended September 30, 2021 to $65.9 million in the nine months ended September 30, 2022. This increase was primarily due to a $12.9 million increase in events and travel costs, a $2.5 million increase in software and subscription costs, a $0.4 million increase in printing-related costs, and a $0.3 million increase in reorganization and integration costs. This increase was partially offset by a $2.4 million decrease in acquisition costs, a $0.2 million decrease in office closure related costs, and a $0.1 million decrease in business continuity plan and COVID related costs.

Professional Fees

Professional fees increased by $2.8 million, or 19.2%, from $14.3 million in the nine months ended September 30, 2021 to $17.1 million in the nine months ended September 30, 2022. This increase was driven by a $1.8 million increase in professional fees associated with reorganization and integration, a $0.9 million increase in general professional fees, and a $0.8 million increase in consulting fees. This increase was partially offset by a $0.5 million decrease in audit-related fees, and a $0.2 million decrease in professional fees associated with acquisitions.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased by $6.7 million, or 22.5%, from $29.8 million in the nine months ended September 30, 2021 to $23.1 million in the nine months ended September 30, 2022. The decrease was primarily related to a $12.3 million decrease in amortization expense in connection with intangible assets previously adjusted to fair value when HTSC acquired us on October 31, 2016, with definite lives ranging from 5 to 20 years. With 5 years having elapsed, certain software intangible assets have become fully amortized resulting in a decrease in amortization expense. The decrease was partially offset by a $4.2 million increase in depreciation and amortization related to assets placed into service after the third quarter of 2021, and a $1.4 million increase attributable to a full year of amortization attributable to the Voyant acquisition.

Interest Expense

Interest expense increased by $1.6 million, or 61.4%, from $2.6 million in the nine months ended September 30, 2021 to $4.2 million in the nine months ended September 30, 2022. This increase can primarily be attributed to an increase in our average outstanding debt balance as a result of executing our 2022 Credit Agreement, and higher interest rates during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

Other Income (Expense), Net

Other expense, net, increased by $0.1 million, or 137.8%, in the nine months ended September 30, 2022 primarily due to a $0.1 million partial extinguishment of deferred debt modification expense cost related to our 2020 Credit Facility in connection with the amendment executed on January 12, 2022.

Provision for Income Taxes

Provision for income taxes increased by $11.0 million, or 96.1%, from $11.4 million in the nine months ended September 30, 2021 to $22.4 million in the nine months ended September 30, 2022. This increase was primarily due to the increase in pre-tax income in the nine months ended September 30, 2022.

Net Income

Net income increased by $64.3 million, or 483.1%, from $13.3 million in the nine months ended September 30, 2021 to $77.7 million in the nine months ended September 30, 2022.

This increase was primarily due to (i) a decrease of $28.9 million in employee compensation costs, (ii) an increase in asset-based revenues, net of asset-based expense, of $27.0 million, (iii) a $21.6 million increase in spread-based revenue, net of spread-based expense, (iv) a decrease of $6.7 million in depreciation and amortization expense, and (v) a $6.5 million increase in subscription-based revenue.

The increase was partially offset by a $13.4 million increase in general and operating expenses, a $11.0 million increase in our provision for income taxes, and a $2.8 million increase in professional fees.

Liquidity and Capital Resources

Liquidity

Since 2016, our operations have been financed primarily through cash flows from operations. In November of 2018, we also established a credit facility consisting of a $250.0 million term loan and a $20.0 million revolving credit facility with Credit Suisse AG, Cayman Islands Branch. In December of 2020, we entered into the 2020 Revolving Credit Facility with Bank of Montreal and repaid the credit facility established in 2018, and in January of 2022 we amended the 2020 Credit Agreement. As of September 30, 2022, we had cash and cash equivalents of $137.2 million, and restricted cash of $13.0 million. Our material cash requirements primarily comprise operating lease obligations, purchase obligations and principal and interest payments with respect to the 2022 Term Loans. We expect that our cash and liquidity needs will continue to be met by cash generated by our ongoing operations along with our 2022 Credit Revolving Facility over the next twelve months, as well as beyond the next twelve months. To the extent that existing cash, cash from operations and our 2022 Revolving Credit Facility are not sufficient to fund our future operations, we may need to raise additional funds through public or private equity or additional debt financing. In addition, we may opportunistically seek to raise additional capital to fund our continued growth. To the extent that we are unsuccessful in additional debt or equity financings, our plans for continued growth may be curtailed.

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

The 2022 Credit Agreement contains customary affirmative and negative covenants, including reporting requirements and restrictions, subject to various exceptions, on the incurrence of additional indebtedness, the creation of liens, the making of acquisitions and investments, the disposal of assets and the making of restricted payments. Additionally, the 2022 Credit Agreement includes financial covenants, which provide that (i) beginning December 31, 2021, as of the last day of a fiscal quarter, the Total Leverage Ratio shall not exceed 3.5 to 1.0 and (ii) beginning December 31, 2021, as of the last day of a fiscal quarter, the interest coverage ratio shall not be less than 4.0 to 1.0. As of September 30, 2022, we were in compliance with all applicable covenants. The 2022 Credit Agreement also contains customary events of default, which could result in acceleration of amounts due thereunder. Such events of default include, subject to the grace periods specified therein, our failure to pay principal or interest when due, our failure to satisfy or comply with covenants, a change of control, the imposition of certain judgments and the invalidation of liens we have granted. We had an outstanding balance under the 2022 Credit Agreement of $120.3 million as of September 30, 2022.

Cash Flows

The following table presents information regarding our cash flows, cash, cash equivalents and restricted cash for the periods indicated:

	Nine months ended September 30,
(in thousands)	2022	2021
Cash provided by operating activities	$95,599	$93,901
Cash used in investing activities	(37,916)	(153,166)
Cash provided by financing activities	2,820	40,094
Net change in cash, cash equivalents and restricted cash	60,503	(19,171)
Cash, cash equivalents and restricted cash at beginning of period	89,707	81,619
Cash, cash equivalents and restricted cash at end of period	$150,210	$62,448

Cash Provided by Operating Activities

Cash provided by operating activities includes net income adjusted for non-cash expenses such as intangible amortization, depreciation and other amortization, non-cash share-based compensation expense, other non-cash items and changes in cash resulting from changes in operating assets and liabilities. Cash provided by operating activities increased by $1.7 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to an increase in net income of $64.3 million, partially offset by a decrease of $38.0 million in share-based compensation, a $17.9 million decrease in net current assets and liabilities related to timing of payments, and a $6.7 million decrease in depreciation expense.

Cash Used in Investing Activities

Cash used in investing activities decreased by $115.3 million in the nine months ended September 30, 2022 compared to the  nine months ended September 30, 2021, primarily due to the $124.2 million in net cash paid for the Voyant acquisition in the nine months ended September 30, 2021, partially offset by $8.6 million in convertible notes receivable purchased by us during the nine months ended September 30, 2022.

Cash Provided by Financing Activities

Cash provided by financing activities decreased by $37.3 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to a net drawdown of $40.0 million from our revolving credit facility during the nine months ended September 30, 2021. The decrease was partially offset by $122.5 million in proceeds from our term loan (which in turn was partially offset by the $115.0 million settlement of our revolving credit facility) and $4.7 million in principal payments related to the outstanding term loan.

Contractual Obligations

During the three months ended September 30, 2022, we recognized additional purchase obligations of $7.7 million and operating lease obligations of $1.2 million. There have been no other material changes to our contractual obligations and commitments as of September 30, 2022 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 and our Quarterly Report on Form 10-Q for the three months ended June 30, 2022.

Off-Balance Sheet Arrangements

As of September 30, 2022, we had no off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Our exposure to market risk is directly related to revenue from fees earned based upon a percentage of assets on our platform. In the nine months ended September 30, 2022, 95.6% of our total revenue, was based on the market value of assets on our platform and were recurring in nature. We expect this percentage to vary over time. A 1% decrease in the aggregate value of assets on the platform at the beginning of the period for the nine months ended September 30, 2022 would have caused our total revenue to decline by 1%, and would have caused our pre-tax income to decline by 3.1%, or $3.0 million, assuming we did not initiate additional expense measures in response to a market decline.

We manage market risk exposure through diversifying our revenue streams including subscription-based revenue and spread-based revenue. In addition, we bill platform fees in advance of each quarter, providing visibility into near-term revenue and affording us time to adjust forward-looking spend if necessary.

Interest Rate Risk

Changes in interest rates will impact our spread-based revenue. As of September 30, 2022, client cash assets participating in the insured cash deposit program at ATC totaled $3.5 billion. A change in short-term interest rates of 100 basis points at the beginning of the period for the nine months ended September 30, 2022 would result in an increase or decrease in income before income taxes of approximately $20.7 million on an annual basis (based on total client cash assets at December 31, 2021) and subject to any changes to interest credited to the end-investor). Actual impacts may vary depending on interest rate levels and the significance of change.

Additionally, changes to interest rates will impact the cost of our borrowing under the 2022 Credit Agreement, which bears interest at a rate per annum equal to, at our option, either (i) SOFR plus a margin based on our Total Leverage Ratio (as defined in the 2022 Credit Agreement) or (ii) the Base Rate (as defined in the 2022 Credit Agreement) plus a margin based on our Total Leverage Ratio. The margin will range between 0.875% and 2.5% for base rate loans and between 1.875% and 3.5% for SOFR loans. We will pay a commitment fee based on the average daily unused portion of the commitments under the 2022 Revolving Credit Facility, a letter of credit fee equal to the margin then in effect with respect to the SOFR loans under the 2022 Revolving Credit Facility, a fronting fee and any customary documentary and processing charges for any letter of credit issued under the 2022 Credit Agreement. An increase of 100 basis points in the interest rate under the 2022 Credit Agreement would result in a decrease in income before income taxes of approximately $1.2 million on an annual basis (based on the outstanding balance under the 2022 Credit Agreement as of September 30, 2022).

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective, at the reasonable assurance level.

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

Asset-based revenue makes up a significant portion of our revenue, representing 90.2% and 96.9% of our total revenue for the nine months ended September 30, 2022 and 2021, respectively. In addition, given our fee-based model, we expect that asset-based revenue will continue to account for a significant percentage of our total revenue in the future. Significant fluctuations in securities prices has and will materially affect the value of the assets managed by our clients, and any decrease in the value of assets managed by our clients would negatively impact our asset-based revenue. Spread-based revenue accounted for 6.7% and 1.7% of our total revenue for the nine months ended September 30, 2022 and 2021, respectively. Fluctuations in interest rates have and future fluctuations in interest rates will have a direct impact on our spread-based revenue. Changes in interest rates, inflation and other economic indicators may also influence financial adviser and investor decisions regarding whether to invest in, or maintain an investment in, one or more of our investment solutions. If such fluctuations in securities prices or interest rates were to lead to decreased investment in the securities markets, our revenue and earnings derived from asset-based and spread-based revenue could be simultaneously materially adversely affected.

We provide our investment solutions and services to the financial services industry. The financial markets, and in turn the financial services industry, are affected by many factors, such as U.S. and foreign economic and geopolitical conditions and general trends in business and finance that are beyond our control, and could be adversely affected by changes in the equity or debt marketplaces, unanticipated changes in currency exchange rates, interest rates, inflation rates, the yield curve, financial crises, war, terrorism, natural disasters, pandemics and outbreaks of disease or similar public health concerns such as the COVID-19 pandemic and other factors that are difficult to predict. During periods of severe or prolonged downturns or market volatility, investments may lose value and investors may choose to withdraw assets from financial advisers and use the assets to pay expenses or transfer them to investments that they perceive to be more secure, such as bank deposits and Treasury securities. Any prolonged downturn in financial markets, or increased levels of asset withdrawals could have a material adverse effect on our results of operations, financial condition or business.

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

Investment solutions and services we develop or maintain may contain undetected errors or defects despite testing. Such errors can exist at any point in the life cycle of our investment solutions or services, but are typically found after introduction of new investment solutions and services or enhancements to existing investment solutions or services. We continually introduce new investment solutions and services and new versions of existing solutions and services. Our third-party providers, including asset managers whose products our clients access through our platform, could fail to detect errors or defects in the offered products that our clients use. Despite internal testing and testing by current and prospective clients, our current and future investment solutions and services may contain serious defects or malfunctions. If we detect any errors before release, we might be required to delay the release of the investment solution or service for an extended period of time while we address the problem. We might not discover errors that affect our new or current investment solutions, services or enhancements until after they are deployed, and we may need to provide enhancements to correct such errors. Errors may occur that could result in harm to our reputation, lost sales, delays in commercial release, third-party claims, contractual disputes, contract terminations or renegotiations or unexpected expenses and diversion of management and other resources to remedy errors. In addition, negative public perception and reputational damage caused by such claims would adversely affect our client relationships and our ability to enter into new contracts. Any of these problems could have a material adverse effect on our results of operations, financial condition or business.

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

The success of our business depends upon our ability to deliver time-sensitive, up-to-date data and information. Our business relies heavily on computer equipment (including servers), electronic delivery systems and the Internet, but these technologies are vulnerable to disruptions, failures or slowdowns caused by fire, earthquake, power loss, telecommunications failure, terrorist attacks, wars, Internet failures, cyber-attacks and other events beyond our control. In addition to such vulnerabilities, there can be no assurance that the Internet’s infrastructure will continue to be able to support the demands placed on it by sustained growth in the number of users and amount of traffic, in particular during periods of office closure or on a more consistent basis as employers shift to remote or hybrid work models involving workforces relying largely upon home broadband and internet access, and, to the extent that the Internet’s infrastructure is unable to support the demands placed on it, our business may be impacted. Similarly, the reduction in the growth of, or a decline in, broadband and Internet access poses a risk to us.

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

We have made a significant investment in our infrastructure, and our operations are dependent on our ability to protect the continuity of our infrastructure against damage from catastrophe or natural disaster, breach of security, cyber-attack, loss of power, telecommunications failure, or other natural or man-made events, including regional or global health events such as the COVID-19 pandemic. Such a catastrophic event could have a direct negative impact on us by adversely affecting financial advisers, our employees or facilities and our ability to serve clients using an entirely remote or hybrid workforce, or an indirect impact on us by adversely affecting the financial markets or the overall economy. While we have implemented business continuity and disaster recovery plans and maintain business interruption insurance, it is impossible to fully anticipate and protect against all potential catastrophes, in particular those affecting a dispersed workforce. If our business continuity and disaster recovery plans and procedures were disrupted, inadequate or unsuccessful in the event of a catastrophe, we could experience a material adverse interruption of our operations. We serve financial advisers and their clients using third-party data centers and cloud services. While we have electronic access to the infrastructure and components of our platform that are hosted by third parties, we do not control the operation of these facilities. Consequently, we may be subject to service disruptions as well as failures to provide adequate support for reasons that are outside of our direct control. These data centers and cloud services are vulnerable to damage or interruption from a variety of sources, including earthquakes, floods, fires, power loss, system failures, cyber-attacks, physical or electronic break-ins, human error or interference (including by employees, former employees or contractors), and other catastrophic events, including regional or global health events such as the COVID-19 pandemic. Our data centers may also be subject to local administrative actions, changes to legal or permitting requirements and litigation to stop, limit or delay operations. Despite precautions taken at these facilities, such as disaster recovery and business continuity arrangements, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in interruptions or delays in our services, impede our ability to scale our operations or have other adverse impacts upon our business.

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

As of September 30, 2022, we had total indebtedness of $120.3 million. Our ability to make scheduled payments on or to refinance our indebtedness depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flow from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay acquisitions and capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis could harm our ability to incur additional indebtedness. In the absence of sufficient cash flows and capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our 2022 Credit Agreement (as defined in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”) currently restricts our ability to dispose of assets and our use of the proceeds from such disposition. We may not be able to consummate those dispositions, and the proceeds of any such disposition may not be adequate to meet any debt service obligations then due. Any of these circumstances could adversely affect our results of operations, financial condition or business.

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

We have no direct operations and derive all of our cash flow from our subsidiaries. Because we conduct our operations through our subsidiaries, we depend on those entities for dividends and other payments or distributions to meet any existing or future debt service and other obligations. The deterioration of the earnings from, or other available assets of, our subsidiaries for any reason could limit or impair their ability to pay dividends or other distributions to us. In addition, SEC and the Financial Industry Regulatory Authority (“FINRA”) regulations may under certain circumstances restrict the payment of dividends by a registered broker-dealer. Compliance with this regulation may impede our ability to receive dividends from AssetMark Brokerage, LLC (“AMB”).

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

Recently, the most rapid development in U.S. data privacy and security laws has been at the state level. For example, on June 28, 2018, California enacted the California Consumer Privacy Act (the “CCPA”), which took effect on January 1, 2020. The CCPA increased privacy rights for California residents and imposes obligations on companies that process their personal information, including an obligation to provide certain new disclosures to such residents. Specifically, among other things, the CCPA imposes corresponding obligations on covered businesses, relating to the access to, deletion of and sharing of personal information collected by covered businesses, including California residents’ right to access and delete their personal information, opt out of certain sharing and sales of their personal information and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action is expected to increase the likelihood of, and risks associated with, data breach litigation. The CCPA has already been amended several times, and further amendments may be enacted. Although interpretive guidance through enforcement cases brought by the California Office of the Attorney General is becoming available, even in its current form, it remains unclear how various provisions of the CCPA will be interpreted and enforced. Additionally, on November 3, 2020, California voters approved a further amendment to the CCPA, the California Privacy Rights Act (the “CPRA”), which will take effect in most material respects on January 1, 2023. The CPRA significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses related to our compliance efforts. It remains unclear how various provisions of the CCPA and CPRA will be interpreted and enforced. Numerous other states, including Virginia, Utah, Connecticut and Colorado, have also enacted or are in the process of enacting or considering comprehensive state-level data privacy and security laws, rules and regulations. Compliance with these state laws may require us to modify our data processing practices and policies and may increase our compliance costs and potential liability. There is also discussion in Congress of a new comprehensive federal data protection and privacy law to which we likely would be subject if it is enacted.

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

As required by the Advisers Act, the investment advisory agreements entered into by AMI provide that an “assignment” of the agreement may not be made without the client’s consent. Under the 1940 Act, advisory agreements with registered funds provide that they terminate automatically upon “assignment” and the board of directors and the shareholders of the registered funds must approve a new agreement for advisory services to continue. Under both the Advisers Act and the 1940 Act, a change of ownership may constitute such an “assignment” if it is a change of control. For example, under certain circumstances, an assignment may be deemed to occur if a controlling block of voting securities is transferred, if any party acquires control, or, in certain circumstances, if a controlling party gives up control. Under the 1940 Act, a 25% voting interest is presumed to constitute control. HTSC, through its indirect subsidiary Huatai International Investment Holdings Limited (“HIIHL”), held a 68.9% voting interest in us as of September 30, 2022. An assignment or a change of control could be deemed to occur in the future if we, or one of our investment adviser subsidiaries, were to gain or lose a controlling person, or in other situations that may depend significantly on the facts and circumstances. In any such case we would seek to obtain the consent of our advisory clients, including any funds, to the assignment. Further, our U.S. broker-dealer subsidiary, AMB, is a member of FINRA and subject to FINRA rules, which could impede or delay a change of control. FINRA Rule 1017 generally provides that FINRA approval must be obtained in connection with any transaction resulting in a single person or entity acquiring or controlling, directly or indirectly, 25% or more of a FINRA member firm’s or its parent company’s equity. If we fail to obtain such consents or approval, our results of operations, financial condition or business could be adversely affected.

Risks Related to Ownership of Our Common Stock

Control by our principal stockholder could adversely affect our other stockholders.

HTSC, through its indirect subsidiary HIIHL, owned approximately 68.9% of our outstanding shares of common stock as of September 30, 2022, and controls our management and affairs, including determining the outcome of matters requiring stockholder approval. So long as HTSC continues to own a significant amount of the outstanding shares of our common stock, even if such amount is less than a majority, HTSC will continue to be able to strongly influence or effectively control our decisions, including matters requiring approval by our stockholders (including the election of directors and the approval of mergers or other extraordinary transactions), regardless of whether or not other stockholders believe that the transaction is in their own best interests. Such concentration of voting power could also have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company and might ultimately affect the market price of our common stock.

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

Specifically, HIIHL, the holder of 50,873,799 shares of our common stock as of September 30, 2022, has the right, subject to certain exceptions and conditions, to require us to register its shares of common stock under the Securities Act and to participate in future registrations of securities by us. Registration of any of these outstanding shares of common stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the applicable registration statement. In addition, the shares of our common stock already issued to employees or reserved for future issuance under our 2019 Equity Incentive Plan will become eligible for sale in the public market once such shares are issued, subject to various vesting arrangements and Rule 144, as applicable. A total of 4,887,691 shares of common stock have been reserved for issuance under our 2019 Equity Incentive Plan.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in Concord, California, on the day of November 8, 2022.

ASSETMARK FINANCIAL HOLDINGS, INC.

By:	/s/ Natalie Wolfsen
Natalie Wolfsen
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gary Zyla
Gary Zyla
Chief Financial Officer
(Principal Financial Officer)