Form 10-K
period 2022-12-31
AssetMark Financial Holdings, Inc.
filed 2023-03-14
CIK 1591587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issued, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing  reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant, based on the closing price of $18.77 per share of the Registrant’s common stock on June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, as reported by the New York Stock Exchange on such date, was approximately $0.4 billion. Shares of the Registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose. The Registrant has no non-voting equity.

As of February 28, 2023, the number of shares of the registrant’s common stock outstanding was 73,899,791.

Documents Incorporated by Reference: Certain information required in response to Item 5 of Part II of Form 10-K and Part III of Form 10-K is hereby incorporated by reference to portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2023. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2022.

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

SUMMARY OF RISK FACTORS

Our business is subject to numerous risks and uncertainties, any one of which could materially adversely affect our results of operations, financial condition or business. These risks include, but are not limited to, those listed below. This list is not complete and should be read together with the section titled “Risk Factors” in this Annual Report on Form 10-K, as well as the other information in this Annual Report on Form 10-K and the other filings that we make with the U.S. Securities and Exchange Commission (the “SEC”).

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

•

Changes in market and economic conditions (including as a result of geopolitical conditions or events) could lower the value of assets on which we earn revenue and could decrease the demand for our investment solutions and services.

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

PART I

Item 1. Business

Overview

AssetMark is a wealth management platform that powers independent financial advisers and their clients. Our ecosystem of solutions equips advisers of all sizes and models with services and capabilities that would otherwise require significant investments of time and money, which ultimately enables them to deliver better investor outcomes and enhance their productivity, profitability and client satisfaction.

Our open architecture platform delivers flexibility and choice to advisers across the spectrum of profiles and outsourcing preferences, including end-to-end solutions for those who prefer to fully outsource, as well as modular solutions for those who prefer to handle some or all components of advice delivery themselves. Features of the platform include:

•	Intuitive technology that champions client engagement and drives efficiency from prospecting and financial planning to ongoing servicing and administration.
•	A curated suite of well-researched and consistently monitored investment solutions for investors across the wealth spectrum.
•	A growing suite of consultative services and customized turnkey programs that empower advisers to focus their limited time on activities that drive the most value for their clients and their business.

We believe that community-based financial advisers have a unique opportunity to level the playing field for investors of all sizes by providing them with access to highly personalized and trusted financial guidance that is in their best interest. AssetMark serves these independent advisers with growth-enabling outsourced solutions so that their independence doesn’t inhibit their ability to achieve entrepreneurial success for themselves and financial wellness for their clients.

The compelling value of our tools for advisers and their clients has facilitated our rapid growth. From December 31, 2019 to December 31, 2022, our platform assets(1) grew from $61.6 billion to $91.5 billion, representing a compounded annual growth rate (“CAGR”) of 14.1%. As of December 31, 2022, our platform served over 241,000 investor Households (as defined in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics”) through our approximately 9,200 adviser relationships.

Our platform provides advisers with an integrated suite of products and services that facilitates growth, streamlines workflows and provides scale to advisers’ businesses so they can better serve their clients, who are investors of all sizes. Highlights of our platform include:

•

Fully integrated technology platform: Our integrated, open-architecture platform is built for advisers and can be tailored to support each adviser’s distinct objectives. Advisers have access to a broad range of highly automated tools and capabilities that help them differentiate the client experience, including new account opening, portfolio construction, streamlined financial planning, customer billing, investor reporting, progress to goal analysis and client activity tracking. Our dual focus on technology utility and design has resulted in a platform that is accessible, integrates industry-leading solutions, and is easy-to-use, intuitive and expansive.

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

•

Curated investment platform: We provide independent advisers with a curated set of thoroughly vetted specialty and leading third-party asset managers, in addition to our proprietary investment providers. Our due diligence team narrows the universe of potential investment solutions to a select group of time-tested and innovative investment choices. In effect, we equip each adviser with a team of skilled investment professionals that act as a virtual extension of their investment staff, who deliver our solutions through an array of technology-enabled tools that assist in the creation and monitoring of goal-based portfolios. Further, the flexibility and breadth of our platform allows us to offer custom portfolios designed to meet the unique needs of investors.

•

Financial planning technology: Our integrated financial planning tools facilitate holistic wealth management and enable advisers to help investors achieve their individual goals. Our proprietary planning solution offers dynamic capabilities to enable advisers across the globe and their diverse clients to collaborate towards a better, more secure financial future

[1]

We define platform assets as all assets on the AssetMark platform, whether these are assets for which we provide advisory services, referred to as assets under management, or non-advisory assets under administration, assets held in cash accounts or assets otherwise not managed.

through ongoing, comprehensive support across varying life goals – from retirement savings to legacy planning. We believe that our innovative planning technology will allow advisers to further deepen their relationships with clients.

Our offering’s distinctive combination of a compelling technology platform, extensive and scalable value-added services and curated investment solutions has been a key driver of our market share expansion from 10% to 11% from December 31, 2018 to September 30, 2022. We define our market share based on assets managed by third-party vendors as calculated by Cerulli Associates (“Cerulli”), excluding non-advisory assets managed by Schwab’s Marketplace and Fidelity’s Separate Account Network, for SEI Investments, including only assets reported in Advisor Network, their third-party asset management segment, and, for AssetMark, adding our cash assets to the managed assets as reported by Cerulli. We have not made similar adjustments for other third-party vendors analyzed by Cerulli. Given that our platform and services are tightly integrated into our advisers’ businesses, we believe that we have engendered and will continue to engender deep loyalty from our advisers.

Our revenue model is almost entirely composed of fees that are recurring in nature, which provides a high level of visibility into our near-term financial performance. The main components of our revenue are asset-based revenue and spread-based revenue. We generate asset-based revenue from fees billed to investors on a bundled basis in advance of each quarter. The quarterly nature of our asset-based revenue provides significant visibility into near-term revenue and helps minimize unexpected revenue fluctuations stemming from market volatility. Our spread-based revenue is driven by interest rates on the cash assets held by investors at our proprietary trust company. In the year ended December 31, 2022, we generated $534.2 million in asset-based revenue and $63.4 million in spread-based revenue.

In the year ended December 31, 2022, we generated total revenue of $618.3 million, net income of $103.3 million, adjusted EBITDA of $199.7 million and adjusted net income of $130.5 million. In the year ended December 31, 2021, we generated total revenue of $530.3 million, net income of $25.7 million, adjusted EBITDA of $157.2 million and adjusted net income of $103.3 million. From January 1, 2020 to December 31, 2022, our total revenue has grown at a CAGR of 12.7%.

See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics—Non-GAAP Financial Metrics” for the definitions of adjusted EBITDA and adjusted net income as well as reconciliations of net income to adjusted EBITDA and net income to adjusted net income.

We were incorporated in the State of Delaware in 2013.

Market Opportunity

We serve fee-based, independent advisers who provide wealth management advice to U.S. investors. Our proprietary financial planning solution is available to advisers globally.

Despite facing some near-term uncertainties related to the economy and financial markets, the U.S. wealth management industry is a growth industry. According to Cerulli, as of 2021 year-end, approximately 289,000 advisers managed $30.7 trillion in assets, compared to $25.7 trillion as of December 31, 2020, an increase of roughly 19%, and total industry assets grew at a CAGR of 11.6% over the five years ended December 31, 2021. Further, financial planning has accelerated globally over the last several years, as the industry has migrated towards comprehensive advice to meet investor demand. According to Cerulli, the number of financial planning practices across all adviser channels grew at a 5.3% five-year CAGR from 2015 to 2020, and as of 2021 year-end, the number of Certified Financial Planning professionals worldwide had grown to over 203,000. Cerulli expects advisers to increase their planning offerings over the next year and projects that by 2023, 82% of advisers’ clients will receive financial planning services. We believe the following favorable industry trends position us well to help financial advisers and their investor clients.

•

Investor demand for financial advisers continues to grow: As market volatility and uncertainty rises, the demand for financial advice and financial planning has steadily increased. The Bureau of Labor Statistics (the “BLS”) expects employment of personal financial advisers to grow 15% from 2021 to 2031, much faster than the average across all occupations. The BLS attributes this growth to increasing demand for financial planning services related primarily to an aging population and longer lifespans, creating a need for retirement-related planning advice. According to Cerulli, the need for financial advice has grown from 34% to 44% from 2018 to the second quarter of 2022, measured by the percentage of affluent and near-affluent investor households (affluent households defined as those with more than $250,000 in investable assets and near-affluent households those with more than $125,000 in annual household income) surveyed receiving assistance or direction from financial advisers relative to investor households self-managing their financial affairs. 41% of the same group surveyed agreed that they need more financial and investment advice than they have in the past.

•

Advisers continue to transition to fee-based models: As commission revenue fades and firms continue to focus on holistic financial planning, fee-based managed accounts have grown rapidly. According to Cerulli, fee-based managed accounts now make up more than half of all adviser-managed assets and 93% of advisers across all channels anticipate that at least half of their revenue will be fee-based by 2023.

•

The RIA channel continues to grow: Advisers continue to be attracted to the flexibility and versatility offered by the independent Registered Investment Advisory (“RIA”) model, shifting away from the “traditional” model that includes national and regional broker-dealers, bank broker-dealers and wirehouse advisers. According to McKinsey, RIA firms represent the fastest growing category in U.S. wealth management since 2016; during the ten years leading up to 2020, RIAs’ headcount market share increased eight percentage points, reaching 23.6% of the total adviser industry in 2020. Cerulli projects that by 2025, independent and hybrid RIAs will account for 26.4% of total adviser headcount and control nearly a third (30.6%) of retail financial adviser-managed assets.

•

Advisers are increasingly reliant on technology to remain price competitive and achieve scale while serving evolving client needs: Investment advisers are increasingly viewing technology as imperative to growth and their ability to meet investor demand for personalization. According to the 2022 InvestmentNews Adviser Technology Study, 86% of investment advisers believe technology will play a significant role in their growth. The study also found that in 2021, annual technology spending rose nearly 15% from 2020 to an average of $135,000 per investment adviser. That level of spending represents an all-time high and marks the greatest growth in technology spending since 2018.

•

Advisers are rapidly expanding their use of model portfolios: Advisers are increasingly choosing to outsource key components of the asset management aspect of their role as financial advisers, including the choice of investment manager, to scale their businesses and free up time to attend to clients. According to Cerulli, model portfolio use can reduce the portion of time spent by advisers on investment management (defined by Cerulli as “either customizing portfolios on a client-by-client basis or using practice-level resources to build a series of custom models”) from 18.5%-29.5% to less than 10%. As such, the use of model portfolios (which we define as mutual fund advisory, ETF advisory, unified managed account and separate account assets) among financial advisers grew at a CAGR of 15.0% from 2015 to 2020, based on data from Cerulli and internal estimates.

Our offering is built around advisers’ need for technology, investment solutions and expert support, which positions us to benefit from U.S. and global wealth trends. Combined with our scalable, fee-based platform and services that help advisers put investors’ needs first, we believe that these favorable industry trends will enable us to continue to gain market share. To date, our gains in market share are attributed to our steady focus on organic growth, as well as inorganic growth through strategic mergers and acquisitions.

Our Offering and Business Model

AssetMark’s purpose

Our nearly 1,000 employees come to work focused on our mission: to make a difference in the lives of our advisers and the investors they serve. Our mission is guided by a singular focus on successful outcomes for those investors. We strive to execute our mission through our stated corporate values of heart, integrity, excellence and respect, in everything that we do.

The AssetMark offering to advisers and the investors they serve

We provide independent financial advisers with an array of tools and services designed to streamline their workflow, help them develop and expand their businesses and provide goal-oriented investment solutions. We believe that the quality of our offering, coupled with our deep relationships with our advisers, has generated significant adviser satisfaction, as measured by our exceptional Net Promoter Score (“NPS”) of 67 as of June 30, 2022. Our offering is defined by solutions in four focus areas:

•

Fully integrated technology platform: Independent financial advisers and their teams are faced with a multitude of marketing, administrative and business management tasks. We offer a compelling technology suite that fully integrates leading third-party technology solutions into our core proprietary technology and helps advisers perform these tasks. Our solution helps advisers streamline their operations while providing a superior experience for their staff and clients. The combined capabilities of our technology platform support advisers throughout the investor life cycle, from initial prospecting and onboarding through ongoing service and reporting and replace a complex array of technologies with a single, streamlined solution. With less time spent navigating multiple systems and technologies, advisers are able to focus on enhancing productivity. As advisers come to rely on our integrated platform, it becomes integral to their daily practices. This reliance, in conjunction with high adviser satisfaction due to our platform’s ability to optimize adviser workflow, has contributed to our strong growth in assets and net flows.(2)

We are dedicated to innovation and strive to continually improve our offering through the development of new tools and services. From January 1, 2020 to December 31, 2022, we invested over $191 million in technology development and our dedicated technology team, and we have a proven track record of delivering innovative solutions that deepen our advisers’ offerings to their investor clients while also enhancing advisers’ scale. Recent innovations include a new portfolio construction and analysis tool that assists advisers in creating and monitoring investor portfolios, a streamlined account opening solution that reduces the time to onboard new accounts on our platform, a goals-based investor portal that serves as a hub for communications between advisers and their clients and a fully automated digital advice tool that connects our advisers with their clients.

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

The “Regional Consultant” is the centerpiece of an adviser’s relationship with AssetMark. Our highly experienced Regional Consultants ensure that advisers can draw from a wide array of resources and institutional knowledge as they build and grow their businesses. These professionals are the single point of contact for the adviser and bring in expertise to help the adviser grow and compete. As of December 31, 2022, our Regional Consultants in the field and phone-based consultants served approximately 9,200 advisers. Depending on the adviser’s business needs, our consultants introduce advisers to investment experts, business development professionals, retirement consultants and business consultants who can help the adviser reach his or her goals. For example, investment experts provide advisers with insights into portfolio construction and how specific investments help investors reach their goals, and our team of business consultants helps advisers build more efficient and scalable businesses. This relationship model provides each adviser with a trusted colleague whom the adviser can contact with questions and who can provide access to an array of specialty resources. The value our clients place on our sales model is reflected in our high Sales NPS of 67 as of June 30, 2022.

The “Relationship Manager” is at the heart of the back-office professional’s relationship with us. Our Relationship Managers work to ensure operational activity is accurately executed and seek to promptly resolve any issues investors may encounter. We feature high-touch, accurate and rapid client servicing from dedicated teams who strive to enhance the responsiveness of the adviser’s back office. In addition, our Relationship Managers provide productivity and client-service best practices, gained through deep industry experience, to the adviser’s back office teams. Like our Regional Consultants, our Relationship Managers are go-to resources for our advisers and their offices. Depending on the size of the office, we offer a range of service models. Our largest advisers receive support from a dedicated Relationship Manager, while smaller offices are served by a centralized team of professionals. Our service model is highly valued by advisers of all sizes, as demonstrated by our high Service NPS of 67 as of June 30, 2022.

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

Our portfolios feature a wide range of investment vehicles including ETFs, mutual funds, equities, individual bonds and options strategies. In addition, we provide turnkey solutions for advisers who would prefer to fully outsource the selection of investments, and portfolio components and construction tools for advisers who would prefer to build or customize portfolios themselves using our curated list of strategists.

In 2022, we launched a holistic values-driven investment program to enable our advisers to address the growing demand for environmental, social and governance (“ESG”) focused investment strategies, including a diverse set of investment products ranging from ETFs and mutual funds to model portfolios and bespoke separately managed account options. We have curated these solutions based on extensive research into the strategies that can provide investors with strong value as well as clear and transparent goals related to and measurement of ESG impact. In addition to our investment solutions, advisers also have access to a robust suite of ESG resources to help them better educate themselves and their clients and create a better client experience. These resources include an investor questionnaire, tools for client discovery, due diligence resources, ESG/impact reporting tools and educational materials.

•

Financial planning technology: As advisers continue to evolve their roles from investment managers to holistic wealth planners, we believe demand for financial planning technology will continue to increase. Flexibility and choice are critical for independent financial advisers. Accordingly, we offer an open-architecture solution leveraging both proprietary and third-party planning software. Our integrated planning technology is highly customizable and interactive, enabling meaningful, goals-based conversations between advisers and investors. The product suite visualizes complex scenarios and focuses on collaborative adviser planning, on-demand access and an intuitive user interface. Its modular solution allows for flexibility and the application is configured to optimize a diverse range of individual financial plans. Our dynamic tool combines cash-flow planning with goals-based planning into a single timeline for clients, letting advisers show how changes to income can affect the probability of achieving a goal, or how altering a goal can impact an investor’s plan. We believe that the road to financial wellness and a better financial future begins with advisers providing investors with dynamic, personalized and comprehensive advice.

The AssetMark business model

To achieve our mission, we have built a business model that allows us to reinvest in our advisers’ and their clients’ success. Our business model has delivered a track record of attractive revenue growth and adjusted EBITDA margin expansion, both driven by strong fundamentals including:

•

Steady asset growth: We have experienced (1) platform asset growth from existing clients of approximately 9% from December 31, 2019 to December 31, 2022, (2) $15.6 billion in assets attracted from new advisers representing 52% growth to the platform over the same period and (3) $9.0 billion in assets added to our platform through acquisitions of competitors over the same period, measured at the date of acquisition.

•

Recurring and resilient revenue model: In the year ended December 31, 2022, 96.7% of our total revenue was recurring in nature (based on revenue generated from assets that are under contract and not dependent on trading activity) and derived from either asset-based revenue or spread-based revenue from investor cash held at our proprietary custodian. In the year ended December 31, 2022, 86.4% of our total revenue was derived from asset-based revenue and 10.3% of our total revenue was derived from spread-based revenue. Since asset-based revenue is influenced by sector, asset class and market returns, while spread-based revenue is influenced by Federal Reserve movements and the amount of cash investors hold, our two sources of revenue are relatively uncorrelated, which has established a foundation for a resilient revenue model through various market fluctuations.

•

Attractive margin profile driven by a mix of proprietary and third-party solutions: Our open-architecture technology, investment solutions and custodial platform offer choice and superior capabilities for advisers. In addition, since we offer a balance of third-party and proprietary solutions, we capture incremental economics, which has led to enhanced margins. By offering proprietary solutions alongside third-party technology, asset management and custody solutions, we foster competition across our offering. This competition drives participants (including us) to improve their offerings or risk losing favor with advisers. Each solution competes on its own value proposition and merits, and we do not promote or advantage our proprietary offerings above those of third parties. Our trust company held approximately 72% of our platform assets, and our proprietary strategists served 26% of our platform assets, as of December 31, 2022, evidencing the strength of our proprietary offerings.

•

Consistent net flows growth: Because our platform offers an array of solutions to advisers and our technology is deeply integrated into advisers’ businesses, our net flows grew from $5.4 billion in 2019 to $5.6 billion in 2022, helping to offset some of the impact of market declines.

•

Significant operating leverage: Our purpose-built platform and upfront investments in our business have positioned us to benefit from upside growth and continued scale with meaningful operating leverage, while continuing to deliver enhanced platform capabilities and solutions to advisers. Our net income margin increased from 4.8% for the year ended December 31, 2021 to 16.7% for the year ended December 31, 2022, primarily driven by increased spread-based revenue. The power of the operating leverage in our model is most apparent from our ability to expand our adjusted net income margin (defined as adjusted net income divided by total revenue), which expanded from 19.5% for the year ended December 31, 2021 to 21.1% for the year ended December 31, 2022.

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

•

We are a disciplined acquirer: Growth through acquisition of small, subscale, outsource providers is a core competency of our business. Our value creation through acquisition is generated by purchase price discipline and our ability to grow relationships formed through these acquisitions. In 2014 and 2015, respectively, we acquired the platform assets of two firms that collectively added $3.5 billion in assets to our platform at the time of acquisition. On average, three years post-acquisition, these acquired assets had grown by 17% compounded annually. Subsequently, from 2019 through 2022, AssetMark has completed four additional acquisitions:

•	2019 acquisition of Global Financial Private Capital, Inc. (“GFPC”), adding $3.8 billion in platform assets;
•	2020 acquisition of OBS Financial Services, Inc. (“OBS”), adding $2.1 billion in platform assets;
•	2021 acquisition of Voyant, Inc. (“Voyant”), a leading global provider of SaaS-based financial planning solutions; and
•

2022 acquisition of Adhesion Wealth (“Adhesion”), a leading provider of wealth management technology solutions to RIAs, RIA enterprises, turnkey asset management programs (“TAMPs”) and asset managers, adding $6.9 billion in platform assets.

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

Human Capital

As of December 31, 2022, we had 980 employees. Our human capital resources objective is to foster community among our employees by identifying, recruiting, retaining, incentivizing and integrating our existing and new employees. Our talent management activities team provides consultation and support for employee engagement, while our human resources team ensures that benefit programs meet employee needs. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards. We also provide additional incentives to our employees, including a health and wellness stipend and technology reimbursements. None of our employees is represented by a labor union, and we consider our employee relations to be good.

Our workforce strategy moved towards a hybrid work model in 2022, with a number of our staff continuing to operate fully remotely. Across all of our offices, certain health and safety precautions remain in place, including nightly cleaning, higher cubicle walls and sanitizer stations at key access and high traffic points.

To help support and engage our employees as they returned to the office, we continued to expand our programs to include meditation sessions, charitable step challenges, onsite social and charitable events and wellness-focused education sessions on topics including stress, nutrition and financial management.

Employee Engagement

We measure our employee engagement annually through a survey of all associates. We believe the results of our 2022 engagement survey and our employee engagement efforts illustrate our commitment to our mission, values and culture in action. We are especially proud of the feedback and commitment our team members have provided as we moved forward from the unprecedented global health crisis and its impact on market volatility.

Diversity, Equity & Inclusion

As of December 31, 2022, our diversity by gender was 57% male and 43% female. Our diversity by race/ethnicity was 67% white, and underrepresented minorities (Hispanic, African American and other races/ethnicities) made up 19% of our employee population. Our commitment to diversity and inclusion is centered on the following pillars: Education. Representation, Development and Community.

In 2022, we continued to enhance our formal diversity and inclusion program, Respect at AssetMark – aligned with our core value of respect. The goals of our Respect at AssetMark program are to bring new diverse talent into the financial services industry through our internship program and to focus on recruiting and developing the talent that we already have within our organization to enable our associates to meet their fullest potential. Our continued and focused efforts have resulted in an increase in women in leadership within our organization.

ESG

In 2022, we reaffirmed our commitment to corporate social responsibility. We launched a values-driven investment program, which includes tailored ESG investment solutions as well as educational and operational resources that advisers can leverage to serve their clients.

In tandem with our new ESG investment solutions, we released our first ESG report to demonstrate our commitment to corporate citizenship. Prepared in accordance with the accounting standards published by the Sustainability Accounting Standards Board, the report highlights our current sustainability initiatives, practices and objectives.

We also entered into the ESG Amendment to our 2022 Credit Agreement (in each case, as defined in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—2022 Credit Agreement”) to incorporate key performance indicators and ESG pricing provisions into our 2022 Credit Agreement, in an effort to transparently align our ESG goals with our financing plans. The ESG Amendment introduced a margin adjustment incentive mechanism tied to three of our Sustainability Accounting Standards Board-aligned ESG objectives:

•	increasing the proportion of diverse new hires;

•	providing ESG training to advisers using our platform; and
•	expanding the number of ESG investment strategies offered on our platform.

Information About Our Executive Officers

The following table sets forth information regarding our executive officers as of March 14, 2023:

Name	Age	Position
Natalie Wolfsen	53	Chief Executive Officer and Director
Michael Kim	53	President and Chief Client Officer
Gary Zyla	51	EVP, Chief Financial Officer
Ted Angus	52	EVP, General Counsel
Carrie Hansen	52	EVP, Chief Operating Officer
David McNatt	48	EVP, Investment Solutions
Mukesh Mehta	56	EVP, Chief Information Officer
Esi Minta-Jacobs	50	EVP, Human Resources and Program Management

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

Michael Kim – President, Chief Client Officer

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

Ted Angus – EVP, General Counsel

Mr. Angus has served as our General Counsel since joining us in 2013. From 2010 to 2013, Mr. Angus served as the General Counsel at Genworth Financial Wealth Management, and from 2000 to 2010 he served in various roles at The Charles Schwab Corporation, including as Vice President and Associate General Counsel. From 1998 to 2000, Mr. Angus was an Associate in the securities litigation group at the law firm Brobeck, Phleger & Harrison LLP, and from 1995 to 1998, he was an Associate at Keesal,

Young & Logan. Mr. Angus holds a B.A. in both History and Economics from the University of California, Los Angeles and a J.D. from the University of California College of Law, San Francisco.

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

David McNatt – EVP, Investment Solutions

Mr. McNatt has served as our Executive Vice President of Investment solutions since April 2021. Mr. McNatt previously served as our Senior Vice President of Product Management and Development from April 2018 to April 2021, prior to which he served as our Vice President of Affluent Product Strategy from October 2017 to April 2018. Mr. McNatt has also held the roles of Vice President of Corporate Strategy and Vice President of Proprietary Product Development during his tenure at AssetMark. Prior to joining AssetMark, Mr. McNatt was with Russell Investments, responsible for the smart beta index product business. Mr. McNatt also spent more than 8 years at The Charles Schwab Corporation in various leadership roles where he was responsible for developing new business lines and investment products, including the launch and growth of the Schwab ETF business. Mr. McNatt received his B.A. in Finance with a minor in Economics from the University of South Florida and is a member of the CFA Institute and CFA Society of San Francisco.

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

Our revenue may fluctuate from period to period in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following events, as well as other factors described elsewhere in this Annual Report on Form 10-K:

•

a continued decline or slowdown in growth of the value of financial market assets or changes in the mix of assets on our platform, which may reduce the value of our platform assets and therefore our revenue and cash flows;

•	fluctuations in interest rates, which have a direct and proportionate impact on our spread-based revenue;
•	significant fluctuations in securities prices affecting the value of assets on our platform, including as a result of macroeconomic factors, inflation, geopolitics or public health concerns;
•	negative public perception and reputation of the financial services industry, which could reduce demand for our investment solutions and services;
•	acceleration of client investment preferences to lower-fee options;
•	downward pressure on fees we charge our investor clients, which would reduce our revenue;
•

changes in laws or regulations that could impact our ability to offer investment solutions and services, including any laws or regulations implicated by our controlling stockholder’s ultimate parent being a PRC company;

•	announcements regarding regulatory actions or litigation that are adverse to us or our business, including the payment of fines;
•	failure to obtain new clients or retain existing clients on our platform, or changes in the mix of clients on our platform;
•	failure of our financial adviser clients to obtain new investor clients or retain their existing investor clients;
•	failure to adequately protect our proprietary technology and intellectual property rights;
•	reduction in the suite of investment solutions and services made available by third-party providers to existing clients;
•	reduction in fee percentage or total fees for future periods, which may have a delayed impact on our results given that our asset-based fees are billed to advisers in advance of each quarter;
•	changes in our pricing policies or the pricing policies of our competitors to which we have to adapt; or
•	general domestic and international economic and political conditions that may decrease investor demand for financial advisers or investment services.

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

We compete on a number of bases including the performance of our technology, the level of fees charged, the quality of our services, our reputation and position in the industry, our ability to adapt to technological developments or unforeseen market entrants and our ability to address the complex and changing needs of our clients. Our failure to successfully compete on the basis of any of these factors could result in a significant decline in market share, revenue and net income. Furthermore, certain clients or potential clients may prefer not to work with a company, such as us, that is controlled by a PRC company in light of continued or increased tension in U.S.-PRC relations or any deterioration in political or trade relations between the United States and the PRC.

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

We derive a significant portion of our revenue from asset-based fees. Individual advisers or their clients may seek to negotiate lower asset-based fees. In particular, recent trends in the broker-dealer industry towards zero-commission trading may make self-directed brokerage services comparatively less expensive and, therefore, more attractive to investors as compared to investment advisory services, which could prompt our financial adviser clients to attempt to renegotiate the fees they pay to us. In addition, clients may elect to use products that generate lower revenue, which may result in lower total fees being paid to us. For example, in the past, one of our broker-dealer clients decided to limit access to certain of our retail share class strategies, resulting in a partial shift to lower-revenue products on our platform. If other broker-dealer clients similarly limit access to certain of our strategies such that advisers shift to our lower-revenue products, we may be required to shift our service offering towards lower-revenue products, which would lead to a decline in asset-based revenue. In addition, clients have in the past and may in the future choose to invest in lower cost products on our platform or otherwise negotiate changes in pricing for these products, which has negatively impacted and would negatively impact our revenue and net income. Further, as competition among financial advisers increases, financial advisers may be required to lower the fees they charge to their end investors, which could cause them to seek lower fee options on our platform or to more aggressively negotiate the fees we charge. Any reduction in asset-based fees could persist beyond the near term given the recurring quarterly nature of our asset-based fee arrangements. Any of these factors could result in a fluctuation or decline in our asset-based revenue, which would have a material adverse effect on our results of operations, financial condition or business.

Investors may redeem or withdraw their investment assets generally at any time. Significant changes in investing patterns or large-scale withdrawal of investment funds could have a material adverse effect on our results of operations, financial condition or business.

The clients of our financial advisers are generally free to change financial advisers, forgo the advice and other services provided by financial advisers or withdraw the funds they have invested with financial advisers. These clients of financial advisers may elect to change their investment strategies, including by withdrawing all or a portion of their assets from their accounts to avoid securities markets-related risks. These actions by investors are outside of our control and could materially adversely affect the market value of our platform assets, which would materially adversely affect the asset-based revenue we receive.

Changes in market and economic conditions (including as a result of geopolitical conditions or events) could lower the value of assets on which we earn revenue, thereby negatively impacting our revenue, and could decrease the demand for our investment solutions and services.

Asset-based revenue makes up a significant portion of our revenue, representing 86% and 97% of our total revenue for the years ended December 31, 2022 and 2021, respectively. In addition, given our fee-based model, we expect that asset-based revenue will continue to account for a significant percentage of our total revenue in the future. Significant fluctuations in securities prices have materially affected and will materially affect the value of the assets managed by our clients, and any decrease in the value of assets managed by our clients has and will continue to negatively impact our asset-based revenue. Spread-based revenue accounted for 10% and 2% of our total revenue for the years ended December 31, 2022 and 2021, respectively. Fluctuations in interest rates have and future fluctuations in interest rates will have a direct impact on our spread-based revenue. Changes in interest rates, inflation and other economic indicators may also influence financial adviser and investor decisions regarding whether to invest in, or maintain an investment in, one or more of our investment solutions. Inflation and other economic factors may also impact the cost of running our business including the cost of personnel, operations, travel and other expenses. If such fluctuations in securities prices, interest rates or inflation were to lead to decreased investment in the securities markets, our revenue and earnings derived from asset-based and spread-based revenue could be simultaneously materially adversely affected.

We provide our investment solutions and services to the financial services industry. The financial markets, and in turn the financial services industry, are affected by many factors, such as U.S. and foreign economic and geopolitical conditions and general trends in business and finance that are beyond our control, and could be adversely affected by changes in the equity or debt marketplaces, unanticipated changes in currency exchange rates, interest rates, inflation rates, the yield curve, financial crises, war, terrorism, natural disasters, pandemics and outbreaks of disease or similar public health concerns and other factors that are difficult to predict. During periods of severe or prolonged downturns or market volatility, investments may lose value and investors may choose to withdraw assets from financial advisers and use the assets to pay expenses or transfer them to investments that they perceive to be more secure, such as bank deposits and Treasury securities. Any prolonged downturn in financial markets, or increased levels of asset withdrawals could have a material adverse effect on our results of operations, financial condition or business.

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

Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, improper or unauthorized execution and processing of transactions, deficiencies in our operating systems, business disruptions and inadequacies or breaches in our internal control processes. Operational risk may also result from our hybrid in-person/remote work model. We operate in diverse markets and are reliant on the ability of our employees and systems to process large volumes of transactions often within short time frames. In the event of a breakdown or improper operation of systems (including due to extreme market volumes or volatility or the failure or delay of systems supporting our hybrid work model), human error or improper action by employees, we could suffer financial loss, regulatory sanctions or damage to our reputation. In addition, there may be circumstances when our customers are dissatisfied with our investment solutions and services, even in the absence of an operational error. In such circumstances, we may elect to make payments or otherwise incur increased costs or lower revenue to maintain customer relationships. In any of the forgoing circumstances, our results of operations, financial condition or business could be materially adversely affected.

We may make future acquisitions which may be difficult to integrate, divert management resources, result in unanticipated costs or dilute our stockholders.

We have in the past, and may in the future, choose to grow our business in part through acquisitions, which could pose a number of risks to our operations. We may not be able to complete acquisitions, or integrate the operations, products, technologies or personnel gained through any such acquisition, such as our recent acquisitions of Voyant and Adhesion Wealth, without a material adverse effect on our results of operations, financial condition or business. Assimilating the acquired businesses may divert significant management attention and financial resources from our other operations and could disrupt our ongoing business. We may have difficulty integrating the acquired operations, products, technologies or personnel, and may incur substantial unanticipated integration costs.

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

In addition, acquisitions, including our recent acquisitions of Voyant and Adhesion Wealth, may result in the loss of key employees or customers, particularly those of the acquired operations. Acquisitions, including our recent acquisitions of Voyant and Adhesion Wealth, could further adversely affect our existing business relationships with third parties and/or cause us to incur regulatory, legal or other liabilities from the acquired businesses, including claims for infringement of intellectual property rights, for which we may not be indemnified in full or at all.

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

Our reputation, which depends on earning and maintaining the trust and confidence of our clients, is critical to our business. Our reputation is vulnerable to many threats that can be difficult or impossible to control, and costly or impossible to remediate. Regulatory inquiries or investigations, lawsuits initiated by our clients, employee misconduct, perceptions of conflicts of interest and rumors concerning us or our third-party service providers, among other developments, could substantially damage our reputation, even if they are baseless or satisfactorily addressed. Potential, perceived and actual conflicts of interest are inherent in our business activities and could give rise to client dissatisfaction or litigation. In particular, we offer both proprietary and third-party mutual funds, portfolios of mutual funds and custodial services on our platform, and financial advisers or their clients could conclude that we favor our proprietary investment products or services over those of third parties. In addition, any perception that the quality of our investment solutions and services may not be the same or better than that of other providers can also damage our reputation. Further, continued or increased tension in U.S.-PRC relations or any deterioration in political or trade relations between the United States and the PRC may lead to negative investor and/or client sentiment towards us given that Huatai Securities Co., Ltd. (“HTSC”), a PRC company, is the ultimate parent of our controlling stockholder. Any damage to our reputation or that of our third-party service providers could harm our ability to attract and retain clients, which could materially adversely affect our results of operations, financial condition or business.

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

When we begin working with a new client or acquire new client assets through an acquisition or other transaction, we may be required to convert or transfer the new assets from the clients’ existing platform to our platform. These conversions sometimes present significant technological and operational challenges, can be time-consuming, may result in the loss of the target company’s clients and may divert management’s attention from other operational matters. If we fail to successfully complete our conversions in a timely and accurate manner, we may be required to expend more time and resources than anticipated, which could erode the profitability of the client relationship. In addition, any such failure may harm our reputation and may cause financial advisers or their clients to move their assets off of our platform or make it less likely that prospective clients will commit to working with us. Any of these risks could materially adversely affect our results of operations, financial condition or business.

Our business relies heavily on computer equipment, electronic delivery systems and the Internet. Any failures, disruptions or other adverse impacts could result in reduced revenue and the loss of customers.

The success of our business depends on our ability to deliver time-sensitive, up-to-date data and information. Our business relies heavily on computer equipment (including servers), electronic delivery systems and the Internet, but these technologies are vulnerable to disruptions, failures or slowdowns caused by fire, earthquake, power loss, telecommunications failure, terrorist attacks, wars, Internet failures, cyber-attacks and other events beyond our control. In addition to such vulnerabilities, there can be no assurance that the Internet’s infrastructure will continue to be able to support the demands placed on it by sustained growth in the number of users and amount of traffic, in particular as employers shift to or make permanent remote or hybrid work models involving workforces relying largely on home broadband and Internet access. To the extent that the Internet’s infrastructure is unable to support the demands placed on it, our business will be negatively impacted.

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

We rely heavily on the Internet in conducting our business, and are subject to general business regulations and laws as well as federal and state regulations and laws specifically governing the Internet. The adoption, modification or interpretation of laws or regulations relating to the Internet could impede the growth of the Internet or other online services or increase the cost of providing online services, which could adversely affect the manner in which we conduct our business. Such laws and regulations may cover sales practices, taxes, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts, consumer protection, broadband residential Internet access and the characteristics and quality of services. If we are required to comply with new regulations or legislation or new interpretations of existing regulations or legislation, we may be required to incur additional expenses or alter our business model, either of which could have a material adverse effect on our results of operations, financial condition or business. Likewise, any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation and brand, a loss in business, and proceedings or actions against us by governmental entities or others, which could adversely affect our results of operations, financial condition or business.

Inadequacy or disruption of our disaster recovery plans and procedures in the event of a catastrophe could adversely affect our business.

We have made a significant investment in our infrastructure, and our operations are dependent on our ability to protect the continuity of our infrastructure against damage from catastrophe or natural disaster, breach of security, cyber-attack, loss of power, telecommunications failure or other natural or man-made events, including regional or global health events. Such a catastrophic event could have a direct negative impact on us by adversely affecting financial advisers, our employees or facilities and our ability to serve clients using a hybrid workforce, or an indirect impact on us by adversely affecting the financial markets or the overall economy. While we have implemented business continuity and disaster recovery plans and maintain business interruption insurance, it is impossible to fully anticipate and protect against all potential catastrophes, in particular those affecting a dispersed workforce. If our business continuity and disaster recovery plans and procedures were disrupted, inadequate or unsuccessful in the event of a catastrophe, we could experience a material adverse interruption of our operations. We serve financial advisers and their clients using third-party data centers and cloud services. While we have electronic access to the infrastructure and components of our platform that are hosted by third parties, we do not control the operation of these facilities. Consequently, we may be subject to service disruptions as well as failures to provide adequate support for reasons that are outside of our direct control. These data centers and cloud services are vulnerable to damage or interruption from a variety of sources, including earthquakes, floods, fires, power loss, system failures, cyber-attacks, physical or electronic break-ins, human error or interference (including by employees, former employees or contractors), and other catastrophic events, including regional or global health events. Our data centers may also be subject to local administrative actions, changes to legal or permitting requirements and litigation to stop, limit or delay operations. Despite precautions taken at these facilities, such as disaster recovery and business continuity arrangements, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in interruptions or delays in our services, impede our ability to scale our operations or have other adverse impacts on our business.

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

Further, the engagement contracts governing our relationships with broker-dealers, financial advisers and strategists are terminable by either us or the broker-dealer, financial adviser or strategist, as applicable, upon short-notice with or without cause. Further, broker-dealers and financial advisers may substantially reduce their use of our platform without terminating their agreements with us. Loss of our investor and enterprise clients, whether due to termination of a significant number of engagement contracts or otherwise, may have a material adverse effect on our financial condition and result in harm to our results of operations, financial condition or business.

We are dependent on third-party service providers in our operations.

We utilize numerous third-party service providers in our operations, including for the development of new product offerings, the provision of custodial, strategy and other services and the maintenance of our proprietary systems. A failure by a third-party service provider could expose us to an inability to provide contractual services to our clients in a timely manner. Additionally, if a third-party service provider is unable to provide these services, we may incur significant costs to either internalize some of these services or find a suitable alternative. We serve as the investment adviser for several of the products offered through our investment management programs and utilize the services of investment sub-advisers to manage many of these assets. A failure in the performance of our due diligence processes and controls related to the supervision and oversight of these firms in detecting and addressing conflicts of interest, fraudulent activity, data breaches and cyber-attacks or noncompliance with relevant securities and other laws could cause us to suffer financial loss, regulatory sanctions or damage to our reputation.

We are dependent on third-party pricing services for the valuation of securities invested in our investment products.

The majority of the securities held by our investment products are valued using quoted prices from active markets gathered by external third-party pricing services. We are dependent on such services for those valuations and their failure to accurately price those securities may result in inaccurate valuation of securities in our systems. In addition, in rare cases where market prices are not readily available, securities are valued in accordance with procedures applicable to that investment product. These procedures may utilize unobservable inputs that are not gathered from any active markets and involve considerable judgment. If these valuations prove to be inaccurate, our revenue and earnings from platform assets could be adversely affected.

We rely on our executive officers and other key personnel.

We depend on the efforts of our executive officers, other management team members and key employees. Our executive officers, in particular, play an important role in the stability and growth of our business, and our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. The loss of any key personnel could have a material adverse effect on our results of operations, financial condition or business.

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

As of December 31, 2022, we had total indebtedness of $119 million. Our ability to make scheduled payments on or to refinance our indebtedness depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flow from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay acquisitions and capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis could harm our ability to incur additional indebtedness. In the absence of sufficient cash flows and capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our 2022 Credit Agreement (as defined in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”) currently restricts our ability to dispose of assets and our use of the proceeds from such disposition. We may not be able to consummate those dispositions, and the proceeds of any such disposition may not be adequate to meet any debt service obligations then due. Any of these circumstances could adversely affect our results of operations, financial condition or business.

Restrictions in our existing and future debt agreements could limit our growth and our ability to engage in certain activities.

Our 2022 Credit Agreement contains a number of covenants that impose operating and financial restrictions on us, including restrictions on our ability to incur additional indebtedness, create liens, make acquisitions, dispose of assets and make restricted payments, among others. In addition, our 2022 Credit Agreement requires us to maintain certain financial ratios. These restrictions may limit our ability to obtain future financings, to withstand a future downturn in our business or the economy in general, or to otherwise conduct necessary corporate activities. We may also be prevented from taking advantage of acquisitions or other business opportunities that arise because of the limitations that the restrictive covenants under our 2022 Credit Agreement impose on us. A breach of any covenant in our 2022 Credit Agreement would result in a default under the applicable agreement after any applicable grace periods. A default, if not waived, could result in acceleration of the indebtedness outstanding under the 2022 Credit Agreement and our inability to borrow thereunder. The accelerated indebtedness would become immediately due and payable. If that occurs, we may not be able to make all of the required payments or borrow on short notice sufficient funds to refinance such indebtedness. Even if new financing were available at that time, it may not be on terms that are acceptable to us.

We are a holding company and rely on dividends, distributions and other payments, advances and transfers of funds from our subsidiaries to meet our debt service and other obligations.

We have no direct operations and derive all of our cash flow from our subsidiaries. Because we conduct our operations through our subsidiaries, we depend on those entities for dividends and other payments or distributions to meet any existing or future debt service and other obligations. The deterioration of the earnings from, or other available assets of, our subsidiaries for any reason could limit or impair their ability to pay dividends or other distributions to us. In addition, SEC and Financial Industry Regulatory Authority (“FINRA”) regulations may under certain circumstances restrict the payment of dividends by a registered broker-dealer. Compliance with this regulation may impede our ability to receive dividends from our subsidiary AssetMark Brokerage, LLC (“AMB”).

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

Despite our efforts to ensure the integrity, confidentiality, availability and authenticity of our proprietary systems and information, it is possible that we may not be able to anticipate or implement effective preventive measures against all cyber threats. No security solution, strategy, or measures can address all possible security threats or block all methods of penetrating a network or otherwise perpetrating a security incident. The risk of unauthorized circumvention of our security measures or those of our third-party providers, clients and partners has been heightened by advances in computer and software capabilities and the increasing sophistication of hackers, including those operating on behalf of nation-state actors, who employ complex techniques involving the theft or misuse of personal and financial information, counterfeiting, “phishing” or social engineering incidents, account takeover attacks, denial or degradation of service attacks, malware, fraudulent payment and identity theft. Because the techniques used by hackers change frequently and are increasingly complex and sophisticated, and new technologies may not be identified until they are launched against a target, we and our third-party service providers may be unable to anticipate these techniques or detect an incident, assess its severity or impact, react or appropriately respond in a timely manner or implement adequate preventative measures. Our systems are also subject to compromise from internal threats, such as theft, misuse, unauthorized access or other improper actions by employees, service providers and other third parties with otherwise legitimate access to our systems or databases. The latency of a compromise is often measured in months, but could be years, and we may not be able to detect a compromise in a timely manner.

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

Regardless of whether a security incident or act of fraud involving our solutions is attributable to us or our third-party service providers, such an incident could, among other things, result in improper disclosure of information, harm our reputation and brand, reduce the demand for our products and services, lead to loss of client business or confidence in the effectiveness of our security measures, disrupt normal business operations or result in our systems or products and services being unavailable. In addition, such incidents may require us to spend material resources to investigate or correct the incident and to prevent future security incidents, expose us to uninsured liability, increase our risk of regulatory scrutiny, expose us to protracted and costly litigation, trigger indemnity obligations, result in damages for contract breach, divert the attention of management from the operation of our business and otherwise cause us to incur significant costs or liabilities, any of which could affect our results of operations, financial condition and reputation. Moreover, there could be public announcements regarding any such incidents and any steps we take to respond to or remediate such incidents, and if securities analysts or investors perceive these announcements to be negative, it could, among other things, have a substantial adverse effect on the price of our common stock. In addition, our remediation efforts may not be successful. Further, any adverse findings in security audits or examinations could result in reputational damage to us, which could reduce the use and acceptance of our solutions, cause our customers to cease doing business with us or have a significant adverse impact on our revenue and future growth prospects. Furthermore, even if not directed at us specifically, attacks on other financial institutions could disrupt the overall functioning of the financial system or lead to additional regulation and oversight by federal and state agencies, which could impose new and costly compliance obligations.

If we are not able to satisfy data protection, security, privacy and other government- and industry-specific requirements or regulations, our results of operations, financial condition or business could be harmed.

Personal privacy, data protection, information security and other regulations are significant in the United States and abroad. We are subject to a variety of laws and regulations that apply to our collection, use, retention, protection, disclosure, transfer and other processing of personal information, and our handling of personal data is regulated by federal, state and international governmental authorities and regulatory agencies, including those imposed pursuant to our National Security Agreements with the Committee on Foreign Investment in the United States (“CFIUS”). In addition to such laws and regulations, we may be subject to self-regulatory standards or other rules pertaining to information security and data protection proposed by privacy advocates, industry groups, other self-regulatory bodies or other information security or data protection-related organizations. These and other industry standards may legally or contractually apply to us, or we may elect to comply with such standards. Further, our contractual arrangements may impose additional, or more stringent, obligations upon us relating to our collection, use, retention, protection, disclosure, transfer and other processing of personal, financial and other data.

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

Recently, the most rapid development in U.S. data privacy and security laws has been at the state level. For example, on June 28, 2018, California enacted the California Consumer Privacy Act (the “CCPA”), which took effect on January 1, 2020. The CCPA increased privacy rights for California residents and imposes obligations on companies that process their personal information, including an obligation to provide certain disclosures to such residents. Specifically, among other things, the CCPA created new consumer rights, and imposes corresponding obligations on covered businesses, relating to the access to, deletion of and sharing of personal information collected by covered businesses, including California residents’ right to access and delete their personal information, opt out of certain sharing and sales of their personal information and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action is expected to increase the likelihood of, and risks associated with, data breach litigation. The CCPA has already been amended several times, and further amendments may be enacted. Although interpretive guidance through enforcement cases brought by the California Office of the Attorney General is becoming available, even in its current form, it remains unclear how various provisions of the CCPA will be interpreted and enforced. Additionally, on November 3, 2020, California voters approved a further amendment to the CCPA, the California Privacy Rights Act (the “CPRA”), which took effect in most material respects on January 1, 2023. The CPRA significantly modified the CCPA, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts, which has resulted in further uncertainty and has caused us to incur additional costs and expenses related to our compliance efforts. It remains unclear how various provisions of the CCPA and CPRA will be interpreted and enforced. Numerous other states, including Virginia, Utah, Connecticut and Colorado, have also enacted or are in the process of enacting or considering comprehensive state-level data privacy and security laws, rules and regulations. Compliance with these state laws may require us to modify our data processing practices and policies and may increase our compliance costs and potential liability. There is also discussion in Congress of a new comprehensive federal data protection and privacy law to which we likely would be subject if it is enacted.

Additionally, in February 2022, the SEC proposed rules regarding cybersecurity that would require financial advisers, investment companies and public companies to adopt and implement formal cybersecurity policies, report significant cybersecurity incidents to the SEC and provide enhanced disclosure of cybersecurity risks and incidents to investors. The proposed rules are subject to a comment period, and the final rules adopted by the SEC may differ significantly from the proposed rules. If adopted as proposed, the rules are expected to increase the cost of operating our business and will likely require additional time and resources dedicated to reporting and compliance matters.

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

Internationally, many jurisdictions have established their own data security and privacy legal frameworks with which we may need to comply. For example, the European Union (the “EU”) has adopted the General Data Protection Regulation (the “GDPR”), which went into effect in May 2018 and contains numerous requirements and changes from previously existing EU law, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs. The GDPR requires data controllers to implement more stringent operational requirements for processors and controllers of personal data, including, for example, transparent and expanded disclosure to data subjects about how their personal information is to be used, limitations on retention of information, mandatory data breach notification requirements, and higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Economic Area (the “EEA”), including the United States. Fines for noncompliance with the GDPR are significant and can be up to the greater of €20 million or 4% of annual global turnover. The GDPR also provides that EU member states may introduce further conditions, including limitations, which could limit our ability to collect, use and share EU data, and could cause our compliance costs to increase, ultimately having an adverse impact on our results of operations, financial condition or business.

In July 2020, the Court of Justice of the European Union (the “CJEU”) ruled the EU-US Privacy Shield Framework, one of the primary safeguards that allowed U.S. companies to import personal data from the EU to the U.S., was invalid. The CJEU’s decision also raised questions about whether the most commonly used mechanism for cross-border transfers of personal data out of the EEA, namely, the European Commission’s Standard Contractual Clauses, can lawfully be used for personal data transfers from the EU to the United States or other countries the European Commission has determined do not provide adequate data protections under their laws. On June 4, 2021, the European Commission adopted new Standard Contractual Clauses, which impose on companies additional obligations relating to data transfers, including the obligation to conduct a transfer impact assessment and, depending on a party’s role in the transfer, to implement additional security measures and to update internal privacy practices. As of September 27, 2021, companies must use the new Standard Contractual Clauses to govern data transfers made absent an adequacy determination or appropriate safeguards, and as of December 27, 2022, companies must replace existing Standard Contractual Clauses to govern current processing operations. If we are unable to implement a valid mechanism for personal data transfers from the EU, we will face increased exposure to regulatory actions, substantial fines and injunctions against processing personal data from the EU. Similar challenges could also arise in other jurisdictions that adopt regulatory frameworks of equivalent complexity.

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

We license certain trademark and web domain rights from third parties and may be subject to claims of infringement if such parties do not possess the necessary intellectual property rights. In addition, we may face risk of infringement or misappropriation claims if we hire an employee who possesses third-party proprietary information who decides to use such information in connection with our investment solutions, services or business processes without such third party’s authorization. Furthermore, third parties may in the future assert intellectual property infringement claims against our customers, which, in certain circumstances, we have agreed to indemnify.

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

As a Delaware corporation with no revenue from or operations within the PRC, we are not subject to regulation by PRC authorities. However, because HTSC, the ultimate parent company of our controlling stockholder, is an enterprise incorporated under the laws of the PRC, our controlling stockholder and HTSC are subject to and must comply with PRC laws and regulations promulgated by PRC governmental authorities. Such regulations may influence the decisions of our controlling stockholder, as well as those of its director appointees serving on our board of directors, regarding our business and operations. Certain of these regulations require our controlling stockholder to approve specific corporate actions taken by us, including any amendment to our certificate of incorporation; certain mergers, acquisitions, asset sales and divestments that we may seek to undertake; and certain related-party transactions in which we are involved. In addition, certain PRC regulations require our controlling stockholder to file with or obtain approval from various PRC regulators before approving certain of our corporate actions, including:

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

In addition, PRC regulations require our controlling stockholder to ensure that our business focuses on securities, futures, asset management, broker-dealer services, financial information services, financial information technology system services, back-office support services for specific financial businesses or products or other financial-related businesses. A failure by our controlling stockholder to comply with these or other existing or future PRC laws or regulations could result in the imposition of administrative or financial sanctions against our controlling stockholder by PRC authorities. These laws and regulations could cause our controlling stockholder and its director appointees serving on our board of directors to act in a manner that may not be perceived to be in the best interests of our other stockholders. Likewise, any failure by our controlling stockholder to obtain certain approvals, make requisite filings or otherwise comply with PRC laws and regulations could materially limit our ability to raise debt financing or make certain investments, any of which could have a material adverse effect on our results of operations, financial condition or business.

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

There can be no assurance that HTSC will obtain the requisite approvals if we desire to enter into any of the above transactions, and a failure to do so would restrict our ability to engage in such transactions. Furthermore, regulators including the CSRC, The Shanghai Stock Exchange or The Stock Exchange of Hong Kong Limited could impose additional restrictions or approval requirements that could impact our ability to undertake certain corporate actions. We cannot guarantee that our controlling stockholder will be able to successfully or timely obtain any of the approvals needed to permit us to undertake any of the corporate actions described above, and the failure to do so may have a material adverse effect on our results of operations, financial condition or business.

The Committee on Foreign Investment in the United States (“CFIUS”) may modify, delay or prevent our future acquisition or investment activities.

For so long as HTSC retains a material ownership interest in us, we will be deemed a “foreign person” under the regulations relating to CFIUS. As such, acquisitions of or investments in U.S. businesses or foreign businesses with U.S. subsidiaries that we may wish to pursue may be subject to CFIUS review, the scope of which was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-passive, non-controlling investments (including certain investments in entities that hold or process personal information about U.S. nationals), certain acquisitions of real estate even with no underlying U.S. business, transactions the structure of which is designed or intended to evade or circumvent CFIUS jurisdiction and any transaction resulting in a “change in the rights” of a foreign person in a U.S. business if that change could result in either control of the business or a covered non-controlling investment. FIRRMA also subjects certain categories of investments to mandatory filings. If a particular proposed acquisition or investment by us in a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit to CFIUS review on a voluntary basis, or to proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. CFIUS may decide to block or delay an acquisition or investment by us, impose conditions with respect to such acquisition or investment or order us to divest all or a portion of a U.S. business that we acquired or in which we invested without first obtaining CFIUS approval, which may limit the attractiveness of or prevent us from pursuing certain acquisitions or investments that we believe would otherwise be beneficial to us and our stockholders. These risks are increasing due to geopolitical, policy or regulatory developments, particularly with regard to U.S.-PRC relations.

Changes in relations between the United States and the PRC, or in U.S. regulations concerning the PRC, may adversely impact our results of operations, financial condition or business, our ability to raise capital or the market price of our common stock.

The U.S. government, including the SEC, has made statements and taken certain actions that have led to, and may in the future make statements or take actions that would lead to, changes in relations between the United States and the PRC, which statements and actions could impact companies, including us, with connections to the PRC. In particular, the United States has imposed sanctions and restrictions on the PRC, and may in the future impose policies on or increase scrutiny of companies in the PRC (such as HTSC) or in the United States with significant PRC ownership (such as us) that could restrict or negatively impact our business or our ability to access the U.S. capital markets. More broadly, changes in political conditions in the PRC and changes in the state of PRC-U.S. relations, including any tensions relating to potential military conflict between the PRC and Taiwan, are difficult to predict and could lead to policies or regulations that adversely affect our results of operations or financial condition on account of our controlling stockholder’s ties to the PRC. The foregoing also impacts decisions by certain clients regarding whether they will remain on our platform, or decisions by potential clients as to whether they will do business on our platform. Furthermore, continued or increased tension in U.S.-PRC relations or any deterioration in political or trade relations between the United States and the PRC may lead to negative investor sentiment towards companies with significant PRC ownership, which could make our common stock less attractive to U.S. investors and depress the market price of our common stock, which in turn would make it difficult for us to access the U.S. capital markets.

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

AssetMark, Inc. (“AMI”) and Atria Investments, Inc. (doing business as Adhesion Wealth), our investment adviser subsidiaries, are registered with the SEC under the Investment Advisers Act of 1940 (as amended, the “Advisers Act”) and are regulated thereunder. Many of our investment advisory services are conducted pursuant to the nonexclusive safe harbor from the definition of an “investment company” provided under Rule 3a-4 under the Investment Company Act of 1940 (as amended, the “1940 Act”). If Rule 3a-4 were to cease to be available, or if the SEC were to modify the rule or its interpretation of how the rule is applied, our business could be adversely affected. In addition, AMI provides advice to certain mutual fund clients. Mutual funds are registered as “investment companies” under the 1940 Act. The Advisers Act and the 1940 Act, together with related regulations and interpretations of the SEC, impose numerous obligations and restrictions on investment advisers and mutual funds, including requirements relating to the safekeeping of client funds and securities, limitations on advertising, disclosure and reporting obligations, prohibitions on fraudulent activities, restrictions on transactions between an adviser and its clients, and between a mutual fund and its advisers and affiliates, and other detailed operating requirements, as well as general fiduciary obligations.

AMI is also a commodity pool operator (“CPO”) registered with the Commodity Futures Trading Commission (“CFTC”), and is a member of the National Futures Association (the “NFA”). As such, it is subject to regulatory requirements under the Commodity Exchange Act (the “CEA”), CFTC regulations and NFA by-laws and rules. Registration as a CPO imposes additional compliance obligations on AMI, which generate compliance costs and may affect our operations and financial performance. These obligations include disclosure and reporting requirements, restrictions on advertising, registration and licensing of certain personnel and conduct and anti-fraud requirements, among others. AMI is not registered with the CFTC as a commodity trading advisor, based on its determination that it can rely on certain exemptions from registration provided by the CEA and the rules thereunder. If applicable exemptions cease to be available to AMI, it may become subject to additional compliance obligations as a commodity trading advisor, which could further increase our compliance costs.

AMB, our limited purpose broker-dealer subsidiary, is subject to regulatory restrictions and requirements imposed by applicable statutes, regulations and policies in the jurisdictions in which we operate. U.S. government agencies and self-regulatory organizations, including U.S. state securities commissions, are empowered to enforce the regulatory restrictions and requirements applicable to AMB and conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer from registration or membership. AMB is registered with the SEC and with all 53 U.S. states and jurisdictions as a limited purpose broker-dealer providing mutual fund distribution and underwriting, and is a member of FINRA, a securities industry self-regulatory organization that supervises and regulates the conduct and activities of its members. As a registered broker-dealer, AMB is subject to periodic examinations and investigations by FINRA. Further, broker-dealers are subject to regulations that cover all applicable aspects of their business, which may include sales practices, anti-money laundering, handling of material non-public information, safeguarding data, recordkeeping, reporting and the conduct and qualifications of directors, officers, employees, representatives and other associated persons. Additionally, in June 2020, certain SEC rulemakings and interpretations went into effect that (i) require broker-dealers to act in the “best interest” of retail customers when making a recommendation, without placing the financial or other interests of the broker-dealer ahead of the interest of the retail customer (“Regulation Best Interest”), (ii) require that broker-dealers and investment advisers deliver to retail investors a short-form disclosure document describing the firm’s relationship with and duties to the customer (“Form CRS”), (iii) clarify the scope of the “solely incidental” exception to Advisers Act registration by brokers when providing investment advice and (iv) clarify the SEC’s views on the fiduciary duty that investment advisers owe to their clients. Compliance with “Regulation Best Interest” and Form CRS disclosure remains an area of focus for the SEC and FINRA.

Our subsidiary AssetMark Trust Company (“ATC”) is a trust company licensed with, and subject to supervision, periodic examination, and regulation by, the Arizona Department of Insurance and Financial Institutions. ATC is one of several custodians on our platform that offers integrated custodial, brokerage and related services to clients of our adviser clients. Further, ATC and AMB are subject to the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001, and the implementing regulations thereunder, which require financial institutions, including broker-dealers, to establish anti-money laundering compliance programs, file suspicious activity and other reports with the U.S. government and maintain certain records. Broker-dealers, including AMB and mutual funds must also implement related customer identification procedures and customer due diligence procedures, including beneficial ownership identification procedures.

All of the foregoing laws and regulations are complex, evolving, unclear and inconsistent across various jurisdictions, and we are required to expend significant resources to monitor and maintain our compliance with such laws and regulations. The costs of compliance, including potentially the loss of our ability to conduct certain operations, with any newly applicable laws or regulations could have a material adverse effect on our results of operations, financial condition or business. Further, we frequently develop improvements to our existing products and services, as well as new products and services. Many of these improvements or new products and services may implicate regulations to which we may not already be subject or with which we may not have experience. Any failure on our part to comply with applicable laws and regulations could result in regulatory fines, suspensions of personnel or other sanctions, including revocation of our registration or that of our subsidiaries as an investment adviser, broker-dealer, CPO or trust company, as the case may be, which could, among other things, require changes to our business practices and scope of operations or harm our reputation, which, in turn could have a material adverse effect on our results of operations, financial condition or business.

We also rely on exemptions from various regulatory regimes. These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties whom we do not control. If for any reason these exemptions were to become unavailable to us, we could become subject to regulatory action, or third-party claims or additional compliance costs, and our results of operations, financial condition or business could be materially and adversely affected.

Changes to the laws or regulations applicable to us or to our financial adviser clients could adversely affect our results of operations, financial condition or business.

We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, CFTC, Arizona Department of Insurance and Financial Institutions or other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets around the world. In addition, we may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. For example, in December 2020, the SEC adopted reforms under the Advisers Act to modernize the rules that govern investment adviser advertisements and payments to solicitors. The compliance date to adopt the reforms under the Advisers Act was November 4, 2022. Additionally, on October 26, 2022, the SEC proposed a new rule and rule amendments under the Advisers Act to prohibit registered investment advisers from outsourcing certain services and functions without conducting due diligence and monitoring of the service providers. Many investment advisers, including us, re-evaluate their business models in light of these and other similar regulatory changes, and any ultimate change to their business models may affect their desire or ability to use our services and may therefore adversely affect our business. Legislative or regulatory actions and any required changes to our business operations resulting from such legislation and regulations, as well as any deficiencies in our compliance with such legislation and regulation, could result in significant loss of revenue, limit our ability to pursue business opportunities in which we might otherwise consider engaging or otherwise adversely affect our businesses.

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

A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Until such time as we are no longer an “emerging growth company,” our independent registered public accounting firm will not be required to attest as to our internal controls over financial reporting. When we lose our status as an “emerging growth company,” which we expect to occur no later than December 31, 2024, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. In this regard, we will continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. This process is and will continue to be time-consuming, costly and complicated.

If we fail to identify or remediate any material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, if we are unable to conclude that our internal controls over financial reporting are effective or if, once required, our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. As a result of any such failures, we could also become subject to stockholder or other third-party litigation, as well as investigations by the New York Stock Exchange (the “NYSE”), the SEC or other regulatory authorities, which could result in fines, trading suspensions or other remedies, harm our reputation and financial condition and divert financial and management resources from our regular business activities.

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

The financial services industry faces substantial regulatory enforcement risks and litigation. Like many firms operating within the financial services industry, we are experiencing a difficult regulatory environment across our markets. Our current scale and reach as a provider to the financial services industry, the increased regulatory oversight of the financial services industry generally, the increase in speed of proposing and adopting new laws, rules and regulations, ever-changing regulatory interpretations of existing laws and regulations and the retroactive imposition of new interpretations through enforcement actions have made this an increasingly challenging and costly regulatory environment in which to operate. In particular, the SEC over the past several years has undertaken an aggressive rulemaking agenda covering a broad array of topics, including securities market structure and settlement, regulatory reporting and recordkeeping, investor disclosures, the scope of various registration requirements, cybersecurity and money market funds, among others. Regulatory examinations or investigations could result in the identification of matters that may require remediation activities or enforcement proceedings by regulators. For example, as previously disclosed, we are currently under investigation by the SEC’s Division of Enforcement concerning disclosure practices with respect to potential conflicts of interest among our subsidiaries, which we believe is part of a broader SEC initiative examining disclosure of potential conflicts of interest in the investment advisory industry. The direct and indirect costs of responding to these examinations, or of defending ourselves in any litigation could be significant, and the outcome of examinations, litigation or regulatory action is inherently difficult to predict and could have an adverse effect on our ability to offer some of our products and services. Additionally, actions brought against us may result in settlements, awards, injunctions, fines and penalties, which could negatively impact our results of operations, financial condition, business and reputation.

Failure to properly disclose conflicts of interest could harm our reputation, results of operations or business.

We are party to certain compensation arrangements pursuant to which we receive payments based on client assets invested in certain investment products, including ETFs, proprietary mutual funds and third-party mutual funds. In certain circumstances, such arrangements allow us to receive payments from multiple parties based on the same client asset. Further, we operate as a registered investment adviser, our status as which subjects us to a legal obligation to operate under the fiduciary standard. The SEC and other regulators have increased their scrutiny of potential conflicts of interest, and we have implemented policies and procedures to mitigate such conflicts of interest. However, if we fail to fully disclose or adequately mitigate conflicts of interest, become subject to retroactive determinations that past disclosures or mitigation efforts were not sufficient or if our policies and procedures are not effective, we could face reputational damage, litigation or regulatory proceedings or penalties, any of which may adversely affect our reputation, results of operations or business.

In the event of a change of control of our Company, we may be required to obtain FINRA approval and the consent of our advisory clients to the change of control, and any failure to obtain these consents could adversely affect our results of operations, financial condition or business.

As required by the Advisers Act, the investment advisory agreements entered into by AMI provide that an “assignment” of the agreement may not be made without the client’s consent. Under the 1940 Act, advisory agreements with registered funds provide that they terminate automatically upon “assignment” and the board of directors and the shareholders of the registered funds must approve a new agreement for advisory services to continue. Under both the Advisers Act and the 1940 Act, a change of ownership may constitute such an “assignment” if it is a change of control. For example, under certain circumstances, an assignment may be deemed to occur if a controlling block of voting securities is transferred, if any party acquires control, or, in certain circumstances, if a controlling party gives up control. Under the 1940 Act, a 25% voting interest is presumed to constitute control. HTSC, through its indirect subsidiary Huatai International Investment Holdings Limited (“HIIHL”), held a 68.9% voting interest in us as of December 31, 2022. An assignment or a change of control could be deemed to occur in the future if we, or one of our investment adviser subsidiaries, were to gain or lose a controlling person, or in other situations that may depend significantly on the facts and circumstances. In any such case, we would seek to obtain the consent of our advisory clients, including any funds, to the assignment. Further, our U.S. broker-dealer subsidiary, AMB, is a member of FINRA and subject to FINRA rules, which could impede or delay a change of control. FINRA Rule 1017 generally provides that FINRA approval must be obtained in connection with any transaction resulting in a single person or entity acquiring or controlling, directly or indirectly, 25% or more of a FINRA member’s or its parent company’s equity. If we fail to obtain such consents or approval, our results of operations, financial condition or business could be adversely affected.

Risks Related to Ownership of Our Common Stock

Control by our principal stockholder could adversely affect our other stockholders.

HTSC, through its indirect subsidiary HIIHL, owned approximately 68.9% of our outstanding shares of common stock as of December 31, 2022, and controls our management and affairs, including determining the outcome of matters requiring stockholder approval. So long as HTSC continues to own a significant amount of the outstanding shares of our common stock, even if such amount is less than a majority, HTSC will continue to be able to strongly influence or effectively control our decisions, including matters requiring approval by our stockholders (including the election of directors and the approval of mergers or other extraordinary transactions), regardless of whether or not other stockholders believe that the transaction is in their own best interests. Such concentration of voting power could also have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company and might ultimately affect the market price of our common stock.

Further, HTSC and its affiliates engage in a broad spectrum of activities, including investments in the financial services industry in particular. In the ordinary course of their businesses, HTSC and its affiliates may engage in activities where their interests conflict with our interests or those of our other stockholders. In addition, HTSC or an affiliate may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. Further, although we are a stand-alone public company, HTSC, as our controlling stockholder, may from time to time make strategic decisions that may be different from the decisions that we would have made on our own. HTSC’s decisions with respect to us or our business may be resolved in ways that favor HTSC and therefore HTSC’s own shareholders, which may not coincide with the interests of our other stockholders. Although our Audit and Risk Committee reviews and approves all proposed related party transactions, including any transactions between us and HTSC, we may not be able to resolve certain conflicts of interest, or the resolution may be less favorable to us and our other stockholders.

Our stock price may be volatile, and the value of our common stock may decline.

The market price of our common stock may be highly volatile and may fluctuate or decline substantially as a result of a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. In addition, the limited public float of our common stock tends to increase the volatility of its trading price, in particular during times of high volatility in the broader stock market. Factors that could cause fluctuations in the market price of our common stock include the following:

•	market conditions in the broader stock market in general, or in our industry in particular;
•	changes in the interest rate environment;
•	actual or anticipated fluctuations in our quarterly financial and operating results;
•	introduction of new products and services by us or our competitors;
•	issuance of new or changed securities analysts’ reports or recommendations;
•	sales of large blocks of our stock by our employees or controlling stockholder or the perception that our employees or controlling stockholder will sell our stock;
•	additions or departures of key personnel;
•	regulatory developments, litigation and governmental investigations; and
•	economic, political and geopolitical conditions or events, including public health concerns.

These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of our common stock and may otherwise negatively affect the liquidity of our common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have often instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial defense costs. Such a lawsuit could also divert the time and attention of our management from our business.

An active market for our common stock may not be sustained, which may inhibit the ability of our stockholders to sell shares of our common stock.

Although our common stock is listed on the NYSE under the symbol “AMK,” we cannot assure you that an active trading market for our common stock will continue on that exchange or elsewhere. The majority of AMK shares are not available for sale in the public market. Accordingly, we cannot assure you of the likelihood of your ability to sell your shares of our common stock when desired, the prices that you may be able to obtain for your shares or the liquidity of any trading market.

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

Specifically, HIIHL, the holder of 50,873,799 shares of our common stock as of December 31, 2022, has the right, subject to certain exceptions and conditions, to require us to register its shares of common stock under the Securities Act and to participate in future registrations of securities by us. Registration of any of these outstanding shares of common stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the applicable registration statement. Further, the president of the United States has threatened to limit Chinese ownership in U.S. technology companies; if, as a result of new laws or regulations limiting such ownership, HIIHL is required to divest some or all of its shares of our common stock, such sales could cause the price of our common stock to decline, particularly if HIIHL is required to sell shares in a short amount of time.

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

The market price of shares of our common stock may drop significantly if HIIHL exercises its registration rights or is forced to sell some or all of its shares, or if the market perceives that such exercise or sell down is likely to occur. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities. We have in the past and may in the future issue our securities in connection with investments or acquisitions, and such issuances could constitute a material portion of the then-outstanding shares of our common stock. Any such issuance of additional securities may result in additional dilution to our stockholders.

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

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies has or will make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we have elected to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, as well as exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict whether investors have or will find our common stock less attractive because we rely on these exemptions. If some investors find our common stock less attractive as a result of our reliance on these exemptions, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

As an “emerging growth company” as defined in the JOBS Act, we have elected to take advantage of certain temporary exemptions from various reporting requirements including, but not limited to, the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and certain disclosure obligations regarding executive compensation in our periodic reports and proxy statements, as well as exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, we have and may continue to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies, as permitted by the JOBS Act.

When these exemptions cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with applicable regulatory and reporting requirements. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives, and we expect that these initiatives will substantially increase our legal and financial compliance costs. Such increased costs may require us to reduce costs in other areas of our business or increase the prices of our services. We cannot predict or estimate the amount of additional costs we may incur as a result of losing our “emerging growth company” status or the precise timing of such costs. We expect to lose our “emerging growth company” status no later than December 31, 2024.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters are located in Concord, California and consist of approximately 96,944 square feet of leased space. Our lease on this space expires on August 31, 2028. We lease an additional combined 96,982 square feet of office space in Phoenix, Arizona; Chicago, Illinois; Encino, California; Atlanta, Georgia; Austin, Texas; and Charlotte, North Carolina. We believe that our headquarters and other offices are adequate for our immediate needs and that additional or substitute space is available if needed to accommodate growth and expansion.

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

Holders

As of February 28, 2023, there were 41 holders of record of our common stock. The actual number of stockholders is greater than the total number of record holders because it includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information required under the relevant sections of this Item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022 pursuant to Regulation 14A.

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

	7/18/2019	9/30/2019	12/31/2019
AssetMark	$100.00	$96.34	$107.32
Russell 2000 Index	100.00	97.93	107.25
Dow Jones U.S. Financials Index	$100.00	$100.57	$107.68

	3/31/2020	6/30/2020	9/30/2020	12/31/2020
AssetMark	$75.41	$100.92	$80.40	$89.50
Russell 2000 Index	74.12	92.66	96.92	126.95
Dow Jones U.S. Financials Index	$76.10	$86.16	$88.97	$104.46

	3/31/2021	6/30/2021	9/30/2021	12/31/2021
AssetMark	$86.32	$92.68	$91.97	$96.93
Russell 2000 Index	142.74	148.53	141.70	144.34
Dow Jones U.S. Financials Index	$116.64	$126.30	$127.90	$135.55

	3/31/2022	6/30/2022	9/30/2022	12/30/2022
AssetMark	$82.29	$69.42	$67.64	$85.06
Russell 2000 Index	133.07	109.79	107.01	113.22
Dow Jones U.S. Financials Index	$131.33	$109.49	$103.17	$114.42

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

Overview

AssetMark is committed to transforming financial advice by enabling holistic financial wellness and empowering independent financial advisers to help their clients reach their goals. We are wealth management platform that powers independent financial advisers and their clients. Our ecosystem of solutions equips advisers of all sizes and models with services and capabilities that would otherwise require significant investments of time and money, which ultimately enables them to deliver better investor outcomes and enhance their productivity, profitability and client satisfaction.

Our open architecture platform delivers flexibility and choice to advisers across the spectrum of profiles and outsourcing preferences, including end-to-end solutions for those who prefer to fully outsource, as well as modular solutions for those who prefer to handle some or all components of advice delivery themselves.

We believe that community-based financial advisers have a unique opportunity to level the playing field for investors of all sizes by providing them with access to highly personalized and trusted financial guidance that is in their best interest. AssetMark serves these independent advisers with growth-enabling outsourced solutions so that their independence doesn’t inhibit their ability to achieve entrepreneurial success for themselves and financial wellness for their clients. The compelling value of our tools for advisers and their clients has facilitated our rapid growth.

Business Highlights

•	On December 14, 2022, we completed the acquisition of Adhesion Wealth, a leading provider of wealth management technology solutions for RIAs, RIA enterprises, TAMPs and asset managers.

Financial Highlights

•	Total revenue for the year ended December 31, 2022 was $618.3 million, up $88.0 million, or 16.6%, from $530.3 million for the year ended December 31, 2021.
•	Net income for the year ended December 31, 2022 was $103.3 million, or $1.40 per share, compared to $25.7 million, or $0.36 per share, for the year ended December 31, 2021.
•

Adjusted net income for the year ended December 31, 2022 was $130.5 million, compared to $103.3 million for the year ended December 31, 2021. For a reconciliation of net income, the most directly comparable GAAP financial measure, to adjusted net income, see the section titled “—Key Operating Metrics—Non-GAAP Financial Metrics—Adjusted Net Income.”

•

Adjusted EBITDA for the year ended December 31, 2022 was $199.7 million, up $42.5 million, or 27.0%, from $157.2 million in the year ended December 31, 2021. For a reconciliation of net income, the most directly comparable GAAP financial measure, to adjusted EBITDA, see the section titled “—Key Operating Metrics—Non-GAAP Financial Metrics—Adjusted EBITDA.”

Asset and Adviser Growth Trends

•	Platform assets were $91.5 billion as of December 31, 2022, down 2.2% from $93.5 billion as of December 31, 2021.
•	We had 2,882 engaged advisers on our platform as of December 31, 2022, up 1.0% from 2,858 as of December 31, 2021.

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

Technology Development

We invested $191 million in the development of our technology and our dedicated technology team between January 1, 2020 and December 31, 2022. We intend to continue to invest in our technology platform to address the needs of financial advisers and their investors. Our revenue growth will depend, in part, on our ability to continue to launch new offerings and deliver solutions to financial advisers efficiently. While these investments reduce our profitability, we believe they will enable us to grow our revenue meaningfully in the long term.

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

Acquisitions

Our success in pursuing and executing strategic transactions may impact our assets and revenue. From 2014 to 2020, we acquired the platform assets of four firms, which have collectively added $9.4 billion in platform assets. In 2021, we acquired Voyant, a leading global provider of SaaS-based financial planning and client digital engagement solutions, and in December 2022, we acquired Adhesion Wealth, a leading provider of wealth management technology solutions to RIAs, RIA enterprises, TAMPs and asset managers. The acquisition of Adhesion Wealth added $6.9 billion in platform assets. We expect to continue to selectively seek acquisitions that will enhance our scale, operating leverage and capabilities to further deepen our offering to advisers and investors.

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

Key metrics for the years ended December 31, 2022, 2021 and 2020 include the following:

	Year Ended December 31,
	2022	2021	2020
Operational metrics:
Platform assets (at period-beginning) (millions of dollars)	$93,488	$74,520	$61,608
Net flows (millions of dollars)	5,612	9,934	5,483
Market impact net of fees (millions of dollars)	(14,526)	9,034	5,369
Acquisition impact (millions of dollars)	6,896	—	2,060
Platform assets (at period-end) (millions of dollars)	$91,470	$93,488	$74,520
Net flows lift (% of beginning-of-year platform assets)	6.0%	13.3%	8.9%
Advisers (at period-end)	9,297	8,649	8,454
Engaged advisers (at period-end)	2,882	2,858	2,536
Assets from engaged advisers (at period-end) (millions of dollars)	$83,803	$86,385	$67,300
Households (at period-end)	241,053	209,900	186,602
New producing advisers	690	811	743
Production lift from existing advisers (annualized %)	16.3%	24.2%	19.9%
Assets in custody at ATC (at period-end) (millions of dollars)	$66,169	$71,320	$53,878
ATC client cash (at period-end) (millions of dollars)	$3,541	$2,932	$2,618
Financial metrics:
Total revenue (millions of dollars)	$618.3	$530.3	$432.1
Net income (loss) (millions of dollars)	$103.3	$25.7	$(7.8)
Net income (loss) margin (%)	16.7%	4.8%	(1.8)%
Capital expenditure (millions of dollars)	$38.6	$34.7	$29.1
Non-GAAP financial metrics:
Adjusted EBITDA (millions of dollars)	$199.7	$157.2	$115.0
Adjusted EBITDA margin (%)	32.3%	29.6%	26.6%
Adjusted net income (millions of dollars)	$130.5	$103.3	$73.2

Platform Assets

We believe that the amount of assets on our platform is an important indicator of the strength and growth of our business, our increased customer footprint and the market acceptance of our platform. We define platform assets as all assets on the AssetMark platform, whether these are assets for which we provide advisory services, referred to as regulatory assets under management (“AUM”), or non-advisory assets under administration, assets held in cash accounts or otherwise not managed (collectively, “Other Assets”). There is generally no material economic difference to our financial results whether assets are considered AUM or Other Assets. We view our platform assets as reflective of our revenue growth and potential for future growth. We had platform assets of $91,470 million, $93,488 million and $74,520 million as of December 31, 2022, 2021 and 2020, respectively. Our regulatory AUM totaled $54,870 million, $59,535 million and $46,982 million as of December 31, 2022, 2021 and 2020, respectively. We intend to continue growing our platform assets with enhancements to our technology, services and investment solutions. We expect the growth in our platform assets will remain a significant indicator of our business momentum and results of operations as existing advisers and new advisers realize the benefits of our platform. Our platform assets in any period may continue to fluctuate as a result of several factors, including our adviser satisfaction with the functionality, features, performance or pricing of our offering, overall fluctuations in the securities markets and other factors, a number of which are beyond our control.

The following table provides information regarding the degree to which production, redemptions, net flows and changes in the market value of existing assets contributed to changes in assets on our platform in the periods indicated.

	Year Ended December 31,
(in millions of dollars)	2022	2021	2020
Beginning platform assets	$93,488	$74,520	$61,608
Production	16,182	19,351	13,995
Redemptions	(10,570)	(9,417)	(8,512)
Net flows	5,612	9,934	5,483
Market impact net of fees	(14,526)	9,034	5,369
Acquisition impact	6,896	—	2,060
Ending platform assets	$91,470	$93,488	$74,520

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

New Producing Advisers

New producing advisers for a given period represents the number of advisers that invested their first client assets on our platform in that period, excluding advisers joining our platform through our acquisition of Adhesion Wealth.

Production Lift from Existing Advisers (Annualized)

Existing advisers for a given period are defined as those who had invested client assets on our platform as of the beginning of the period. Production lift from existing advisers for a given period is calculated by dividing production (the amount of new assets that are added to client accounts) attributable to existing advisers (excluding OBS advisers in 2020 and Adhesion Wealth advisers in 2022) for such period by platform assets as of the beginning of such period and annualizing the result. This metric represents both the organic growth of these advisers as well as any incremental share of wallet of the adviser’s business that is added to our platform on an annualized basis.

Assets in Custody at ATC (at Period-End)

Assets in custody at ATC represents platform assets that are in custody at AssetMark Trust Company (“ATC”).

ATC Client Cash (at Period-End)

In general, all accounts with ATC are required to have cash at a minimum level ranging from of 1.5% to 5% of invested assets. In addition to this minimum amount, strategists and advisers have the discretion to hold additional invested assets in cash. We refer to the aggregate amount of cash held at ATC as ATC client cash. As of December 31, 2022, 2021 and 2020, ATC client cash accounted for 5%, 4% and 5%, respectively, of the total assets in custody at ATC. As of December 31, 2022, 2021 and 2020, the majority of the ATC client cash was placed with the ATC-insured cash deposit program and was the primary source of spread-based revenue for our business.

Total Revenue

Total revenue includes all revenue that we recognize, including asset-based revenue, spread-based revenue, subscription-based revenue and other revenue. In June 2020, we transitioned certain third-party mutual fund strategies from retail to institutional share classes, which have lower operating expense ratios than our retail share class mutual fund offerings. This transition resulted in a lower overall cost of investment for clients, and coupled with changes in pricing for these products, negatively impacted our total revenue.

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

Set forth below is a reconciliation from net income (loss) and net income (loss) margin, the most directly comparable GAAP financial measures, to adjusted EBITDA and adjusted EBITDA margin for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,			Year Ended December 31,
(in thousands except for percentages)	2022	2021	2020	2022	2021	2020
Net income (loss)	$103,261	$25,671	$(7,812)	16.7%	4.8%	(1.8)%
Provision for income taxes	33,499	19,316	8,043	5.4%	3.6%	1.9%
Interest income	(2,664)	(137)	(899)	(0.4)%	—	(0.2)%
Interest expense	6,520	3,559	5,588	1.1%	0.7%	1.3%
Amortization/depreciation	31,149	37,929	35,126	5.0%	7.2%	8.1%
EBITDA	$171,765	$86,338	$40,046	27.8%	16.3%	9.3%
Share-based compensation(1)	13,876	53,637	53,837	2.2%	10.1%	12.4%
Reorganization and integration costs(2)	10,418	10,816	2,596	1.7%	2.0%	0.6%
Acquisition expenses(3)	3,411	5,682	12,558	0.6%	1.1%	2.9%
Debt acquisition cost write-down(4)	—	—	1,729	—	—	0.4%
Business continuity plan(5)	61	460	1,568	—	0.1%	0.4%
Office closures(6)	—	167	2,755	—	—	0.6%
Other (income) expense	135	106	(42)	—	—	—
Adjusted EBITDA	$199,666	$157,206	$115,047	32.3%	29.6%	26.6%
(1)

“Share-based compensation” represents granted share-based compensation in the form of restricted stock award (“RSA”), restricted stock unit, stock option and stock appreciation right grants by us to certain of our directors and employees. Although this expense occurred in each measurement period, we have added the expense back in our calculation of adjusted EBITDA because of its noncash impact.

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
(4)

“Debt acquisition cost write-down” represents capitalized debt issuance costs extinguished due to our repayment of the $124 million remaining outstanding indebtedness under the Term Loan in December 2020.

(5)

“Business continuity plan” includes incremental compensation and other costs that are directly related to a transition to a primarily remote workforce in 2020 and 2021, and a transition to a hybrid workforce in 2022, and other costs due to the COVID-19 pandemic.

(6)	“Office closures” represents one-time expenses related to closing facilities.

Set forth below is a summary of the adjustments involved in the reconciliation from net income (loss) and net income (loss) margin, the most directly comparable GAAP financial measures, to adjusted EBITDA and adjusted EBITDA margin for the years ended December 31, 2022, 2021 and 2020, broken out by compensation and non-compensation expenses.

	Year Ended December 31, 2022			Year Ended December 31, 2021			Year Ended December 31, 2020
(in thousands)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Share-based compensation(1)	$13,876	$—	$13,876	$53,637	$—	$53,637	$53,837	$—	$53,837
Reorganization and integration costs(2)	4,335	6,083	10,418	5,396	5,420	10,816	2,585	11	2,596
Acquisition expenses(3)	—	3,411	3,411	1,441	4,241	5,682	6,022	6,536	12,558
Debt acquisition cost write-down(4)	—	—	—	—	—	—	—	1,729	1,729
Business continuity plan(5)	(2)	63	61	174	286	460	1,082	486	1,568
Office closures(6)	—	—	—	—	167	167	—	2,755	2,755
Other (income) expense	—	135	135	—	106	106	—	(42)	(42)
Total adjustments to adjusted EBITDA	$18,209	$9,692	$27,901	$60,648	$10,220	$70,868	$63,526	$11,475	$75,001

	Year Ended December 31, 2022			Year Ended December 31, 2021			Year Ended December 31, 2020
(in percentages)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Share-based compensation(1)	2.2%	—	2.2%	10.1%	—	10.1%	12.4%	—	12.4%
Reorganization and integration costs(2)	0.7%	1.0%	1.7%	1.0%	1.0%	2.0%	0.6%	—	0.6%
Acquisition expenses(3)	—	0.6%	0.6%	0.2%	0.7%	0.9%	1.4%	1.5%	2.9%
Debt acquisition cost write-down(4)	—	—	—	—	—	—	—	0.4%	0.4%
Business continuity plan(5)	—	—	—	—	—	—	0.3%	0.1%	0.4%
Office closures(6)	—	—	—	—	—	—	—	0.6%	0.6%
Other (income) expense	—	—	—	—	—	—	—	—	—
Total adjustments to adjusted EBITDA margin %	2.9%	1.6%	4.5%	11.3%	1.7%	13.0%	14.7%	2.6%	17.3%
(1)

“Share-based compensation” represents granted share-based compensation in the form of RSA, restricted stock unit, stock option and stock appreciation right grants by us to certain of our directors and employees. Although this expense occurred in each measurement period, we have added the expense back in our calculation of adjusted EBITDA because of its noncash impact.

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
(4)

“Debt acquisition cost write-down” represents capitalized debt issuance costs extinguished due to our repayment of the $124 million remaining outstanding indebtedness under the Term Loan in December 2020.

(5)

“Business continuity plan” includes incremental compensation and other costs that are directly related to a transition to a primarily remote workforce in 2020 and 2021, and a transition to a hybrid workforce in 2022, and other costs due to the COVID-19 pandemic.

(6)	“Office closures” represents one-time expenses related to closing facilities.

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

Set forth below is a reconciliation from net income (loss), the most directly comparable GAAP financial measure, to adjusted net income for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31, 2022			Year Ended December 31, 2021			Year Ended December 31, 2020
(in thousands)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Net income (loss)			$103,261			$25,671			$(7,812)
Acquisition-related amortization(1)	$—	$6,996	6,996	$—	$19,139	19,139	$—	$20,432	20,432
Expense adjustments(2)	4,333	9,557	13,890	7,012	10,114	17,126	9,689	9,788	19,477
Share-based compensation	13,876	—	13,876	53,637	—	53,637	53,837	—	53,837
Other (income) expense	—	135	135	—	106	106	—	1,687	1,687
Tax effect of adjustments(3)	(4,370)	(3,329)	(7,699)	(1,648)	(10,759)	(12,407)	(2,519)	(11,919)	(14,438)
Adjusted net income			$130,459			$103,272			$73,183

(1)	Relates to intangible assets established in connection with HTSC’s acquisition of our Company in 2016.
(2)	Consists of the adjustments to EBITDA listed in the adjusted EBITDA reconciliation table above other than share-based compensation.
(3)	Consists of the provision for income taxes under U.S. GAAP and the estimated tax impact of expense adjustments and acquisition-related amortization.

Components of Results of Operations

Revenue

Asset-Based Revenue

A majority of our revenue is derived from the fees we charge as a percentage of platform assets. We record this revenue as asset-based revenue. Our asset-based revenue varies based on the types of investment solutions and services that financial advisers utilize for their clients. Asset-based revenue accounted for approximately 86.4%, 96.6% and 95.4% of our total revenue for the years ended December 31, 2022, 2021 and 2020, respectively. Despite a decrease in assets due to market decreases, asset-based revenue increased in the year ended December 31, 2022 as a result of higher platform assets at the beginning of the period.

Spread-Based Revenue

Our spread-based revenue consists of the fees we earn on cash custodied at ATC, one of our wholly owned subsidiaries and one of several custodians offered on our platform. ATC’s program utilizes third-party banks to place and hold client cash and is paid interest-rate-sensitive fees calculated by reference to such deposits. Spread-based revenue increased in the year ended December 31, 2022, primarily as a result of the higher interest rate environment. We expect spread-based revenue to continue to increase as a result of the recent increases in interest rates in the United States.

Subscription-Based Revenue

Subscription-based revenue consists of revenue recognized from subscription fee arrangements in connection with our financial planning and wealth management software solutions. We began recognizing revenue related to subscription fee arrangements as a result of the Voyant acquisition in July 2021.

Other Revenue

Other revenue consists primarily of interest earned on operating cash held by us. Other one-time income items are also reported under “Other Revenue,” as discussed elsewhere in this section. We expect other revenue to increase in future periods as a result of the recent increases in interest rates in the United States.

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

Spread-Based Expenses

Our spread-based expenses consist of interest payments to clients and expenses paid to ATC’s third-party administrator for administering ATC’s insured cash deposit program. We expect spread-based expenses to continue to increase as a result of the recent increases in interest rates in the United States.

Employee Compensation

Employee compensation expenses include salaries, commissions and bonuses, non-cash share-based compensation, benefits and employer-related taxes.

General and Operating Expenses

General and operating expenses include occupancy expenses and expenses relating to trading, events, communications services, research and data services, website and systems development, marketing, legal services and travel and entertainment. We expect general and operating expenses to increase in absolute dollars in future periods as a result of increased costs associated with the anticipated loss of our emerging growth company status and significant increased legal and accounting costs related to compliance with rules and regulations implemented by the SEC and the NYSE.

Professional Fees

Professional fee expenses primarily relate to the fees associated with the outsourcing of administrative operations functions, audit and legal costs and expenses related to being a publicly traded company.

Depreciation and Amortization

Amortization expense reflects the amortization of our intangible technology assets and our other assets such as trade names, broker-dealer licenses and ATC regulatory status, from the fair value established at the date of our sale to HTSC in 2016, as well as the amortization of the intangible assets we acquired through our acquisitions. Depreciation expense reflects the ongoing cost of annual usage of property and equipment.

Interest Expense

Interest expense reflects the interest paid under the 2020 Credit Agreement and the 2022 Credit Agreement, which may fluctuate over time. We expect interest expense to increase in the short term due to the recent increases in interest rates in the United States.

Other (Income) Expense, Net

Other (income) expense, net, represents the expense associated with our equity security investments, along with the gains and losses from such investments and foreign exchange fluctuations.

Results of Operations

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

The following discussion presents an analysis of our results of operations for the years ended December 31, 2022 and 2021. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items.

	Year Ended December 31,
(in thousands)	2022	2021	$ Change	% Change
Revenue:
Asset-based revenue	$534,182	$512,188	$21,994	4.3
Spread-based revenue	63,409	8,568	54,841	640.1
Subscription-based revenue	13,020	6,381	6,639	104.0
Other revenue	7,695	3,162	4,533	143.4
Total revenue	618,306	530,299	88,007	16.6
Operating expenses:
Asset-based expenses	154,100	150,836	3,264	2.2
Spread-based expenses	8,182	1,427	6,755	473.4
Employee compensation	166,330	196,701	(30,371)	(15.4)
General and operating expenses	90,122	72,941	17,181	23.6
Professional fees	25,186	21,813	3,373	15.5
Depreciation and amortization	31,149	37,929	(6,780)	(17.9)
Total operating expenses	475,069	481,647	(6,578)	(1.4)
Interest expense	6,520	3,559	2,961	83.2
Other (income) expense, net	(43)	106	(149)	(140.6)
Income before income taxes	136,760	44,987	91,773	204.0
Provision for income taxes	33,499	19,316	14,183	73.4
Net income	$103,261	$25,671	$77,590	302.2

Asset-Based Revenue

Asset-based revenue increased by $22.0 million, or 4.3%, from $512.2 million in the twelve months ended December 31, 2021 to $534.2 million in the twelve months ended December 31, 2022. This increase was primarily related to increased platform fees of $25.0 million associated with higher assets under management at the beginning of the period, partially offset by lower custodial revenue of $3.0 million.

Spread-Based Revenue

Spread-based revenue increased by $54.8 million, or 640.1%, from $8.6 million in the twelve months ended December 31, 2021 to $63.4 million in the twelve months ended December 31, 2022. This increase was primarily related to higher ATC average cash balances and a gradual increase in interest rates during the twelve months ended December 31, 2022 as compared to the twelve months ended December 31, 2021.

Subscription-Based Revenue

Subscription-based revenue increased by $6.6 million, or 104.0%, from $6.4 million in the twelve months ended December 31, 2021 to $13.0 million in the twelve months ended December 31, 2022. The increase was the result of a full twelve months of subscription-based revenue recognized in the twelve months ended December 31, 2022, as opposed to six months during the twelve months ended December 31, 2021, beginning when we acquired Voyant in July 2021.

Other Revenue

Other revenue increased by $4.5 million, or 143.4%, from $3.2 million in the twelve months ended December 31, 2021 to $7.7 million in the twelve months ended December 31, 2022. This increase was driven by a $2.5 million increase in interest income on our corporate cash due to higher interest rates, an increase of $1.0 million in consulting revenue as a result of a full twelve months of revenue from Voyant in the twelve months ended December 31, 2022 as opposed to six months during the twelve months ended December 31, 2021, beginning when we acquired Voyant in July 2021, and $0.8 million in higher fees collected at ATC.

Asset-Based Expenses

Asset-based expenses increased by $3.3 million, or 2.2%, from $150.8 million in the twelve months ended December 31, 2021 to $154.1 million in the twelve months ended December 31, 2022. Despite a decrease in assets due to market decreases, this increase was primarily driven by an increase in asset-based fees associated with higher platform assets at the beginning of the period.

Spread-Based Expenses

Spread-based expenses increased by $6.8 million, or 473.4%, from $1.4 million in the twelve months ended December 31, 2021 to $8.2 million in the twelve months ended December 31, 2022. This increase was driven by $6.2 million in higher interest-credited payments to clients as a result of increases in interest rates, and a $0.6 million increase for expenses paid to ATC’s third-party administrator for ATC’s insured cash deposit program.

Employee Compensation

Employee compensation decreased by $30.4 million, or 15.4%, from $196.7 million in the twelve months ended December 31, 2021 to $166.3 million in the twelve months ended December 31, 2022. This decrease was primarily driven by a $39.8 million decrease in share-based compensation, of which $20.2 million related to the departure of our former chief executive officer and accelerated restricted stock awards expense in the first quarter of 2021, and $19.6 million related to our restricted stock awards fully vesting in November 2021. The remaining decrease was driven by a $1.4 million reduction in acquisition-related employee compensation expenses, a $1.1 million decrease in employee compensation-related reorganization and integration costs, and a $0.2 million decrease in business continuity planning related costs. The decrease was partially offset by a $11.7 million increase in salaries and related expenses attributable to our ongoing growth, and a $0.4 million increase in contractor-related costs.

General and Operating Expenses

General and operating expenses increased by $17.2 million, or 23.6%, from $72.9 million in the twelve months ended December 31, 2021 to $90.1 million in the twelve months ended December 31, 2022. This increase was primarily due to a $10.8 million increase in events and travel costs, a $3.4 million increase in expenses associated with our broker dealer partners, a $3.3 million increase in software and subscription costs, a $1.3 million increase in expenses related to helping our engaged advisers grow their business, a $0.7 million increase in expenses to our digital lead program to help stimulate new producing advisors, a $0.5 million increase in facilities costs and a $0.4 million increase in printing and postage costs. This increase was partially offset by a $2.0 million decrease in acquisition costs, a $1.1 million decrease in reorganization and integration costs, a $0.2 million decrease in office closure-related costs and a $0.2 million decrease in business continuity planning related costs.

Professional Fees

Professional fees increased by $3.4 million, or 15.5%, from $21.8 million in the twelve months ended December 31, 2021 to $25.2 million in the twelve months ended December 31, 2022. This increase was driven by a $1.8 million increase in professional fees associated with reorganization and integration, a $1.2 million increase in acquisition-related professional fees and a $0.8 million increase in consulting fees. This increase was partially offset by a $0.4 million decrease in audit-related fees.

Depreciation and Amortization

Depreciation and amortization expense decreased by $6.8 million, or 17.9%, from $37.9 million in the twelve months ended December 31, 2021 to $31.1 million in the twelve months ended December 31, 2022. The decrease was primarily related to a $13.7 million decrease in amortization expense in connection with intangible assets previously adjusted to fair value when HTSC acquired us on October 31, 2016, with definite lives ranging from 5 to 20 years. With 5 years having elapsed, certain software intangible assets have become fully amortized resulting in a decrease in amortization expense. The decrease was partially offset by a $5.2 million increase in depreciation and amortization expense related to assets placed into service in 2022, a $1.6 million increase attributable to a full year of amortization in connection with the Voyant acquisition and a $0.1 million increase in amortization as a result of intangible assets acquired in connection with the Adhesion Wealth acquisition.

Interest Expense

Interest expense increased by $2.9 million, or 83.2%, from $3.6 million in the twelve months ended December 31, 2021 to $6.5 million in the twelve months ended December 31, 2022. This increase was primarily attributed to an increase in our average outstanding debt balance as a result of executing the 2022 Credit Agreement, and higher interest rates during the twelve months ended December 31, 2022 as compared to the twelve months ended December 31, 2021.

Other (Income) Expense, Net

Other (income) expense, net, decreased by $0.1 million, or 140.6%, primarily due to an increase in interest income of $0.2 million related to our convertible notes receivable, partially offset by a $0.1 million partial extinguishment of deferred debt modification expense related to our 2020 Credit Facility in connection with the amendment executed on January 12, 2022.

Provision for Income Taxes

Provision for income taxes increased by $14.2 million, or 73.4%, from $19.3 million in the twelve months ended December 31, 2021 to $33.5 million in the twelve months ended December 31, 2022. This increase was primarily due to the increase in pre-tax income in the twelve months ended December 31, 2022.

Net Income

Net income increased by $77.6 million, or 302.2%, from $25.7 million in the twelve months ended December 31, 2021 to $103.3 million in the twelve months ended December 31, 2022.

This increase was primarily due to (i) a $48.1 million increase in spread-based revenue, net of spread-based expense, (ii) a decrease of $30.4 million in employee compensation costs, and (iii) an increase in asset-based revenues, net of asset-based expense, of $18.7 million. The increase was partially offset by, among other things, a $17.2 million increase in general and operating expenses.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

The following discussion presents an analysis of our results of operations for the years ended December 31, 2021 and 2020. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items.

	Year Ended December 31,
(in thousands)	2021	2020	$ Change	% Change
Revenue:
Asset-based revenue	$512,188	$412,023	$100,165	24.3
Spread-based revenue	8,568	16,618	(8,050)	(48.4)
Subscription-based revenue	6,381	—	6,381	*
Other revenue	3,162	3,438	(276)	(8.0)
Total revenue	530,299	432,079	98,220	22.7
Operating expenses:
Asset-based expenses	150,836	132,695	18,141	13.7
Spread-based expenses	1,427	2,703	(1,276)	(47.2)
Employee compensation	196,701	176,483	20,218	11.5
General and operating expenses	72,941	62,466	10,475	16.8
Professional fees	21,813	15,100	6,713	44.5
Depreciation and amortization	37,929	35,126	2,803	8.0
Total operating expenses	481,647	424,573	57,074	13.4
Interest expense	3,559	5,588	(2,029)	(36.3)
Other expense, net	106	1,687	(1,581)	(93.7)
Income before income taxes	44,987	231	44,756	19,374.9
Provision for income taxes	19,316	8,043	11,273	140.2
Net income (loss)	$25,671	$(7,812)	$33,483	(428.6)
*	Not meaningful

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

Other Expense, Net

Other expense, net, decreased by $1.6 million, from $1.7 million in the twelve months ended December 31, 2020 to $0.1 million in the twelve months ended December 31, 2021. This change was primarily due to a $1.7 million loss on debt extinguishment costs given our repayment of all outstanding indebtedness under the Term Loan in December 2020, partially offset by $0.1 million in remeasurement losses from transactions denominated in foreign currencies during the twelve months ended December 31, 2021.

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

Quarterly Consolidated Statements of Income (Unaudited)

	Three Months Ended
(in thousands)	Mar. 31, 2021	Jun. 30, 2021	Sept. 30, 2021	Dec. 31, 2021	Mar. 31, 2022	Jun. 30, 2022	Sept. 30, 2022	Dec. 31, 2022
Revenue:
Asset-based revenue	$115,813	$124,690	$134,152	$137,533	$142,076	$139,249	$128,173	$124,684
Spread-based revenue	2,606	2,672	1,235	2,055	3,318	7,150	21,160	33,144
Subscription-based revenue	—	—	3,172	3,209	1,955	3,259	3,126	3,317
Other revenue	587	680	1,108	787	954	1,549	2,204	2,988
Total revenue	119,006	128,042	139,667	143,584	148,303	151,207	154,663	164,133
Operating expenses:
Asset-based expenses	36,094	35,818	38,697	40,227	41,687	40,266	36,476	35,671
Spread-based expenses	676	868	(484)	367	405	641	2,142	4,994
Employee compensation	67,302	39,447	44,051	45,901	40,290	39,973	41,589	44,478
General and operating expenses	17,489	16,316	18,794	20,342	22,059	22,223	21,667	24,173
Professional fees	4,260	5,018	5,071	7,464	5,733	5,494	5,877	8,082
Depreciation and amortization	9,471	9,730	10,648	8,080	7,469	7,711	7,961	8,008
Total operating expenses	135,292	107,197	116,777	122,381	117,643	116,308	115,712	125,406
Interest expense	771	774	1,061	953	1,159	1,488	1,560	2,313
Other (income) expense, net	(15)	(22)	119	24	128	78	(11)	(238)
Income (loss) before income taxes	(17,042)	20,093	21,710	20,226	29,373	33,333	37,402	36,652
Provision for (benefit from) income taxes	(8,126)	10,107	9,460	7,875	7,154	7,993	7,293	11,059
Net income (loss)	$(8,916)	$9,986	$12,250	$12,351	$22,219	$25,340	$30,109	$25,593
Net income (loss) per share attributable to common shareholder:
Basic	(0.13)	0.14	0.17	0.18	0.30	0.34	0.41	0.35
Diluted	(0.13)	0.14	0.17	0.17	0.30	0.34	0.41	0.35

Percentage of Revenue Data (Unaudited)

	Three Months Ended
	Mar. 31, 2021	Jun. 30, 2021	Sept. 30, 2021	Dec. 31, 2021	Mar. 31, 2022	Jun. 30, 2022	Sept. 30, 2022	Dec. 31, 2022
Revenue:
Asset-based revenue	97%	97%	96%	96%	96%	92%	83%	76%
Spread-based revenue	2	2	1	1	2	5	14	20
Subscription-based revenue	—	—	2	2	1	2	2	2
Other revenue	1	1	1	1	1	1	1	2
Total revenue	100	100	100	100	100	100	100	100
Operating expenses:
Asset-based expenses	30	28	28	28	28	27	24	22
Spread-based expenses	1	1	—	—	—	—	1	3
Employee compensation	57	31	32	32	27	26	27	27
General and operating expenses	15	13	13	14	15	15	14	14
Professional fees	4	4	4	5	4	4	4	5
Depreciation and amortization	8	8	8	6	5	5	5	5
Total operating expenses	115	85	85	85	79	77	75	76
Interest expense	1	1	1	1	1	1	1	1
Other (income) expense, net	—	—	—	—	—	—	—	—
Income (loss) before income taxes	(14)	16	16	14	20	22	24	23
Provision for (benefit from) income taxes	(7)	8	7	5	5	5	5	7
Net income (loss)	(7)%	8%	9%	9%	15%	17%	19%	16%

Quarterly Revenue Trends

Our quarterly revenue increased sequentially in each of the quarters presented. Quarterly revenue growth in 2021 was driven primarily by growth in platform assets as a result of positive net flows and strong market conditions. Quarterly revenue growth in 2022 was driven primarily by an increase in spread-based revenue as a result of increased interest rates in the United States.

Quarterly Operating Expense Trends

Our quarterly asset-based expenses generally remained consistent with changes in our quarterly asset-based revenue. Changes in employee compensation expense were mainly driven by a decrease in our share-based compensation expense as a result of our RSA awards fully vesting in November of 2021. General and operating expenses and professional fees generally increased as a result of investments to support the growth of our business. Depreciation and amortization expense generally decreased as a result of certain software intangible assets from HTSC’s acquisition of us becoming fully amortized.

Quarterly Interest Expense Trends

We incurred interest expense on our $250.0 million 2020 Revolving Loans during 2021, and on our term loan in connection with our 2022 Credit Agreement during 2022. Interest expense generally increased sequentially for the quarters presented, driven by an increase in interest rates and our average outstanding borrowings.

Quarterly Income Tax Trends

The quarterly tax provisions for 2022 were primarily driven by our changes in profits and losses. The quarterly tax provisions for 2021 were primarily driven by our changes in profits and losses, and certain share-based compensation, which is not deductible for tax purposes.

Liquidity and Capital Resources

Liquidity

Since 2016, our operations have been financed primarily through cash flows from operations. In November of 2018, we also established a credit facility consisting of a $250.0 million term loan and a $20.0 million revolving credit facility with Credit Suisse AG, Cayman Islands Branch. In December of 2020, we entered into the 2020 Credit Agreement with Bank of Montreal and repaid the credit facility established in 2018, and in January of 2022 we amended the 2020 Credit Agreement, which, as amended and restated, we refer to as the 2022 Credit Agreement. As of December 31, 2022, we had cash and cash equivalents of $123.3 million, and restricted cash of $13.0 million. Our material cash requirements primarily comprise operating lease obligations, purchase obligations and principal and interest payments with respect to the 2022 Term Loans. We expect that our cash and liquidity needs will continue to be met by cash generated by our ongoing operations along with our 2022 Revolving Credit Facility over the next twelve months, as well as beyond the next twelve months. To the extent that existing cash, cash from operations and our 2022 Revolving Credit Facility are not sufficient to fund our future operations, we may need to raise additional funds through public or private equity or additional debt financing. In addition, we may opportunistically seek to raise additional capital to fund our continued growth. To the extent that we are unsuccessful in additional debt or equity financings, our plans for continued growth may be curtailed.

2020 Revolving Credit Facility

On December 30, 2020, we entered into a credit agreement with Bank of Montreal, as administrative agent; Bank of Montreal, JP Morgan Chase, N.A, US Bank National Association and Wells Fargo Bank, National Association as joint lead arrangers and joint bookrunners (the “2020 Credit Agreement”); our existing and future wholly owned material domestic subsidiaries as guarantors; and the several banks, financial institutions, institutional investors and other entities from time to time party thereto as lenders and letter of credit issuers.

The 2020 Credit Agreement provided a senior secured credit facility in an aggregate principal amount of $250.0 million, consisting of a revolving credit facility with commitments in an aggregate principal amount of $250.0 million (the “2020 Revolving Credit Facility” and the loans thereunder, the “2020 Revolving Loans”), with an accordion option of up to $25.0 million.

2022 Credit Agreement

On January 12, 2022, we amended the 2020 Credit Agreement with Bank of Montreal to, among other things, add a term loan facility (as amended and restated, the “2022 Credit Agreement”). Joint lead arrangers and joint bookrunners for the 2022 Credit Agreement are BMO Capital Markets Corp., JPMorgan Chase Bank, N.A., Truist Securities, Inc., U.S. Bank National Association and Wells Fargo Securities, LLC. The 2022 Credit Agreement provides for a senior secured credit facility in an aggregate principal amount of $500.0 million consisting of a revolving credit facility with commitments in an aggregate principal amount of $375.0 million (the “2022 Revolving Credit Facility”) and a term loan facility with commitments in an aggregate amount of $125.0 million (the “2022 Term Loans”), with an accordion option to increase the revolving commitments by $100.0 million. On October 25, 2022, we entered into an amendment (the “ESG Amendment”) to the 2022 Credit Agreement, solely for the purpose of incorporating key performance indicators (“KPIs”) and environmental, social and governance pricing provisions into the 2022 Credit Agreement.

The 2022 Term Loans bear interest at a rate per annum equal to, at our option, either (i) SOFR plus a margin based on our Total Leverage Ratio (as defined in the 2022 Credit Agreement) or (ii) the Base Rate (as defined in the 2022 Credit Agreement) plus a margin based on our Total Leverage Ratio. The margin ranges between 0.875% and 2.5% for base rate loans and between 1.875% and 3.5% for SOFR loans. We will pay a commitment fee based on the average daily unused portion of the commitments under the 2022 Revolving Credit Facility, a letter of credit fee equal to the margin then in effect with respect to the SOFR loans under the 2022 Revolving Credit Facility, a fronting fee and any customary documentary and processing charges for any letter of credit issued under the 2022 Credit Agreement. The 2022 Term Loans are subject to quarterly amortization payments and will mature on January 12, 2027. The ESG Amendment provides for up to (i) 0.05% positive or negative adjustments to the applicable margin and (ii) 0.01% positive or negative adjustments to the commitment fee, in each case, based on our performance against the KPIs, and includes customary affirmative covenants and representations and warranties with respect to the KPIs.

The 2022 Credit Agreement contains customary affirmative and negative covenants, including reporting requirements and restrictions, subject to various exceptions, on the incurrence of additional indebtedness, the creation of liens, the making of acquisitions and investments, the disposal of assets and the making of restricted payments. Additionally, the 2022 Credit Agreement includes financial covenants, which provide that (i) beginning December 31, 2021, as of the last day of a fiscal quarter, the Total Leverage Ratio shall not exceed 3.5 to 1.0 and (ii) beginning December 31, 2021, as of the last day of a fiscal quarter, the interest coverage ratio shall not be less than 4.0 to 1.0. As of December 31, 2022, we were in compliance with all applicable covenants. The 2022 Credit Agreement also contains customary events of default, which could result in acceleration of amounts due thereunder. Such events of default include, subject to the grace periods specified therein, our failure to pay principal or interest when due, our failure to satisfy or comply with covenants, a change of control, the imposition of certain judgments and the invalidation of liens we have granted. We had an outstanding balance under the 2022 Credit Agreement of $118.8 million as of December 31, 2022.

Cash Flows

The following table presents information regarding our cash flows, cash, cash equivalents and restricted cash for the periods indicated:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Cash flows provided by operating activities	$140,301	$128,976	$76,947
Cash flows used in investing activities	(94,992)	(160,983)	(49,970)
Cash flows provided by (used in) financing activities	1,258	40,095	(50,699)
Net change in cash, cash equivalents and restricted cash	46,567	8,088	(23,722)
Cash, cash equivalents and restricted cash at beginning of period	89,707	81,619	105,341
Cash, cash equivalents and restricted cash at end of period	$136,274	$89,707	$81,619

Cash Flows from Operating Activities

Cash flows from operating activities increased by $11.3 million in the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to an increase in net income of $77.6 million. This increase was partially offset by a decrease period-over-period of non-cash addbacks to share-based compensation expense of $39.8 million, a decrease in the change in operating assets and liabilities of $14.6 million and a decrease period-over-period of non-cash addbacks for depreciation and amortization expense of $6.8 million.

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

Cash Flows from Investing Activities

Cash used in investing activities decreased by $66.0 million in the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to the $124.2 million purchase price paid for the Voyant acquisition in 2021. This decrease was partially offset by the $43.9 million purchase price paid for the Adhesion Wealth acquisition in 2022, our $10.3 million purchase of convertible notes in 2022 and $2.9 million in increased capital expenditures related to internal software development during the year ended December 31, 2022 compared to the year ended December 31, 2021.

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

Cash Flows from Financing Activities

Cash flows from financing activities decreased by $38.8 million in the year ended December 31, 2022 compared to the year ended December 31, 2021. This decrease was primarily due to our $115.0 million repayment of the 2020 Revolving Credit Facility in the year ended December 31, 2022, a $40.0 million net draw down from the 2020 Revolving Credit Facility for the year ended December 31, 2021, and $6.3 million in principal repayments on the 2020 Revolving Loans during the twelve months ended December 31, 2022. This decrease was partially offset by $122.5 million in borrowings, net of fees, under the 2022 Credit Agreement.

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

Contractual Obligations

Contractual obligations consist of operating lease obligations, purchase obligations, and debt principal and interest totaling $211.2 million as of December 31, 2022. Operating lease obligations of $37.4 million consist of minimum payments under various operating leases for office facilities and exclude potential lease renewals. Purchase obligations of $24.1 million are non-cancellable purchase commitments. Debt principal and interest payments of $149.7 million are under the 2022 Credit Agreement with interest payments using a forecasted rate and principal due in January 2027.

Off-Balance Sheet Arrangements

As of December 31, 2022, we had no off-balance sheet arrangements.

JOBS Act Accounting Election

We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued after the enactment of the JOBS Act until those standards apply to private companies. We have elected to use this extended transition period under the JOBS Act.

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

Valuation of Goodwill, Purchased Intangible Assets and Impairment of Long-lived Assets

We do not amortize goodwill but test it for impairment annually, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in client asset values or a significant decrease in expected cash flows. An impairment exists if the fair value of the goodwill of a reporting unit is less than its carrying amount. During the year ended December 31, 2022, we identified a triggering event associated with changes in current and expected future cash flows for Voyant related to macroeconomic events. No triggering events were identified for the year ended December 31, 2021. Based on the results of our tests, we determined that goodwill was not impaired as of December 31, 2022 and 2021.

We test intangible assets with indefinite lives for impairment at least annually and whenever events or changes in circumstances indicate the carrying value may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, attrition of broker-dealers or enterprise customers, or changes in expected future cash flows. An impairment exists if the fair value of the indefinite-lived intangible asset is less than its carrying amount. No triggering events were identified for the years ended December 31, 2022 and 2021. To evaluate the sensitivity of the estimated fair value of our indefinite-lived intangible assets, we applied a hypothetical 10% decrease to the fair value of each of our indefinite-lived intangible assets. Based on the results of this analysis, a hypothetical 10% decrease in fair value would have resulted in an impairment charge of $1.3 million. We determined that our indefinite-lived intangible assets were not impaired as of December 31, 2022 and 2021.

We amortize purchased intangible assets over their estimated useful life. The estimated useful life for our purchased intangible assets ranges between three and twenty years. To test the sensitivity of the useful life, we applied both a hypothetical one-year increase and decrease to the useful life of each of the purchased intangible assets. Based on the results of this hypothetical analysis, amortization expense related to our purchased intangible assets would increase by approximately $1.4 million per year due to a one-year decrease in assigned useful life, and decrease by approximately $1.0 million per year due to a one-year increase in assigned useful life.

We test definite-lived intangible assets for impairment when their carrying value may not be recoverable and can be initially based on undiscounted cash flows, which requires the use of estimates and judgment, and, if impaired, can be written down to fair value. Triggering events that may indicate impairment include, but are not limited to, attrition of broker-dealers or Voyant customers, a significant adverse change in client asset values and a significant decrease in expected cash flows. No triggering events were identified for the years ended December 31, 2022 and 2021.

See Note 6 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details.

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

We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider our historical levels of income, expectations of future taxable income and ongoing tax planning strategies. To evaluate the sensitivity of the valuation allowance, we applied a hypothetical 10% decrease to our projected taxable income. Based on the assessment performed, there was sufficient future taxable income to support the realization of tax credits and net operating losses carried from prior years, except to the extent a valuation allowance has been recorded. See Note 13 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Our exposure to market risk is directly related to revenue from fees earned based upon a percentage of assets on our platform. In the year ended December 31, 2022, 95% of our total revenue, was based on the market value of assets on our platform and were recurring in nature. We expect this percentage to vary over time. A 1% decrease in the aggregate value of assets on the platform at the beginning of the period for the year ended December 31, 2022 would have caused our total revenue to decline by 1%, or $5.8 million, and would have caused our pre-tax income to decline by 2.8%, or $4.2 million, assuming we did not initiate additional expense measures in response to a market decline.

Interest Rate Risk

Changes in interest rates will impact our spread-based revenue. As of December 31, 2022, client cash assets participating in the insured cash deposit program at ATC totaled $3.5 billion. A change in short-term interest rates of 1% at the beginning of the period for the year ended December 31, 2022 would result in an increase or decrease in income before income taxes of approximately $25 million on an annual basis (based on total client cash assets at December 31, 2022) and subject to any changes to interest credited to the end-investor). Actual impacts may vary depending on interest rate levels and the significance of change.

Additionally, changes to interest rates will impact the cost of our borrowing under the 2022 Credit Agreement, which bears interest at a rate per annum equal to, at our option, either (i) SOFR plus a margin based on our Total Leverage Ratio (as defined in the 2022 Credit Agreement) or (ii) the Base Rate (as defined in the 2022 Credit Agreement) plus a margin based on our Total Leverage Ratio. The margin will range between 0.875% and 2.5% for base rate loans and between 1.875% and 3.5% for SOFR loans. We will pay a commitment fee based on the average daily unused portion of the commitments under the 2022 Revolving Credit Facility, a letter of credit fee equal to the margin then in effect with respect to the SOFR loans under the 2022 Revolving Credit Facility, a fronting fee and any customary documentary and processing charges for any letter of credit issued under the 2022 Credit Agreement. An increase of 100 basis points in the interest rate under the 2022 Credit Agreement would result in a decrease in income before income taxes of approximately $1.2 million on an annual basis based on the outstanding balance under the 2022 Credit Agreement as of December 31, 2022.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

AssetMark Financial Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AssetMark Financial Holdings, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

/s/ KPMG LLP

San Francisco, California

March 14, 2023

AssetMark Financial Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except share data and par value)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$123,274	$76,707
Restricted cash	13,000	13,000
Investments, at fair value	13,714	14,498
Fees and other receivables, net	20,082	9,019
Income tax receivable, net	265	6,276
Prepaid expenses and other current assets	16,870	14,673
Total current assets	187,205	134,173
Property, plant and equipment, net	8,495	8,015
Capitalized software, net	89,959	73,701
Other intangible assets, net	694,627	695,093
Operating lease right-of-use assets	22,002	22,469
Goodwill	487,225	447,864
Other assets	13,417	2,090
Total assets	$1,502,930	$1,383,405
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,624	$2,613
Accrued liabilities and other current liabilities	69,196	56,249
Total current liabilities	73,820	58,862
Long-term debt, net	112,138	115,000
Other long-term liabilities	15,185	16,468
Long-term portion of operating lease liabilities	27,924	28,316
Deferred income tax liabilities, net	147,497	155,373
Total long-term liabilities	302,744	315,157
Total liabilities	376,564	374,019
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.001 par value (675,000,000 shares authorized and 73,847,596 and 73,562,717 shares issued and outstanding as of December 31, 2022 and 2021, respectively)	74	74
Additional paid-in capital	942,946	929,070
Retained earnings	183,503	80,242
Accumulated other comprehensive loss	(157)	—
Total stockholders’ equity	1,126,366	1,009,386
Total liabilities and stockholders’ equity	$1,502,930	$1,383,405

The accompanying notes are an integral part of the consolidated financial statements.

AssetMark Financial Holdings, Inc.

Consolidated Statements of Income and Comprehensive Income

(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Revenue:
Asset-based revenue	$534,182	$512,188	$412,023
Spread-based revenue	63,409	8,568	16,618
Subscription-based revenue	13,020	6,381	—
Other revenue	7,695	3,162	3,438
Total revenue	618,306	530,299	432,079
Operating expenses:
Asset-based expenses	154,100	150,836	132,695
Spread-based expenses	8,182	1,427	2,703
Employee compensation	166,330	196,701	176,483
General and operating expenses	90,122	72,941	62,466
Professional fees	25,186	21,813	15,100
Depreciation and amortization	31,149	37,929	35,126
Total operating expenses	475,069	481,647	424,573
Interest expense	6,520	3,559	5,588
Other (income) expense, net	(43)	106	1,687
Income before income taxes	136,760	44,987	231
Provision for income taxes	33,499	19,316	8,043
Net income (loss)	103,261	25,671	(7,812)
Change in fair value of convertible notes receivable, net	(157)	—	—
Net comprehensive income (loss)	$103,104	$25,671	$(7,812)
Net income (loss) per share attributable to common stockholders:
Basic	$1.40	$0.36	$(0.12)
Diluted	$1.40	$0.35	$(0.12)
Weighted average number of common shares outstanding, basic	73,724,341	72,137,174	67,361,995
Weighted average number of common shares outstanding, diluted	73,872,828	72,399,213	67,361,995

The accompanying notes are an integral part of the consolidated financial statements.

AssetMark Financial Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	earnings	loss	equity
Balance at December 31, 2019	72,390,080	$72	$796,406	$62,383	$—	$858,861
Net loss	—	—	—	(7,812)	—	(7,812)
Share-based employee compensation	—	—	53,837	—	—	53,837
Exercise of stock options	8,504	—	187	—	—	187
Issuance of common stock – vesting of restricted stock units	60,671	—	—	—	—	—
Balance at December 31, 2020	72,459,255	$72	$850,430	$54,571	$—	$905,073
Net income	—	—	—	25,671	—	25,671
Share-based employee compensation	—	—	53,637	—	—	53,637
Issuance of common stock – vesting of restricted stock units	106,110	1	(1)	—	—	—
Common stock issued in connection with business combination	994,028	1	24,909	—	—	24,910
Exercise of stock options	6,242	—	95	—	—	95
Cancellation of unvested restricted stock awards	(2,918)	—	—	—	—	—
Balance at December 31, 2021	73,562,717	$74	$929,070	$80,242	$—	$1,009,386
Net income	—	—	—	103,261	—	103,261
Share-based employee compensation	—	—	13,876	—	—	13,876
Change in fair value of convertible notes receivable, net	—	—	—	—	(157)	(157)
Issuance of common stock – vesting of restricted stock units	284,168	—	—	—	—	—
Exercise of stock options	711	—	—	—	—	—
Balance at December 31, 2022	73,847,596	$74	$942,946	$183,503	$(157)	$1,126,366

The accompanying notes are an integral part of the consolidated financial statements.

AssetMark Financial Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$103,261	$25,671	$(7,812)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	31,149	37,929	35,126
Interest expense, net	541	700	606
Deferred income taxes	(6,673)	(1,562)	(706)
Share-based compensation	13,876	53,637	53,837
Debt acquisition cost write-down	130	—	1,729
Impairment of operating lease right-of-use assets and property, plant, and equipment	—	—	2,520
Changes in certain assets and liabilities:
Fees and other receivables, net	(10,718)	163	1,525
Receivables from related party	568	(91)	(143)
Prepaid expenses and other current assets	2,346	2,460	2,401
Income tax receivable, net	6,073	2,570	(4,602)
Accounts payable, accrued liabilities and other liabilities	(252)	7,500	(7,534)
Net cash provided by operating activities	140,301	128,977	76,947
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Adhesion Wealth, net of cash received	(43,861)	—	—
Purchase of Voyant, net of cash received	—	(124,161)	—
Purchase of OBS, net of cash received	—	—	(18,561)
Purchase of convertible notes	(10,300)	—	—
Purchase of investments	(2,692)	(3,004)	(2,384)
Sale of investments	918	833	40
Purchase of property and equipment	(3,061)	(1,507)	(2,901)
Purchase of computer software	(35,996)	(33,145)	(26,164)
Net cash used in investing activities	(94,992)	(160,984)	(49,970)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt, net	122,508	—	—
Payments on revolving credit facility	(115,000)	(35,000)	—
Payments on long-term debt	(6,250)	—	(123,750)
Proceeds from credit facility draw down	—	75,000	73,019
Proceeds from exercise of stock options	—	95	187
Payment of credit facility issuance costs	—	—	(155)
Net cash provided by (used in) financing activities	1,258	40,095	(50,699)
Net change in cash, cash equivalents, and restricted cash	46,567	8,088	(23,722)
Cash, cash equivalents, and restricted cash at beginning of period	89,707	81,619	105,341
Cash, cash equivalents, and restricted cash at end of period	$136,274	$89,707	$81,619
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid, net	$33,637	$19,796	$13,456
Interest paid	$4,087	$2,828	$4,969
Non-cash operating, investing, and financing activities:
Non-cash changes to right-of-use assets	$3,775	$933	$38,796
Non-cash changes to lease liabilities	$3,775	$933	$40,140
Non-cash change in fair value of convertible notes	$(157)	$—	$—
Common stock issued in acquisition of business	$—	$24,910	$—

The accompanying notes are an integral part of the consolidated financial statements.

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

All dollar amounts presented are in thousands for all notes, other than per share and share price amounts.

Note 1. Overview

Organization and Nature of Business

These consolidated financial statements include AssetMark Financial Holdings, Inc (“AFHI”) and its subsidiaries, which include AssetMark, Inc., AssetMark Trust Company, AssetMark Brokerage, LLC, AssetMark Retirement Services, Inc., Global Financial Private Capital, Inc., Global Financial Advisory, LLC, Voyant, Inc., Voyant UK Limited, Voyant Financial Technologies Inc., Voyant Australia Pty and Adhesion Financial Advisor Solutions, Inc. (“Adhesion Wealth”) (which is the parent company of Atria Investments, Inc.). The entities listed above are collectively referred to as the “Company”.

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

Atria Investments, Inc. (“Atria”), doing business as Adhesion Wealth, is a registered investment adviser that was formed as a limited liability company under the laws of the State of North Carolina on March 29, 2007, and was converted to a corporation under the laws of the State of North Carolina on December 22, 2022. Atria offers a broad array of services and solutions, including overlay management, investment solutions, flexible desktop technology and a manager marketplace. See Note 21 for additional information regarding subsequent reorganization.

Note 2. Summary of Significant Accounting Policies

Risks and Uncertainties

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

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements – Continued

December 31, 2022 and 2021

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Certain prior period amounts in the accompanying notes have been reclassified to conform to the current period’s presentation.

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

Concentration of Credit Risk and Significant Clients and Suppliers

The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company deposits its cash primarily with two financial institutions, and accordingly, such deposits regularly exceed federally insured limits.

Foreign Currency Policy

The Company’s functional currency is the US Dollar, and the related gains and losses from foreign currency denominated transactions and the remeasurement of foreign currency denominated balance sheet accounts are included in other (income) expense, net in the consolidated statements of income and comprehensive income.

Geographic Sources of Revenue

Revenues attributable to customers outside of the United States totaled $14,484, $6,926, and $0 in the years ended December 31, 2022, 2021, and 2020 respectively.

No single customer accounted for more than 10% of the Company’s revenue in any of the periods presented. There were no customers that represented more than 10% and two customers that represented 40% of the Company’s accounts receivable balance as of December 31, 2022 and 2021, respectively.

Cash, Cash Equivalents and Restricted Cash

Certificates of deposit, money market funds and other time deposits with original maturities of three months or less are considered cash equivalents.

Restricted cash consists of certificate of deposits the Company maintains in liquid capital in accordance with Arizona Revised Statutes requirements governing trust companies. See Note 18 for details regarding capital requirements.

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements – Continued

December 31, 2022 and 2021

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	December 31,
	2022	2021	2020
Cash and cash equivalents	$123,274	$76,707	$70,619
Restricted cash	13,000	13,000	11,000
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$136,274	$89,707	$81,619

Investment Securities

The Company’s investments primarily comprise equity security investments for the Company’s rabbi trust and investment securities funds. The Company determined the appropriate classification of its investment securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its investments as available-for-sale securities as the Company may sell these securities at any time for use in its current operations or for other purposes. Available-for-sale investment securities are recorded at fair value. Unrealized holding gains and losses are reported as other (income) expense, net. Realized gains and losses from sales are determined on a specific-identification basis. Dividend and interest income are recognized when earned.

Fees and Other Receivables

Fee and other receivables represent service fees and advisory fees receivable, as well as miscellaneous custody fees in arrears. Fee and other receivables are recorded at the invoiced amount, net of allowances. These allowances are based on historical experience and evaluation of potential risk of loss associated with delinquent accounts. There were a $39 and $74 allowance for doubtful accounts recorded as of December 31, 2022 and 2021, respectively.

Fair Value Measurements

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and other accrued expenses, approximate their fair values due to their relatively short maturity.

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

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements – Continued

December 31, 2022 and 2021

The Company has the option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount and determine whether further action is needed. If after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If after assessing the totality of events or circumstances it is determined that it is more likely than not that the carrying value may exceed fair value when considering qualitative factors, a quantitative goodwill impairment evaluation is performed. No impairment charges related to goodwill were recorded during the years ended December 31, 2022, 2021 and 2020.

Indefinite-lived intangible assets are tested for impairment annually and whenever events or changes in circumstances indicate the carrying value of indefinite-lived intangible assets may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, attrition of broker-dealers or enterprise customers, or changes in expected future cash flows. An impairment exists if the carrying value of the indefinite-lived intangible asset exceeds its fair value. The Company’s indefinite-lived intangible assets consist of broker-dealer relationships and enterprise distribution channel customer relationships.

AssetMark’s broad array of wealth management solutions are sold to individual investors through financial advisers associated with broker-dealers. The Company has long-standing, established relationships with these broker-dealers that are expected to result in future revenue and profit. While the relationships with the broker-dealers are contractual, the agreements have no fixed expiration dates or renewal terms, and there have been no instances of terminated agreements by either side to-date. Based on the foregoing, the acquired relationships with broker-dealers are identified and valued as a discrete indefinite-lived intangible asset. Acquired indefinite-lived intangible assets also consists of enterprise distribution channel relationships with financial institutions that are expected to result in future revenue and profit. While these relationships are contractual, they have no fixed expiration date and are expected to be renewed indefinitely. No such contracts have been terminated by either side to date. No impairment charges related to indefinite-lived intangible assets were recorded during the years ended December 31, 2022, 2021 and 2020.

Acquired definite-lived intangible assets consist of assets resulting from the Company’s acquisitions. Acquired definite-lived intangible assets are recorded at fair value on the date of acquisition and amortized over their estimated useful lives on a straight-line basis. The carrying amounts of long-lived assets, including property and equipment, capitalized internal-use software, and acquired definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the future undiscounted cash flows that the assets or the asset group are expected to generate. If the carrying value of the assets are not recoverable, the impairment recognized is measured as the amount by which the carrying value exceeds its fair value. No impairment charges related to long-lived assets and acquired definite-lived intangible assets were recorded during the years ended December 31, 2022, 2021 and 2020.

Certain items in prior periods were adjusted to correct an immaterial error relating to the valuation of indefinite-lived intangible assets as part to the Company’s acquisition of Voyant, resulting in a decrease of $14,600 from intangible assets, a decrease of $3,557 to deferred income tax liabilities, and a $11,043 increase to goodwill as of December 31, 2021.

Property and Equipment

Property and equipment consist primarily of hardware, furniture and equipment and leasehold improvements. Depreciation is calculated on a straight‑line basis over the estimated useful lives of the related asset, generally three to ten years. Leasehold improvements are depreciated over the shorter of the economic useful life of the improvement or the remaining lease term. Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $2,646, $2,406 and $2,511, respectively.

The following table shows balances of major classes of depreciable assets as of the date shown:

	December 31,
	2022	2021
Computer software and equipment	$9,760	$8,445
Furniture and equipment	3,918	3,852
Leasehold improvements	7,649	5,904
Total property and equipment	21,327	18,201
Less: accumulated depreciation	(12,832)	(10,186)
Property, plant and equipment, net	$8,495	$8,015

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements – Continued

December 31, 2022 and 2021

Capitalized Internal-Use Software

The Company capitalizes certain costs incurred during the application development stage in connection with software development for its platform. Costs related to the preliminary project activities and post-implementation activities are expensed as incurred. Capitalized costs are recorded as part of capitalized software, net on the Company’s consolidated balance sheets. Maintenance and training costs are expensed as incurred.

Capitalized internal-use software costs are amortized on a straight-line basis over the software estimated useful life, which is generally five years to nine years. The Company records amortization related to capitalized internal-use software within depreciation and amortization expense in the consolidated statements of income and comprehensive income. The Company evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were impairments of $303, $426 and $211 of internally developed software during the years ended December 31, 2022, 2021 and 2020, respectively.

Amortization expense for the years ended December 31, 2022, 2021 and 2020 was $19,737, $28,280 and $26,934, respectively. Accumulated amortization was $136,858 and $117,424 as of December 31, 2022 and 2021, respectively.

Revenue Recognition

The Company accounts for its revenue arrangements in accordance with FASB Topic 606 - Revenue from Contracts with Customers (“ASC 606”).

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

•

Spread-based revenue — Spread-based revenue consists of the interest rate return earned on cash assets custodied through ATC, one of several custodians offered on the Company’s platform. ATC utilizes third-party banks to invest custodied cash and earn spread-based revenue for the Company.

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

December 31, 2022 and 2021

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

Spread-Based Expenses

The Company recognizes spread-based expenses when costs are incurred. Spread-based expenses relate to interest credited to customer accounts and expenses paid to AssetMark Trust’s third-party administrator for administering the custodian’s insured cash deposit program.

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

The Company accounts for forfeitures as they occur. See Note 15 for additional information related to share-based employee compensation.

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements – Continued

December 31, 2022 and 2021

Operating Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in prepaid expenses and other current assets, operating lease right-of-use (“ROU”) assets, accrued liabilities and other current liabilities, and long-term portion of operating lease liabilities on the Company’s consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligations to make payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the remaining lease term. The Company uses an estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components. The Company has elected to use the practical expedient to exclude the non-lease component from the lease for all asset classes. The majority of the Company’s lease agreements are facility leases.

In certain circumstances, the Company enters into leases with free rent periods, rent escalations or lease incentives over the term of the lease. In such cases, the Company calculates the total payments over the term of the lease and records them ratably as rent expense over that term.

See Note 11 for additional information related to leases.

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

December 31, 2022 and 2021

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

Recent Accounting Pronouncements – Issued Not Yet Adopted

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

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2022	2021
Prepaid expenses	$11,697	$9,355
Operating lease right-of-use assets	4,387	4,198
Other	786	1,120
Total	$16,870	$14,673

Note 4. Business Combinations

Acquisition of Adhesion Wealth

On December 14, 2022, the Company acquired all of the issued and outstanding equity interests of Adhesion Wealth.

Adhesion Wealth is a leading provider of outsourced investment management solutions for RIAs. With Adhesion Wealth, advisors gain access to a scalable, multi-custodian platform upon which to grow successful practices. The Company acquired Adhesion Wealth to complement AssetMark’s curated suite of fully bundled capabilities and services designed specifically for RIAs and delivered through AssetMark Institutional, a fully-assembled holistic solution for RIAs that the Company launched in March of 2021.

The Company funded the acquisition with cash on hand. The preliminary estimated consideration transferred in the acquisition, net of cash received, was $46,861.

Cash consideration, net of working capital adjustments	$46,862
Purchase consideration liability	3,000
Less: cash acquired	(3,001)
Total consideration transferred, net of cash acquired and working capital adjustments	$46,861

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements – Continued

December 31, 2022 and 2021

The estimated fair values of working capital balances, identifiable intangible assets and goodwill are provisional and are based on the information that was available as of the acquisition date. The estimated fair values of these provisional items are based on certain valuation and other studies that remain in progress and are not yet determinable. The Company believes the preliminary information provides a reasonable basis for estimating the fair values of these amounts, but is waiting for additional information necessary to finalize those fair values. Therefore, provisional measurements of fair values reflected are subject to change and such changes could be significant. The Company expects to finalize the valuation of tangible assets and liabilities and identifiable intangible assets and goodwill and complete the acquisition accounting as soon as practicable, but no later than December 14, 2023.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Total tangible assets acquired	$6,136
Total liabilities assumed	(3,603)
Identifiable intangible assets	8,300
Goodwill	39,029
Total net assets acquired	$49,862

The goodwill arising from the acquisition represents the expected synergistic benefits of the transaction, primarily related to lower future operating expenses and the knowledge and experience of the existing workforce. The goodwill is not deductible for income tax purposes.

A summary of preliminary estimated identifiable intangible assets acquired and estimated useful lives is as follows:

		Estimated Useful Life in Years
Trade name	$1,500	10 years
Customer relationships	3,200	7 years
Technology	3,600	3 years
Total intangible assets acquired	$8,300

The results of Adhesion Wealth’s operations were included in the consolidated statements of income and comprehensive income beginning December 14, 2022 and were not considered material to the Company’s results of operations.

Acquisition of Voyant

On July 1, 2021, the Company acquired all of the issued and outstanding equity interests of Voyant through a merger of Voyant with and into a wholly owned subsidiary of AFHI.

Voyant provides software as a service (“SaaS”) based financial planning and wealth management software solutions to advisers across financial institutions and small adviser firms in the United Kingdom, Canada, Australia, and the United States.

The Company acquired Voyant to add complementary financial planning tools to its existing suite of offerings and to strengthen Voyant’s growth prospects by leveraging the Company’s U.S. relationships. The Company is continuing to integrate the technology and operations of Voyant into its wealth management channel.

The Company funded the acquisition with a combination of cash on hand, borrowings under its 2020 Revolving Credit Facility, and equity. The equity consideration at issuance comprised of 994,028 shares, and was valued at approximately $24,910 using the Company’s closing share price prior to issuance. The consideration transferred in the acquisition, net of cash received, was $157,098.

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements – Continued

December 31, 2022 and 2021

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

	Preliminary Estimate	Measurement Period Adjustments	Revised Estimate
Cash and cash equivalents	$8,027	$—	$8,027
Intangible assets	46,600	—	46,600
Goodwill	109,016	333	109,349
Other assets	2,896	—	2,896
Total assets acquired	166,539	333	166,872
Deferred income tax liabilities	(7,431)	(327)	(7,758)
Other liabilities	(2,010)	(6)	(2,016)
Total liabilities assumed	(9,441)	(333)	(9,774)
Total net assets acquired	$157,098	$—	$157,098

The goodwill arising from the acquisition represents the expected synergistic benefits of the transaction, primarily related to lower future operating expenses and the knowledge and experience of the existing workforce. The goodwill is not deductible for income tax purposes.

A summary of identifiable intangible assets acquired and estimated useful lives is as follows:

		Estimated Useful Life in Years
Technology	$16,000	9
Enterprise distribution channel customer relationships	17,500	Indefinite
Non-enterprise distribution channel customer relationships	9,500	14
Trade name	3,200	11
Non-compete agreements	400	3
Total intangible assets acquired	$46,600

The results of Voyant’s operations were included in the consolidated statements of income and comprehensive income beginning July 1, 2021 and were not considered material to the Company’s results of operations.

Acquisition of OBS

On February 29, 2020, the Company closed the acquisition of WBI OBS Financial, LLC (now known as WBI OBS Financial, Inc.) and paid a final purchase price of $21,339, net of working capital adjustments. The Company recorded goodwill of $11,538, adviser and trust relationships of $9,500 and deferred tax assets of $188 in connection with the acquisition.

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

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements – Continued

December 31, 2022 and 2021

In 2015, the Company created a rabbi trust to support the Company’s Deferred Compensation Plan, under which certain employees may defer their compensation and the Company will contribute the amounts to the rabbi trust. The rabbi trust subsequently invests the deferred compensation into diversified securities, and upon distribution, settles the deferred obligation in cash, which settlement includes the deferred compensation principal and any investment appreciation. The Company selects the investment options available for participants and is the primary beneficiary of the assets upon insolvency. During the fourth quarter of 2019, the Company determined that the rabbi trust was a VIE and it was therefore consolidated. The VIE had investments at fair value of $13,602 and $14,379 as of December 31, 2022 and 2021, respectively, and other long-term liabilities of $13,602 and $14,379 as of December 31, 2022 and 2021, respectively. The VIE had other (income) expense of $(2,542), $1,690 and $900 related to the rabbi trust’s unrealized gains (losses) for the years ended December 31, 2022, 2021 and 2020, respectively.

Note 6. Goodwill and Other Intangible Assets

Goodwill

The Company’s goodwill balance was $487,225 and $447,864 as of December 31, 2022 and 2021, respectively.

Other Intangible Assets

Information regarding the Company’s intangible assets is as follows:

December 31, 2022	Gross carrying amount	Accumulated amortization	Net carrying amount	Estimated remaining useful life
Indefinite-lived intangible assets:
Broker-dealer relationships	$570,480	$—	$570,480
Voyant enterprise distribution channel customer relationships	17,500	—	17,500
Definite-lived intangible assets:
Trade names	45,830	(14,131)	31,699	14 years
Broker-dealer license	11,550	(3,561)	7,989	14 years
ATC regulatory status	23,300	(7,184)	16,116	14 years
Voyant non-enterprise distribution channel customer relationships	9,500	(1,018)	8,482	13 years
GFPC adviser relationships	14,250	(3,775)	10,475	10 years
OBS adviser and trust relationships	9,500	(2,130)	7,370	10 years
Voyant trade name	3,200	(436)	2,764	10 years
Voyant technology	16,000	(2,667)	13,333	8 years
Voyant non-compete agreement	400	(200)	200	2 years
Adhesion Wealth trade name	1,500	(6)	1,494	10 years
Adhesion Wealth customer relationships	3,200	(25)	3,175	7 years
Adhesion Wealth technology	3,600	(50)	3,550	3 years
Total	$729,810	$(35,183)	$694,627

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements – Continued

December 31, 2022 and 2021

December 31, 2021	Gross carrying amount	Accumulated amortization	Net carrying amount	Estimated remaining useful life
Indefinite-lived intangible assets:
Broker-dealer relationships	$570,480	$—	$570,480
Voyant enterprise distribution channel customer relationships	17,500	—	17,500
Definite-lived intangible assets:
Trade names	45,830	(11,839)	33,991	15 years
Broker-dealer license	11,550	(2,984)	8,566	15 years
ATC regulatory status	23,300	(6,019)	17,281	15 years
Voyant non-enterprise distribution channel customer relationships	9,500	(339)	9,161	14 years
GFPC adviser relationships	14,250	(2,757)	11,493	11 years
OBS adviser and trust relationships	9,500	(1,378)	8,122	11 years
Voyant trade name	3,200	(145)	3,055	11 years
Voyant technology	16,000	(889)	15,111	9 years
Voyant non-compete agreement	400	(67)	333	3 years
Total	$721,510	$(26,417)	$695,093

The weighted average estimated remaining useful life was 11.6 years for definite-lived intangible assets as of December 31, 2022. Amortization expense for definite-lived intangible assets was $8,766, $7,243 and $5,678, for the years ended December 31, 2022, 2021 and 2020, respectively.

Estimated amortization expense for definite‑lived intangible assets for future years is as follows:

Year Ended December 31:	Estimated amortization
2023	$10,484
2024	10,425
2025	10,308
2026	9,158
2027	9,158
2028 and thereafter	57,114
Total	$106,647

Note 7. Accrued Liabilities and Other Current Liabilities

The following table shows the breakdown of accrued liabilities and other current liabilities:

	December 31,
	2022	2021
Accrued bonus	$19,813	$20,718
Compensation and benefits payable	13,403	7,182
Current portion of long-term debt, net	6,123	—
Current portion of operating lease liabilities	4,485	4,223
Reserve for uncertain tax positions	4,136	3,695
Asset-based payables	840	1,709
Other accrued expenses	20,396	18,722
Total	$69,196	$56,249

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements – Continued

December 31, 2022 and 2021

Note 8. Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

	December 31,
	2022	2021
Deferred compensation plan liability	$13,602	$14,379
Contractor liability	1,178	1,602
Other	405	487
Total	$15,185	$16,468

Note 9. Fair Value Measurements

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value in the consolidated balance sheets as of December 31, 2022 and 2021, based on the three-tier fair value hierarchy:

	December 31, 2022
	Fair Value	Level I	Level II	Level III
Assets:
Equity security investments	$112	$112	$—	$—
Assets to fund deferred compensation liability	13,602	13,602	—	—
Convertible notes receivable	10,352	—	—	10,352
Total assets	$24,066	$13,714	$—	$10,352
Liabilities:
Deferred compensation liability	$13,602	$13,602	$—	$—
Total liabilities	$13,602	$13,602	$—	$—

	December 31, 2021
	Fair Value	Level I	Level II	Level III
Assets:
Equity security investments	$119	$119	$—	$—
Assets to fund deferred compensation liability	14,379	14,379	—	—
Total assets	$14,498	$14,498	$—	$—
Liabilities:
Deferred compensation liability	$14,379	$14,379	$—	$—
Total liabilities	$14,379	$14,379	$—	$—

Fair Value of Equity Security Investments

The fair values of the Company’s assets consisting of investment funds that invest in listed equity securities are based on the month end quoted market prices for the net asset value of the various funds, which mature on a daily basis.

Fair Value of Deferred Compensation Asset and Liability

The deferred compensation asset fair value is based on the month-end quoted market prices for the net asset value of the various investment funds. The Company recognized unrealized gains (losses) of $(2,542), $1,690 and $900 related to this asset within other (income) expense, net within the consolidated statements of income and comprehensive income for the years ended December 31, 2022, 2021 and 2020, respectively.

The deferred compensation liability is included in other long-term liabilities in the consolidated balance sheets and its fair market value is based on the month-end market prices for the net asset value of the various investment funds in the Company’s rabbi trust that the participants have selected. The Company recognized other (income) expense, net of $2,542, $(1,690) and $(900) related to this liability within the consolidated statements of income and comprehensive income for the years ended December 31, 2022, 2021 and 2020, respectively.

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements – Continued

December 31, 2022 and 2021

See Note 5 for more details.

Fair Value of Convertible Notes Receivable

On August 9, 2022, the Company, as lender, entered into a loan and security agreement under which the Company agreed to purchase up to $25,000 in principal amount of convertible notes from the borrower. The notes are convertible, at the Company’s election, into shares of the borrower’s common stock at the end of 2025. The convertible notes are classified as available for sale, and included in other assets in the Company’s consolidated balance sheets.

The fair value of the convertible notes receivables issued by the Company were estimated using a market yield method with significant inputs that are not observable in the market and thus represents a Level III fair value measurement. The significant inputs in the Company's Level III fair value measurement not supported by market activity included creditworthiness of the borrower, which management believes are appropriately discounted considering the uncertainties associated with these obligations, and are calculated in accordance with the terms of the respective agreement.

Changes to these estimated fair values are recognized as other comprehensive income in the consolidated statements of income and comprehensive income. During the year ended December 31, 2022, the Company recognized a fair value adjustment, net of tax, of $(157).

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

On January 12, 2022, the Company amended the 2020 Credit Agreement to, among other things, add a term loan facility (as amended and restated, the “2022 Credit Agreement”). Joint lead arrangers and joint bookrunners for the 2022 Credit Agreement are BMO Capital Markets Corp., JPMorgan Chase Bank, N.A., Truist Securities, Inc., U.S. Bank National Association and Wells Fargo Securities, LLC. The 2022 Credit Agreement provides for a senior secured credit facility in an aggregate principal amount of $500,000, consisting of a revolving credit facility with commitments in an aggregate principal amount of $375,000 (the “2022 Revolving Credit Facility”) and a term loan facility with commitments in an aggregate amount of $125,000 (the “2022 Term Loans”), with an accordion option to increase the revolving commitments by $100,000. On October 25, 2022, the Company entered into an amendment (the “ESG Amendment”) to the 2022 Credit Agreement, for the purpose of incorporating key performance indicators (“KPIs”) and environmental, social and governance pricing provisions into the 2022 Credit Agreement.

The 2022 Term Loans bear interest at a rate per annum equal to, at the Company’s option, either (i) SOFR plus a margin based on the Company’s Total Leverage Ratio (as defined in the 2022 Credit Agreement) or (ii) the Base Rate (as defined in the 2022 Credit Agreement) plus a margin based on the Company’s Total Leverage Ratio. The margin ranges between 0.875% and 2.5% for base rate loans and between 1.875% and 3.5% for SOFR loans. The Company will pay a commitment fee based on the average daily unused portion of the commitments under the 2022 Revolving Credit Facility, a letter of credit fee equal to the margin then in effect with respect to the SOFR loans under the 2022 Revolving Credit Facility, a fronting fee and any customary documentary and processing charges for any letter of credit issued under the 2022 Credit Agreement. The 2022 Term Loans are subject to quarterly amortization payments and will mature on January 12, 2027. The ESG Amendment provides for up to (i) 0.05% positive or negative adjustments to the applicable margin and (ii) 0.01% positive or negative adjustments to the commitment fee, in each case, based on the Company’s performance against the KPIs, and includes customary affirmative covenants and representations and warranties with respect to the KPIs.

Note 11. Leases

The Company has elected to use the practical expedient to exclude the non-lease component from the lease for all asset classes. The majority of the Company’s lease agreements are facility leases. Operating lease costs of $5,321, $5,170 and $5,850 and related variable lease costs of $651, $773 and $716, were recorded in general and operating expenses in the consolidated statements of income and comprehensive income for the years ended December 31, 2022, 2021 and 2020, respectively. The Company’s leases had a weighted-average lease term of 5.9 years and 6.3 years, and used a weighted-average discount rate of 4.65% and 3.62% as of

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements – Continued

December 31, 2022 and 2021

December 31, 2022 and 2021. The Company paid $5,713 and $5,407 for amounts included in the measurement of lease liabilities for the years ended December 31, 2022 and 2021, respectively. The Company received a cash allowance of $541 from lessors for leasehold improvements for the year ended December 31, 2022 which is included within the operating activities section of the consolidated statement of cash flows under accounts payable, accrued liabilities and other current liabilities.

Future minimum lease payments under non-cancellable leases, as of December 31, 2022, were as follows:

2023	$5,486
2024	6,685
2025	6,405
2026	6,231
2027	6,091
2028 and thereafter	6,493
Total future minimum lease payments	37,391
Less: imputed interest	(4,982)
Total operating lease liabilities	$32,409

Note 12. Asset-Based Expenses

Asset-based expenses incurred by the Company relating to the generation of asset-based revenue were as follows:

	Year Ended December 31,
	2022	2021	2020
Strategist and manager fees	$135,992	$128,490	$107,317
Premier broker-dealer fees	6,300	9,461	11,303
Custody fees	6,676	6,712	6,226
Fund advisory fees	4,837	4,402	4,600
Marketing allowance	254	1,769	3,244
Other	41	2	5
Total	$154,100	$150,836	$132,695

Note 13. Income Taxes

The Company’s income tax provision was as follows:

	Year Ended December 31,
	2022	2021	2020
Current provision
Federal	$31,348	$16,273	$6,331
State	8,798	4,605	2,418
Foreign	26	—	—
Total current provision	40,172	20,878	8,749
Deferred provision (benefit)
Federal	(5,061)	(578)	391
State	(1,608)	(984)	(1,097)
Foreign	(4)	—	—
Total deferred provision (benefit)	(6,673)	(1,562)	(706)
Total income tax expense	$33,499	$19,316	$8,043

The Company paid income taxes of $34,059, $19,796 and $13,456 for the years ended December 31, 2022, 2021 and 2020, respectively.

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements – Continued

December 31, 2022 and 2021

The reconciliation of the federal statutory tax rate to the Company’s effective income tax rate was as follows:

	Year Ended December 31,
	2022	2021	2020
Statutory U.S. federal income tax rate:	21.00%	21.00%	21.00%
Increase in rate resulting from:
Non-deductible meals & entertainment	0.01%	0.10%	24.98%
Officers life insurance	—	—	1.65%
Qualified transportation fringe benefits	0.03%	0.09%	21.63%
Equity compensation	0.27%	19.22%	4284.57%
Executive compensation limitation	0.16%	1.28%	224.53%
State income tax, net of federal income tax effect	4.05%	6.03%	359.74%
Unrecognized tax benefits	0.05%	1.70%	407.72%
Research & development tax credit	(1.39)%	(5.21)%	(1797.83)%
Return to provision	0.06%	(1.76)%	(66.74)%
Other, net	0.25%	0.48%	0.57%
Effective rate	24.49%	42.93%	3,481.82%

The components of the Company’s deferred income tax liability, net was as follows:

	December 31,
	2022	2021
Assets:
Accrued expenses	$7,633	$7,031
Federal benefit of state tax expense	5,790	5,544
Federal and state net operating loss carryforwards	15,598	17,108
Tax credit carryforwards	2,885	2,537
Lease liability	8,549	8,797
Stock-based compensation	5,359	3,756
Other	103	24
Total deferred income tax assets	45,917	44,797
Liabilities:
Other intangible assets	170,407	170,131
Property and equipment, and capitalized software	14,307	20,529
Right-of-use asset	6,960	7,221
Other	1,740	2,289
Total deferred income tax liabilities	193,414	200,170
Net deferred income tax liability	$147,497	$155,373

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. During 2022 and 2021, the Company evaluated the realizability of its net deferred tax assets based on available positive and negative evidence. During 2021, the Company concluded that it is more likely than not that all of the benefits of the deferred tax assets will be realized. During 2022, the Company concluded that it is more likely than not that all of the benefits of the deferred tax assets will be realized, except for a portion of its state net operating loss carryforwards that would expire unused. As a result, the Company has established a valuation allowance of $87.

The Company's federal net operating loss carryforwards amounted to $13,380 and $14,962 as of December 31, 2022 and 2021, respectively. If unused, $11,335 of the Company’s federal net operating loss carryforwards will begin to expire in 2023. $2,045 of the Company’s net operating losses were generated after 2017 and will carryforward indefinitely. The Company's state net operating loss carryforwards amounted to $261,037 and $275,032, as of December 31, 2022 and 2021, respectively. It is expected that the utilization

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements – Continued

December 31, 2022 and 2021

limitation of Internal Revenue Code Section 382 will cause $113,873 of the Company’s state net operating loss carryforwards to expire unused, and these amounts are not included in the Company’s gross deferred income tax asset. If unused, the Company’s state net operating loss carryforwards will begin to expire in 2023. The Company had state tax credit carryforwards of $2,762 and $2,422 as of December 31, 2022 and 2021, respectively, which do not expire and can be carried forward indefinitely.

The reconciliation of the beginning and ending amounts of the Company’s unrecognized tax benefits is as follows:

	December 31,
	2022	2021
Balance, beginning of year	$4,918	$3,278
Increases related to prior year tax positions	313	497
Decreases related to prior year tax positions due to closure of statute	(389)	(131)
Increases related to current year tax positions	813	1,274
Balance, end of year	$5,655	$4,918

The Company had unrecognized tax benefits of $5,655 and $4,918 as of December 31, 2022 and 2021, respectively, primarily related to research and development tax credits and states in which the Company had nexus but did not file tax returns. The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate was $4,979 and $4,385 as of December 31, 2022 and 2021, respectively.

For the years ended December 31, 2022, 2021 and 2020, the Company recorded an expense of $145, $296 and $182 for interest and penalties related to unrecognized tax benefits as part of income tax expense, respectively. Total accrued interest and penalties related to unrecognized tax benefits as of December 31, 2022 and December 31, 2021, were $845 and $700, respectively.

The Company files U.S. Federal income tax returns and various state and local tax returns. The Company is no longer subject to U.S. Federal and state tax examinations for years through 2017.

Note 14. Stockholders’ Equity

Each holder of Company common stock is entitled to one vote per share, to receive dividends and, upon liquidation or dissolution, to receive all assets available for distribution to such stockholder. The stockholders have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.

As of December 31, 2022, the Company had authorized 675,000,000 shares of common stock and 75,000,000 shares of preferred stock, both with a par value of $0.001 per share, and, 73,847,596 shares of common stock and zero shares of preferred stock were issued and outstanding.

Note 15. Share-Based Employee Compensation

On July 3, 2019, the Company’s Board of Directors adopted, and the Company’s sole stockholder approved, the 2019 Equity Incentive Plan (the “2019 Equity Incentive Plan”), which became effective on July 17, 2019, the date of effectiveness of the Company’s initial public offering (the “IPO”) registration statement on Form S-1. As of December 31, 2022, 650,562 shares were available for issuance under the 2019 Equity Incentive Plan.

Restricted Stock Awards

Immediately following the pricing of the IPO, the Company issued an aggregate number of restricted stock awards (“RSAs”) equal to 6,309,049 shares of the Company’s common stock to the Company’s officers, certain sales employees and an independent director of the board.

Subject to the recipient’s continued employment through the vesting date, 50% of these RSAs vested in three (3) equal installments on the third, fourth and fifth anniversaries of November 18, 2016, and 50% vested subject to the recipient’s continued employment through February 1, 2021 and the satisfaction of a performance-based vesting condition. The performance condition for these RSAs was deemed to have been satisfied in connection with the IPO. In the event that the vesting conditions were not satisfied

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements – Continued

December 31, 2022 and 2021

for any portion of an award, the shares covered by such RSAs transferred automatically to the Company. On November 18, 2021, the last installment of outstanding RSAs vested.

The following is a summary of the activity for RSAs:

	Number of RSAs	Weighted-average grant-date fair value
Balance at December 31, 2019	5,257,541	$22.00
Vested	(1,049,488)	22.00
Forfeited	(9,920)	22.00
Balance at December 31, 2020	4,198,133	$22.00
Vested	(4,195,215)	22.00
Forfeited	(2,918)	22.00
Balance at December 31, 2021	—

Share-based compensation expense related to the RSAs was $0, $41,715 and $48,045 for the years ended December 31, 2022, 2021 and 2020, respectively.

Stock Options

In connection with the IPO, the Company issued options to certain officers to acquire an aggregate of 918,981 shares of the Company’s common stock outside of the 2019 Equity Incentive Plan, with an exercise price of $22 dollars per share. Each of these options vested and became exercisable in substantially equal installments on each of the first three anniversaries of July 18, 2019, subject to the recipient’s continued employment through the vesting date and have a ten-year contractual term. On July 18, 2022, the last installment of outstanding options vested.

The following weighted-average assumptions were used to value options granted during the year ended December 31, 2019:

2019
Grant date fair value of options	$7.73
Risk free rate	1.9%
Expected volatility	32.8%
Dividend yield	—
Expected terms (in years)	6.0

The following is a summary of the activity for stock options:

	Number of options	Weighted-average exercise price	Aggregate intrinsic value	Weighted-average remaining contractual term (years)
Balance at December 31, 2019	908,775	$22.00	$6,380	—
Exercised	(8,504)	22.00	44	—
Balance at December 31, 2020	900,271	22.00	1,981	8.5
Exercised	(17,860)	22.00	67	—
Forfeited	(10,206)	22.00	37	—
Balance at December 31, 2021	872,205	22.00	3,672	5.5
Exercised	(17,010)	22.00	17	—
Expired	(51,602)	22.00	29	—
Forfeited	(20,699)	22.00	16	—
Balance at December 31, 2022	782,894	22.00	783	4.3
Options vested and exercisable at December 31, 2022	782,894	$22.00	$783	4.3

Share-based compensation expense related to the stock options was $670, $2,386 and $2,346 for the years ended December 31, 2022, 2021 and 2020, respectively.

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements – Continued

December 31, 2022 and 2021

Restricted Stock Units

Periodically, the Company issues restricted stock units (“RSUs”) to all officers, certain employees and independent directors of the board under the 2019 Equity Incentive Plan. Each of these RSUs is scheduled to vest in substantially equal installments on each of the first four anniversaries of their grant date.

The following is a summary of the activity for unvested RSUs:

	Number of RSUs	Weighted-average grant-date fair value
Balance at December 31, 2019	114,044	$22.79
Granted	310,225	28.27
Vested	(60,671)	22.49
Forfeited	(19,863)	25.62
Balance at December 31, 2020	343,735	27.63
Granted	819,011	25.35
Vested	(106,110)	27.30
Forfeited	(33,237)	26.65
Balance at December 31, 2021	1,023,399	25.87
Granted	525,195	21.29
Vested	(284,168)	25.93
Forfeited	(82,387)	25.41
Balance at December 31, 2022	1,182,039	$23.85

Share-based compensation expense related to the RSUs was $8,129, $6,104 and $2,148 for the years ended December 31, 2022, 2021 and 2020, respectively.

There was $22,838 of total unrecognized compensation cost related to unvested RSUs granted under the 2019 Equity Incentive Plan as of December 31, 2022. These costs are expected to be recognized over a weighted average period of 2.7 years as of December 31, 2022. The total fair value of RSUs vested was $5,718 during the year ended December 31, 2022.

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

The following assumptions were used to value SARs granted during the periods indicated:

	2022	2021	2020
Weighted-average grant date fair value of SARs	$8.67	$9.81	$11.18
Risk free rate	3.05%	0.63% - 1.04%	0.42% - 0.56%
Expected volatility	37%	37% - 39%	38% - 40%
Dividend yield	—	—	—
Expected terms (in years)	6.25	6.25	6.25

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements – Continued

December 31, 2022 and 2021

The following is a summary of the activity for SARs:

	Number of SARs	Weighted-average exercise price	Aggregate intrinsic value	Weighted-average remaining contractual term (years)
Balance at December 31, 2019	—	$—	$—
Granted	831,902	28.42	139
Balance at December 31, 2020	831,902	$28.42	139	9.4
Granted	894,411	25.59	363
Forfeited	(38,111)	27.12	10
Expired	(4,688)	28.48	—
Balance at December 31, 2021	1,683,514	$26.94	571	8.6
Granted	1,030,037	20.72	—
Forfeited	(85,551)	26.58	31
Expired	(31,361)	27.88	—
Balance at December 31, 2022	2,596,639	$24.48	2,324	8.3
SARs vested and exercisable at December 31, 2022	582,229	$27.38	$100	7.3

Share-based compensation expense related to the SARs was $5,077, $3,432 and $1,298 for the years ended December 31, 2022, 2021 and 2020, respectively.

There was $15,148 of total unrecognized compensation cost related to unvested SARs granted under the 2019 Equity Incentive Plan as of December 31, 2022. These costs are expected to be recognized over a weighted-average period of 2.8 years as of December 31, 2022.

Note 16. Employee Benefit Plan

The Company has a tax-qualified defined contribution plan (the “Benefit Plan”). All full-time and part-time employees are eligible to participate in the Benefit Plan upon hire. The Benefit Plan provides retirement benefits, including provisions for early retirement and disability benefits, as well as a tax-deferred savings feature. Participants must attain two years of service to reach full vesting on Company matching contributions. The Company contributed $6,779, $6,043 and $5,246 to the Benefit Plan for the years ended December 31, 2022, 2021 and 2020, respectively.

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

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements – Continued

December 31, 2022 and 2021

Other Contingencies

In connection with the acquisition of Adhesion Wealth, the Company may incur contingent compensation for certain employees based upon the achievement of certain milestones and their continued employment. The payouts were indeterminable at the balance sheet date and no amounts have been accrued or disclosed in the accompanying consolidated financial statements with respect to these contingencies.

Note 18. Net Capital and Minimum Capital Requirements

AssetMark Trust Company, regulated by the Arizona Department of Insurance and Financial Institutions (“AZDIFI”) is required by state regulation 6-856 to maintain $11,500 and $12,375 in liquid capital (as defined by the AZDIFI) based on asset levels as of December 31, 2022 and 2021, respectively.

AssetMark Brokerage, LLC, regulated by the SEC, is required to maintain $16 and $5 in net capital (as defined by the SEC) as of December 31, 2022 and 2021, respectively.

As of December 31, 2022 and 2021, these entities have met the liquid capital requirements set forth by their respective regulatory authority.

Note 19. Related Party Transactions

As of December 31, 2022 and 2021, the Company had a receivable due from Huatai Securities Co., Ltd. (“HTSC”) of $0 and $234, respectively, which represents the cash paid by the Company on behalf of HTSC for certain professional services rendered to HTSC related to International Financial Reporting Standards audit fees required for HTSC’s consolidated audit.

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

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income per (loss) share attributable to common stockholders:

	Year Ended December 31,
	2022	2021	2020
Net income (loss) attributable to common stockholders	$103,261	$25,671	$(7,812)

Weighted average number of shares of common stock used in computing net income (loss) per share attributable to common stockholders, basic	73,724,341	72,137,174	67,361,995
Net income (loss) per share attributable to common stockholders, basic	$1.40	$0.36	$(0.12)

Weighted average shares used in computing net income (loss) per share attributable to common stockholders, basic	73,724,341	72,137,174	67,361,995
Effect of dilutive shares:
Options to purchase common stock	—	9,913	—
Unvested RSUs	148,487	252,126	—
Diluted number of weighted-average shares outstanding	73,872,828	72,399,213	67,361,995
Net income (loss) per share attributable to common stockholders, diluted	$1.40	$0.35	$(0.12)

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements – Continued

December 31, 2022 and 2021

Since the Company was in a loss position for the year ended December 31, 2020, basic net loss per share is the same as diluted net loss per share, as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would have been anti-dilutive were as follows:

	As of December 31,
	2022	2021	2020
RSAs	—	—	4,198,133
Stock options	782,894	—	900,271
RSUs	599,398	207,232	343,735
SARs	2,596,639	1,683,514	831,902
Total	3,978,931	1,890,746	6,274,041

Note 21. Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date of the accompanying independent auditors’ report, which is the date at which the consolidated financial statements were available to be issued. Based on the Company’s evaluation, the following matter was identified subsequent to the balance sheet date:

We completed an internal restructuring of Adhesion Wealth and Atria on January 30, 2023 whereby Adhesion Wealth was merged out of existence and Atria became a direct subsidiary of AFHI, and will continue to do business as Adhesion Wealth.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective, at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

December 31, 2022 and 2021

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

Certain information required by this Item with respect to our executive officers is set forth under Item 1 of Part I of this Annual Report on Form 10-K under the section entitled “Information About Our Executive Officers.”

The remaining information required by this Item, is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022 pursuant to Regulation 14A.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022 pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022 pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022 pursuant to Regulation 14A.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022 pursuant to Regulation 14A.

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements – Continued

December 31, 2022 and 2021

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

Item 16. Form 10-K Summary

Not applicable.

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements – Continued

December 31, 2022 and 2021

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company	S-1/A	333-232312	3.1	July 8, 2019
3.2	Amended and Restated Bylaws of the Company	8-K	001-38980	3.1	July 22, 2019
4.1	Form of Common Stock Certificate	S-1/A	333-232312	4.1	July 8, 2019
4.2	Registration Rights Agreement by and between the Company and Huatai International Investment Holdings Limited, dated as of July 17, 2019	10-Q	001-38980	4.1	August 28, 2019
4.3	Description of Capital Stock					X
10.1	Amended and Restated Credit Agreement, dated as of January 12, 2022, by and among AssetMark Financial Holdings, Inc., Bank of Montreal, as the Administrative Agent, the Guarantors party thereto, and the Lenders party thereto.	8-K	001-38980	10.1	January 13, 2022
10.2	ESG Amendment to the Amended and Restated Credit Agreement, dated as of October 25, 2022, by and between AssetMark Financial Holdings, Inc. and Bank of Montreal, as Sustainability Coordinator.	8-K	001-38980	10.1	November 10, 2022
10.3	Beta Services Master Subscription Agreement, dated May 21, 2020, by and between Refinitiv US LLC and AssetMark Financial Holdings, Inc.	10-Q	001-38980	10.1	August 6, 2021
10.4	Master Services Agreement, dated April 18, 2017, by and between AssetMark, Inc. and Incedo Inc.	S-1/A	333-232312	10.6	July 8, 2019
10.5	Master Services Agreement, dated August 1, 2017, by and between AssetMark, Inc. and Incedo, Inc. d/b/a IB Technology Solutions Inc.	S-1/A	333-232312	10.7	July 8, 2019
10.6	First Amendment to the Master Services Agreement, dated as of January 1, 2022, by and between Incedo Inc. and AssetMark, Inc.	10-Q	001-38980	10.4	May 9, 2022
10.7	CheckFree APL Master Agreement by and between CheckFree Services Corporation and the Company, f/k/a Genworth Financial Wealth Management, Inc., dated June 23, 2006, as amended on December 2, 2010, and as further amended on September 7, 2011, August 1, 2012, January 1, 2013, April 11, 2013, June 17, 2014, September 23, 2014, November 22, 2014, December 22, 2014, January 21, 2015, March 27, 2015, April 27, 2015, April 30, 2015, June 14, 2015, December 16, 2015 and March 9, 2017	S-1/A	333-232312	10.5	July 8, 2019
10.8	Nineteenth Amendment to the CheckFree APL Master Agreement, dated as of March 16, 2022, by and between Tegra118 Wealth Solutions, Inc. and AssetMark, Inc.	10-Q	001-38980	10.2	May 9, 2022
10.9	Lease for facilities at 1655 Grant Street, Concord, California, dated May 29, 2013 and amended on May 13, 2015 and March 14, 2018	S-1/A	333-232312	10.1	July 8, 2019
10.10	Third Amendment to Office Lease for facilities at 1655 Grant Street, Concord, California, dated May 29, 2019, by and between Concord Technology Center Property Owner, LLC and AssetMark, Inc.	10-Q	001-38980	10.2	August 28, 2019
10.11	Fourth Amendment to Office Lease, dated as of June 1, 2020, by and between Concord Technology Center Property Owner, LLC and AssetMark Inc.	10-Q	001-38980	10.3	May 9, 2022
10.12	TrustNet Software License Agreement by and between HWA International, Inc. and the Company, f/k/a Centurion Trust Company, dated June 1, 1995, as amended on January 8, 1999, and as further amended on June 9, 2008, October 27, 2009, September 27, 2017 and November 8, 2018	S-1/A	333-232312	10.3	July 8, 2019
10.13	Separation Agreement dated March 5, 2021 by and between AssetMark Financial Holdings, Inc. and Charles Goldman	8-K	001-38980	10.1	March 10, 2021
10.14#	Employment Agreement by and between the AssetMark Financial Holdings, Inc. and Natalie Wolfsen	8-K	001-38980	10.1	April 29, 2021
10.15#	Employment Agreement by and between the AssetMark Financial Holdings, Inc. and Michael Kim	8-K	001-38980	10.2	April 29, 2021
10.16	Form of Indemnification Agreement between the Company and each of its directors and executive officers	S-1	333-232312	10.12	June 24, 2019
10.17#	2019 Equity Incentive Plan	S-1/A	333-232312	10.10	July 10, 2019
10.18#	Form of Stock Option Award Notice and Agreement	S-1/A	333-232312	10.11	July 10, 2019
10.19#	Forms of Restricted Stock Unit Award and Notice Agreement	10-Q	001-38980	10.1	August 8, 2022
10.20#	Form of Stock Appreciation Right Award Notice and Agreement	10-Q	001-38980	10.2	August 8, 2022
10.21#	Form of Long-Term Cash Incentive Award Agreement	10-Q	001-38980	10.3	August 8, 2022
21.1	Subsidiaries of the Company					X
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements – Continued

December 31, 2022 and 2021

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

AssetMark Financial Holdings, Inc.

Notes to Consolidated Financial Statements – Continued

December 31, 2022 and 2021

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Concord, California, on March 14, 2023.

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

Signature	Title	Date

/s/ Natalie Wolfsen Natalie Wolfsen	Director and Chief Executive Officer (principal executive officer)	March 14, 2023

/s/ Gary Zyla Gary Zyla	Chief Financial Officer (principal financial officer and principal accounting officer)	March 14, 2023

/s/ Xiaoning Jiao Xiaoning Jiao	Chairman of the Board	March 14, 2023

/s/ Rohit Bhagat Rohit Bhagat	Director	March 14, 2023

/s/ Patricia Guinn Patricia Guinn	Director	March 14, 2023

/s/ Bryan Lin Bryan Lin	Director	March 14, 2023

/s/ Ying Sun Ying Sun	Director	March 14, 2023

/s/ Joseph Velli Joseph Velli	Director	March 14, 2023

/s/ Lei Wang Lei Wang	Director	March 14, 2023

/s/ Yi Zhou Yi Zhou	Director	March 14, 2023