Form 10-Q
period 2023-03-31
AssetMark Financial Holdings, Inc.
filed 2023-05-05
CIK 1591587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 30, 2023, the number of shares of the registrant’s common stock outstanding was 73,924,212.

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

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

AssetMark Financial Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands except share data and par value)

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$123,468	$123,274
Restricted cash	13,000	13,000
Investments, at fair value	15,221	13,714
Fees and other receivables, net	21,966	20,082
Income tax receivable, net	—	265
Prepaid expenses and other current assets	16,509	16,870
Total current assets	190,164	187,205
Property, plant and equipment, net	8,041	8,495
Capitalized software, net	94,775	89,959
Other intangible assets, net	692,011	694,627
Operating lease right-of-use assets	22,428	22,002
Goodwill	487,206	487,225
Other assets	13,386	13,417
Total assets	$1,508,011	$1,502,930
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,462	$4,624
Accrued liabilities and other current liabilities	66,923	69,196
Income tax payable, net	5,581	—
Total current liabilities	74,966	73,820
Long-term debt, net	93,473	112,138
Other long-term liabilities	16,285	15,185
Long-term portion of operating lease liabilities	28,380	27,924
Deferred income tax liabilities, net	147,497	147,497
Total long-term liabilities	285,635	302,744
Total liabilities	360,601	376,564
Stockholders’ equity:
Common stock, $0.001 par value (675,000,000 shares authorized and 73,924,212 and 73,847,596 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively)	74	74
Additional paid-in capital	946,768	942,946
Retained earnings	200,725	183,503
Accumulated other comprehensive loss	(157)	(157)
Total stockholders’ equity	1,147,410	1,126,366
Total liabilities and stockholders’ equity	$1,508,011	$1,502,930

The accompanying notes are an integral part of the condensed consolidated financial statements.

AssetMark Financial Holdings, Inc.

Unaudited Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands except share and per share data)

	Three Months Ended March 31,
	2023	2022
Revenue:
Asset-based revenue	$131,039	$142,076
Spread-based revenue	38,263	1,955
Subscription-based revenue	3,544	3,318
Other revenue	3,716	954
Total revenue	176,562	148,303
Operating expenses:
Asset-based expenses	37,434	41,687
Spread-based expenses	6,557	405
Employee compensation	46,911	40,290
General and operating expenses	25,689	22,059
Professional fees	5,393	5,733
Depreciation and amortization	8,428	7,469
Total operating expenses	130,412	117,643
Interest expense	2,347	1,159
Other expense, net	19,865	128
Income before income taxes	23,938	29,373
Provision for income taxes	6,716	7,154
Net income	17,222	22,219
Net comprehensive income	$17,222	$22,219
Net income per share attributable to common stockholders:
Basic	$0.23	$0.30
Diluted	$0.23	$0.30
Weighted average number of common shares outstanding, basic	73,890,162	73,571,785
Weighted average number of common shares outstanding, diluted	74,370,353	73,675,460

The accompanying notes are an integral part of the condensed consolidated financial statements.

AssetMark Financial Holdings, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands except share data)

For the three months ended March 31, 2023 and 2022

	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	earnings	loss	equity
Balance at December 31, 2021	73,562,717	$74	$929,070	$80,242	$—	$1,009,386
Net income	—	—	—	22,219	—	22,219
Share-based compensation	—	—	3,142	—	—	3,142
Issuance of common stock - vesting of restricted stock units	31,089	—	—	—	—	—
Exercise of stock options	221	—	—	—	—	—
Balance at March 31, 2022	73,594,027	$74	$932,212	$102,461	$—	$1,034,747

Balance at December 31, 2022	73,847,596	$74	$942,946	$183,503	$(157)	$1,126,366
Net income	—	—	—	17,222	—	17,222
Share-based compensation	—	—	3,822	—	—	3,822
Issuance of common stock - vesting of restricted stock units	23,352	—	—	—	—	—
Exercise of stock options	52,765	—	—	—	—	—
Exercise of stock appreciation rights	499	—	—	—	—	—
Balance at March 31, 2023	73,924,212	$74	$946,768	$200,725	$(157)	$1,147,410

The accompanying notes are an integral part of the condensed consolidated financial statements.

AssetMark Financial Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,222	$22,219
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,428	7,469
Interest (income) expense, net	(9)	209
Share-based compensation	3,822	3,142
Debt acquisition cost write-down	92	130
Changes in certain assets and liabilities:
Fees and other receivables, net	(1,484)	(137)
Receivables from related party	(400)	81
Prepaid expenses and other current assets	1,738	2,541
Accounts payable, accrued liabilities and other current liabilities	3,871	(16,905)
Income tax receivable and payable, net	5,846	6,673
Net cash provided by operating activities	39,126	25,422
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Adhesion Wealth, net of cash received	(3,000)	—
Purchase of investments	(824)	(1,280)
Sale of investments	66	361
Purchase of property and equipment	(220)	(361)
Purchase of computer software	(9,954)	(8,077)
Net cash used in investing activities	(13,932)	(9,357)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(25,000)	(1,563)
Payments on revolving credit facility	—	(115,000)
Proceeds from issuance of long-term debt, net	—	122,508
Net cash (used in) provided by financing activities	(25,000)	5,945
Net change in cash, cash equivalents and restricted cash	194	22,010
Cash, cash equivalents and restricted cash at beginning of period	136,274	89,707
Cash, cash equivalents and restricted cash at end of period	$136,468	$111,717
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid, net	$868	$532
Interest paid	$3,787	$390
Non-cash operating and investing activities:
Non-cash changes to right-of-use assets	$1,742	$32
Non-cash changes to lease liabilities	$1,742	$32

The accompanying notes are an integral part of the condensed consolidated financial statements.

AssetMark Financial Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

All dollar amounts presented are in thousands other than per share amounts for all notes.

Note 1. Overview

Organization and Nature of Business

These unaudited condensed consolidated financial statements include AssetMark Financial Holdings, Inc. and its subsidiaries, which include AssetMark, Inc., AssetMark Trust Company, AssetMark Brokerage, LLC, AssetMark Retirement Services, Inc., Global Financial Private Capital, Inc., Global Financial Advisory, LLC, Voyant, Inc., Voyant UK Limited, Voyant Financial Technologies Inc., Voyant Australia Pty Ltd. and Atria Investments, Inc. The entities listed above are collectively referred to as the “Company”.

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

AssetMark, Inc. (“AMI”) is a registered investment adviser that was incorporated under the laws of the State of California on May 13, 1999. AMI offers a broad array of wealth management solutions to individual investors through financial advisers by providing an open-architecture product platform along with tailored client advice, asset allocation options, practice management, support services and technology solutions to the financial adviser channel. AMI serves as investment adviser to the Company’s proprietary GuideMark Funds and GuidePath Funds, each of which is a mutual fund offered to clients of financial advisers.

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

Note 2. Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation have been included. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ended December 31, 2023 or any future period. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and related notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Geographic Sources of Revenue

Revenue attributable to customers outside of the United States totaled $3,726 and $3,531 in the three months ended March 31, 2023 and 2022, respectively.

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31, 2023	December 31, 2022
Prepaid expenses	$10,878	$11,697
Operating lease right-of-use assets	4,611	4,387
Other	1,020	786
Total	$16,509	$16,870

Note 4. Business Combinations

Acquisition of Adhesion Wealth

On December 14, 2022, the Company acquired all of the issued and outstanding equity interests of Adhesion Financial Advisor Solutions (“Adhesion Wealth”). The estimated fair values of working capital balances, identifiable intangible assets and goodwill are provisional and are based on the information that was available as of the acquisition date. The estimated fair values of these provisional items are based on certain valuation and other studies that remain in progress and are not yet determinable. The Company believes the preliminary information provides a reasonable basis for estimating the fair values of these amounts, but is waiting for additional information necessary to finalize those fair values. Therefore, provisional measurements of fair values reflected are subject to change and such changes could be significant. The Company expects to finalize the valuation of tangible assets and liabilities and identifiable intangible assets and goodwill and complete the acquisition accounting as soon as practicable and no later than December 14, 2023.

On January 30, 2023, the Company completed an internal restructuring of Adhesion Wealth and Atria whereby Adhesion Wealth was merged out of existence and Atria became a direct subsidiary of AssetMark Financial Holdings, Inc., and will continue to do business as Adhesion Wealth.

During the three months ended March 31, 2023, the Company settled a purchase consideration liability in the amount of $3,000.

Note 5. Goodwill and Other Intangible Assets

Goodwill

The Company’s goodwill balance was $487,206 and $487,225 as of March 31, 2023 and December 31, 2022, respectively. The Company performed an annual test for goodwill impairment in October for the years ended December 31, 2022 and 2021 and determined that goodwill was not impaired. The Company performed a qualitative analysis of factors and determined that goodwill was not impaired as of March 31, 2023.

Other Intangible Assets

Information regarding the Company’s intangible assets is as follows:

March 31, 2023	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived intangible assets:
Broker-dealer relationships	$570,480	$—	$570,480
Voyant enterprise distribution channel customer relationships	17,500	—	17,500
Definite-lived intangible assets:
Trade names	50,530	(15,257)	35,273
Technology	19,600	(3,461)	16,139
Customer relationships	36,450	(7,667)	28,783
Regulatory licenses	34,850	(11,181)	23,669
Non-compete agreements	400	(233)	167
Total	$729,810	$(37,799)	$692,011

December 31, 2022	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived intangible assets:
Broker-dealer relationships	$570,480	$—	$570,480
Voyant enterprise distribution channel customer relationships	17,500	—	17,500
Definite-lived intangible assets:
Trade names	50,530	(14,573)	35,957
Technology	19,600	(2,717)	16,883
Customer relationships	36,450	(6,948)	29,502
Regulatory licenses	34,850	(10,745)	24,105
Non-compete agreements	400	(200)	200
Total	$729,810	$(35,183)	$694,627

Amortization expense for definite-lived intangible assets was $2,616 and $2,171 for the three months ended March 31, 2023 and 2022, respectively. The Company performed an annual test for intangible assets impairment in October for the years ended December 31, 2022 and 2021 and determined that intangible assets were not impaired. The Company performed a qualitative analysis of factors and determined that intangible assets were not impaired as of March 31, 2023.

Estimated amortization expense for definite‑lived intangible assets for future years is as follows:

Remainder of 2023	$7,868
2024	10,425
2025	10,308
2026	9,158
2027	9,158
2028 and thereafter	57,114
Total	$104,031

Note 6. Accrued Liabilities and Other Current Liabilities

The following table shows the breakdown of accrued liabilities and other current liabilities:

	March 31, 2023	December 31, 2022
Accrual for SEC matter	$20,000	$—
Accrued bonus	9,091	19,813
Compensation and benefits payable	4,831	13,403
Current portion of long-term debt, net	—	6,123
Current portion of operating lease liabilities	4,648	4,485
Reserve for uncertain tax positions	4,136	4,136
Asset-based payables	3,642	840
Other accrued expenses	20,575	20,396
Total	$66,923	$69,196

Note 7. Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

	March 31, 2023	December 31, 2022
Deferred compensation plan liability	$15,105	$13,602
Contractor liability	794	1,178
Other	386	405
Total	$16,285	$15,185

Note 8. Fair Value Measurements

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value in the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, based on the three-tier fair value hierarchy:

	March 31, 2023
	Fair Value	Level I	Level II	Level III
Assets:
Equity securities investments	$116	$116	$—	$—
Assets to fund deferred compensation liability	15,105	15,105	—	—
Convertible notes receivable	10,559	—	—	10,559
Total assets	$25,780	$15,221	$—	$10,559
Liabilities:
Deferred compensation liability	$15,105	15,105	$—	$—
Total liabilities	$15,105	$15,105	$—	$—

	December 31, 2022
	Fair Value	Level I	Level II	Level III
Assets:
Equity securities investments	$112	$112	$—	$—
Assets to fund deferred compensation liability	13,602	13,602	—	—
Convertible notes receivable	10,352	—	—	10,352
Total assets	$24,066	$13,714	$—	$10,352
Liabilities:
Deferred compensation liability	$13,602	$13,602	$—	$—
Total liabilities	$13,602	$13,602	$—	$—

Fair Value of Equity Securities Investments

The fair values of the Company’s assets consisting of investment funds that invest in listed equity securities are based on the month-end quoted market prices for the net asset value of the various funds.

Fair Value of Assets to Fund Deferred Compensation Liability and Deferred Compensation Liability

The assets to fund deferred compensation liability is included in investments, at fair value in the consolidated balance sheets and its fair market value is based on the month-end quoted market prices for the net asset value of the various investment funds. The Company recognized unrealized gains (losses) of $744 and $(2,542) related to this asset in other expense, net within the consolidated statements of income and comprehensive income for the three months ended March 31, 2023 and for the year ended December 31, 2022, respectively.

The deferred compensation liability is included in other long-term liabilities in the consolidated balance sheets and its fair market value is based on the month-end market prices for the net asset value of the various investment funds in the Company’s rabbi trust that the participants have selected. The Company recognized other (income) expense, net of $(744) and $2,542 related to this liability within the consolidated statements of income and comprehensive income for the three months ended March 31, 2023 and for the year ended December 31, 2022, respectively.

Fair Value of Convertible Notes Receivable

The fair value of the convertible notes receivables was estimated using a market yield method with significant inputs that are not observable in the market, including inputs related to the creditworthiness of the borrower, and thus represents a Level III fair value measurement. The Company’s management believes the fair value is appropriately discounted considering the uncertainties associated with these obligations, and is calculated in accordance with the terms of the underlying contractual agreement between the Company and the borrower.

Note 9. Asset-Based Expenses

Asset-based expenses incurred by the Company relating to the generation of asset-based revenues are as follows:

	Three Months Ended March 31,
	2023	2022
Strategist and manager fees	$33,205	$36,467
Premier broker-dealer fees	1,311	2,108
Custody fees	1,503	1,763
Fund advisory fees	1,353	1,084
Other	62	265
Total	$37,434	$41,687

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

During the three months ended March 31, 2023, the Company paid down a total of $25,000, with the excess repayment above the scheduled amortizing payment to be applied to future quarterly principal payments.

Note 11. Share-Based Compensation

On July 3, 2019, the Company’s Board of Directors adopted, and the Company’s sole stockholder approved, the 2019 Equity Incentive Plan (the “2019 Equity Incentive Plan”), which became effective on July 17, 2019, the date of effectiveness of the Company’s initial public offering (the “IPO”) registration statement on Form S-1. As of March 31, 2023, 664,678 shares were available for issuance under the 2019 Equity Incentive Plan.

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

Share-based compensation expense related to the stock options was $0 and $377 for the three months ended March 31, 2023 and 2022, respectively.

Restricted Stock Units

Periodically, the Company issues restricted stock units (“RSUs”) to all officers, certain employees and independent directors of the board under the 2019 Equity Incentive Plan. Most of these RSUs are scheduled to vest in substantially equal installments on each of the first four anniversaries of their grant date.

Share-based compensation expense related to the RSUs was $2,332 and $1,768 for the three months ended March 31, 2023 and 2022, respectively.

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

Share-based compensation expense related to SARs was $1,490 and $997 for the three months ended March 31, 2023 and 2022, respectively.

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

Because the Company operates in a highly regulated industry, the Company and the subsidiaries of AFHI are regularly subject to examinations by the SEC and other relevant regulators. As disclosed since the fall of 2020, in July 2020, AMI received an examination report from the SEC’s Division of Examinations requesting that AMI and certain subsidiaries of AFHI take corrective actions. The Company’s subsidiaries also received related subpoenas from the SEC Division of Enforcement for production of documents and testimony. The matter at issue concerns allegedly inadequate disclosure of potential conflicts of interest by AMI between 2016 and 2021. The Company is in discussions with the SEC enforcement staff regarding the framework for a possible resolution of this matter. After discussions with the SEC staff in March 2023, the Company has taken a $20,000 accrual as of March 31, 2023 in its financial statements. Changes in the accrual may be required in future periods as discussions with the SEC continue and additional information becomes available. However, there can be no assurance that the Company will be successful in reaching an agreement with the SEC.

In the opinion of management, after discussions with legal counsel, the ultimate resolution of the pending regulatory action will not have a material adverse effect on business operations of the Company.

Other Contingencies

In connection with the acquisition of Adhesion Wealth, the Company may incur contingent compensation obligations with respect to certain former Adhesion Wealth employees based upon the achievement of certain milestones and their continued employment with the Company. The potential payouts were indeterminable at the balance sheet date and as such, no amounts have been accrued or disclosed in the accompanying consolidated financial statements with respect to these contingencies.

Note 13. Income Taxes

The Company’s effective income tax rate differs from the federal corporate tax rate of 21.0%, primarily as a result of state taxes and the effect of research and development tax credits and the accrual related to SEC matter.

The Company’s effective tax rate was 28.1% and 24.4% for the three months ended March 31, 2023 and 2022, respectively.

Note 14. Related Party Transactions

As of March 31, 2023 and December 31, 2022, the Company had a receivable due from Huatai Securities Co., Ltd. (“HTSC”) of $400 and $0, respectively, which amount as of March 31, 2023 represents the cash paid by the Company on behalf of HTSC for certain professional services.

Note 15. Net Income Per Share Attributable to Common Stockholders

Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. For the calculation of diluted net income per share, the basic weighted average number of shares of common stock outstanding is increased by the dilutive effect (if any) of stock options, restricted stock units and stock appreciation rights.

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income per share attributable to common stockholders:

	Three Months Ended March 31,
	2023	2022
Net income attributable to common stockholders	$17,222	$22,219

Weighted average number of shares of common stock used in computing net income per share attributable to common stockholders, basic	73,890,162	73,571,785
Net income per share attributable to common stockholders, basic	$0.23	$0.30

Weighted average shares used in computing net income per share attributable to common stockholders, basic	73,890,162	73,571,785
Effect of dilutive shares:
Unvested RSUs	371,655	81,111
Stock options	103,459	22,564
SARs	5,077	—
Diluted number of weighted-average shares outstanding	74,370,353	73,675,460
Net income per share attributable to common stockholders, diluted	$0.23	$0.30

The following securities were not included in the computation of diluted shares because such securities did not have a dilutive effect.

	Three Months Ended March 31,
	2023	2022
SARs	1,550,357	1,681,505
Total	1,550,357	1,681,505

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

Overview

AssetMark is committed to transforming financial advice by enabling holistic financial wellness and empowering independent financial advisers to help their clients reach their goals. We are a wealth management platform that powers independent financial advisers and their clients. Our ecosystem of solutions equips advisers of all sizes and models with services and capabilities that would otherwise require significant investments of time and money, which ultimately enables them to deliver better investor outcomes and enhance their productivity, profitability and client satisfaction.

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

Financial Highlights

•

Total revenue for the quarter ended March 31, 2023 was $176.6 million, up $28.3 million, or 19.1%, from $148.3 million for the quarter ended March 31, 2022. Asset-based revenue for the quarter ended March 31, 2023 was $131.0 million, down $11.1 million, or 7.8%, from $142.1 million for the quarter ended March 31, 2022. Spread-based revenue for the quarter ended March 31, 2023 was $38.3 million, up $36.3 million from $2.0 million for the quarter ended March 31, 2022.

•	Net income for the quarter ended March 31, 2023 was $17.2 million, or $0.23 per share, compared to $22.2 million, or $0.30 per share, for the quarter ended March 31, 2022.
•

Adjusted net income for the quarter ended March 31, 2023 was $39.7 million, compared to $28.8 million for the quarter ended March 31, 2022. For a reconciliation of net income, the most directly comparable GAAP financial measure, to adjusted net income, see the section titled “—Key Operating Metrics—Non-GAAP Financial Metrics—Adjusted Net Income.”

•

Adjusted EBITDA for the quarter ended March 31, 2023 was $58.8 million, compared to $44.5 million for the quarter ended March 31, 2022. For a reconciliation of net income, the most directly comparable GAAP financial measure, to adjusted EBITDA, see the section titled “—Key Operating Metrics—Non-GAAP Financial Metrics—Adjusted EBITDA.”

Asset and Adviser Growth Trends

•	Platform assets were $96.2 billion as of March 31, 2023, up 5.9% from $90.8 billion as of March 31, 2022.
•	We had 2,976 engaged advisers on our platform as of March 31, 2023, up 5.7% from 2,815 as of March 31, 2022.

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

Increase of New Financial Advisers on Our Platform

Within the wealth management industry, the percentage of assets served by independent financial advisers is forecasted to grow from 42% in 2020 to 47% in 2025, based on our internal estimates and Cerulli Associates’ data on expected industry growth. We seek to capitalize on this trend and attract new financial advisers to our platform by continuing to invest in our technology platform, sales and service standards and curated investment offering. Our business will depend in part on our ability to continue to attract new advisers to our platform.

Technology Development

We invested $20.2 million in the development of our technology and our dedicated technology team during the quarter ended March 31, 2023. We intend to continue to invest in our technology platform to address the needs of financial advisers and their investors. Our revenue growth will depend, in part, on our ability to continue to launch new offerings and deliver solutions to financial advisers efficiently. While these investments reduce our profitability, we believe they will enable us to grow our revenue meaningfully in the long term.

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

Acquisitions

Our success in pursuing and executing strategic transactions may impact our assets and revenue. From 2014 to 2020, we acquired the platform assets of four firms, which have collectively added $9.4 billion in platform assets. In 2021, we acquired Voyant, a leading global provider of SaaS-based financial planning and client digital engagement solutions, and in December 2022, we acquired Adhesion Financial Advisor Solutions, Inc. (“Adhesion Wealth”), a leading provider of wealth management technology solutions to registered investment advisers (“ RIAs”), RIA enterprises, turnkey asset management programs and asset managers. The acquisition of Adhesion Wealth added $6.9 billion in platform assets. We expect to continue to selectively seek acquisitions that will enhance our scale, operating leverage and capabilities to further deepen our offering to advisers and investors.

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

Key metrics for the three months ended March 31, 2023 and 2022 include the following:

	Three Months Ended March 31,
	2023	2022
Operational metrics:
Platform assets (at period-beginning) (millions of dollars)	$91,470	$93,487
Net flows (millions of dollars)	1,631	2,135
Market impact net of fees (millions of dollars)	3,102	(4,804)
Platform assets (at period-end) (millions of dollars)	$96,203	$90,818
Net flows lift (% of beginning-of-year platform assets)	1.8%	2.3%
Advisers (at period-end)	9,319	8,701
Engaged advisers (at period-end)	2,976	2,815
Assets from engaged advisers (at period-end) (millions of dollars)	$88,587	$83,643
Households (at period-end)	243,775	215,668
New producing advisers	166	195
Production lift from existing advisers (annualized %)	18.8%	18.7%
Assets in custody at ATC (at period-end) (millions of dollars)	$70,069	$69,762
ATC client cash (at period-end) (millions of dollars)	$3,189	$3,095
Financial metrics:
Total revenue (millions of dollars)	$176.6	$148.3
Net income (millions of dollars)	$17.2	$22.2
Net income margin (%)	9.8%	15.0%
Capital expenditure (millions of dollars)	$10.0	$8.4
Non-GAAP financial metrics:
Adjusted EBITDA (millions of dollars)	$58.8	$44.5
Adjusted EBITDA margin (%)	33.3%	30.0%
Adjusted net income (millions of dollars)	$39.7	$28.8

Platform Assets

We believe that the amount of assets on our platform is an important indicator of the strength and growth of our business, our increased customer footprint and the market acceptance of our platform. We define platform assets as all assets on the AssetMark platform, whether these are assets for which we provide advisory services, referred to as regulatory assets under management (“AUM”), or non-advisory assets under administration, assets held in cash accounts or otherwise not managed (collectively, “Other Assets”). There is generally no material economic difference to our financial results whether assets are considered AUM or Other Assets. We view our platform assets as reflective of our revenue growth and potential for future growth. We had platform assets of $96,203 million and $90,818 million as of March 31, 2023 and 2022, respectively. Our regulatory AUM totaled $58,509 million and $58,557 million as of March 31, 2023 and 2022, respectively. We intend to continue growing our platform assets with enhancements to our technology, services and investment solutions. We expect the growth in our platform assets will remain a significant indicator of our business momentum and results of operations as existing advisers and new advisers realize the benefits of our platform. Our platform assets in any period may continue to fluctuate as a result of several factors, including our adviser satisfaction with the functionality, features, performance or pricing of our offering, overall fluctuations in the securities markets and other factors, a number of which are beyond our control.

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

Production Lift from Existing Advisers (Annualized)

Existing advisers for a given period are defined as those who had invested client assets on our platform as of the beginning of the period. Production lift from existing advisers for a given period is calculated by dividing production (the amount of new assets that are added to client accounts) attributable to existing advisers (excluding Adhesion Wealth advisers) for such period by platform assets as of the beginning of such period and annualizing the result. This metric represents both the organic growth of these advisers as well as any incremental share of wallet of the adviser’s business that is added to our platform on an annualized basis.

Assets in Custody at ATC (at Period-End)

Assets in custody at ATC represents platform assets that are in custody at AssetMark Trust Company (“ATC”).

ATC Client Cash (at Period-End)

In general, all accounts with ATC are required to have cash at a minimum level ranging from of 1.5% to 5% of invested assets. In addition to this minimum amount, strategists and advisers have the discretion to hold additional invested assets in cash. We refer to the aggregate amount of cash held at ATC as ATC client cash. As of March 31, 2023 and 2022, ATC client cash accounted for 4.6% and 4.4%, respectively, of the total assets in custody at ATC. As of March 31, 2023 and 2022, the majority of the ATC client cash was placed with the ATC-insured cash deposit program and was the primary source of spread-based revenue for our business.

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

Set forth below is a reconciliation from net income and net income margin, the most directly comparable GAAP financial measures, to adjusted EBITDA and adjusted EBITDA margin for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,		Three Months Ended March 31,
(in thousands except for percentages)	2023	2022	2023	2022
Net income	$17,222	$22,219	9.8%	15.0%
Provision for income taxes	6,716	7,154	3.8%	4.8%
Interest income	(2,051)	(31)	(1.2)%	—
Interest expense	2,347	1,159	1.3%	0.8%
Depreciation and amortization	8,428	7,469	4.8%	5.0%
EBITDA	$32,662	$37,970	18.5%	25.6%
Share-based compensation(1)	3,822	3,142	2.2%	2.1%
Reorganization and integration costs(2)	1,909	3,006	1.1%	2.0%
Acquisition expenses(3)	313	135	0.2%	0.1%
Business continuity plan(4)	(6)	115	—	0.1%
Accrual for SEC matter(5)	20,000	—	11.3%	—
Other expense, net	88	128	—	0.1%
Adjusted EBITDA	$58,788	$44,496	33.3%	30.0%
(1)

“Share-based compensation” represents granted share-based compensation in the form of restricted stock unit, stock option and stock appreciation right grants by us to certain of our directors and employees. Although this expense occurred in each measurement period, we have added the expense back in our calculation of adjusted EBITDA because of its noncash impact.

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

(3)	“Acquisition expenses” includes employee severance, transition and retention expenses, duplicative general and administrative expenses and other professional fees related to acquisitions.
(4)	“Business continuity plan” includes incremental compensation and other costs that are directly related to a transition to a hybrid workforce in 2022.
(5)	“Accrual for SEC matter” represents an accrual recognized based on the SEC matter further discussed in Note 12 of notes to unaudited condensed consolidated financial statements.

Set forth below is a summary of the adjustments involved in the reconciliation from net income and net income margin, the most directly comparable GAAP financial measures, to adjusted EBITDA and adjusted EBITDA margin for the three months ended March 31, 2023 and 2022, broken out by compensation and non-compensation expenses.

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
(in thousands)	Compensation	Non-Compensation	Total	Compensation	Non-Compensation	Total
Share-based compensation(1)	$3,822	$—	$3,822	$3,142	$—	$3,142
Reorganization and integration costs(2)	1,064	845	1,909	786	2,220	3,006
Acquisition expenses(3)	100	213	313	—	135	135
Business continuity plan(4)	—	(6)	(6)	—	115	115
Accrual for SEC matter(5)	—	20,000	20,000	—	—	—
Other expense, net	—	88	88	—	128	128
Total adjustments to adjusted EBITDA	$4,986	$21,140	$26,126	$3,928	$2,598	$6,526

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
(in percentages)	Compensation	Non-Compensation	Total	Compensation	Non-Compensation	Total
Share-based compensation(1)	2.2%	—	2.2%	2.1%	—	2.1%
Reorganization and integration costs(2)	0.6%	0.5%	1.1%	0.5%	1.5%	2.0%
Acquisition expenses(3)	0.1%	0.1%	0.2%	—	0.1%	0.1%
Business continuity plan(4)	—	—	—	—	0.1%	0.1%
Accrual for SEC matter(5)	—	11.3%	11.3%	—	—	—
Other expense, net	—	—	—	—	0.1%	0.1%
Total adjustments to adjusted EBITDA margin %	2.9%	11.9%	14.8%	2.6%	1.8%	4.4%

(1)

“Share-based compensation” represents granted share-based compensation in the form of restricted stock unit, stock option and stock appreciation right grants by us to certain of our directors and employees. Although this expense occurred in each measurement period, we have added the expense back in our calculation of adjusted EBITDA because of its noncash impact.

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

(3)	“Acquisition expenses” includes employee severance, transition and retention expenses, duplicative general and administrative expenses and other professional fees related to acquisitions.
(4)	“Business continuity plan” includes incremental compensation and other costs that are directly related to a transition to a hybrid workforce in 2022.
(5)	“Accrual for SEC matter” represents an accrual recognized based on the SEC matter further discussed in Note 12 of notes to unaudited condensed consolidated financial statements.

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

Set forth below is a reconciliation from net income, the most directly comparable GAAP financial measure, to adjusted net income for the three ended March 31, 2023 and 2022.

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
(in thousands)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Net income			$17,222			$22,219
Acquisition-related amortization(1)	$—	$2,174	2,174	$—	$1,729	1,729
Expense adjustments(2)	1,164	21,052	22,216	786	2,470	3,256
Share-based compensation	3,822	—	3,822	3,142	—	3,142
Other expense, net	—	88	88	—	128	128
Tax effect of adjustments(3)	(1,197)	(4,624)	(5,821)	(192)	(1,496)	(1,688)
Adjusted net income	$3,789	$18,690	$39,701	$3,736	$2,831	$28,786

(1)	Relates to intangible assets established in connection with HTSC’s acquisition of our Company in 2016.
(2)	Consists of the adjustments to EBITDA listed in the adjusted EBITDA reconciliation table above other than share-based compensation.
(3)	Consists of the provision for income taxes under U.S. GAAP and the estimated tax impact of expense adjustments and acquisition-related amortization, and share-based compensation beginning in 2022.

Components of Results of Operations

Revenue

Asset-Based Revenue

A majority of our revenue is derived from the fees we charge as a percentage of platform assets. We record this revenue as asset-based revenue. Our asset-based revenue varies based on the types of investment solutions and services that financial advisers utilize for their clients. Asset-based revenue accounted for approximately 74.2% and 95.8% of our total revenue for the three months ended March 31, 2023 and 2022, respectively. The decrease in asset-based revenue’s proportion of our total revenue was primarily driven by the increase in spread-based revenue and lower assets under management at the beginning of the period during the three months ended March 31, 2023 as compared to March 31, 2022.

Spread-Based Revenue

Our spread-based revenue consists of the fees we earn on cash custodied at ATC, one of our wholly owned subsidiaries and one of several custodians offered on our platform. ATC’s program utilizes third-party banks to place and hold client cash and is paid interest-rate-sensitive fees calculated by reference to such deposits. Spread-based revenue increased in the first quarter of 2023, primarily as a result of the higher interest rate environment. We expect spread-based revenue to continue to increase as interest rates in the United States rise.

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

Spread-Based Expenses

Our spread-based expenses consist of interest payments to clients and expenses paid to ATC’s third-party administrator for administering ATC’s insured cash deposit program. We expect spread-based expenses to continue to increase as interest rates in the United States rise.

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

Depreciation and Amortization

Amortization expense reflects the amortization of our intangible technology assets and our other assets such as trade names, broker-dealer licenses and ATC regulatory status, from the fair value established at the date of our sale to HTSC in 2016, as well as the amortization of the intangible assets we acquire through our acquisitions. Depreciation expense reflects the ongoing cost of annual usage of property and equipment.

Interest Expense

Interest expense reflects the interest paid under the 2020 Credit Agreement and the 2022 Credit Agreement, which may fluctuate over time. We expect interest expense to increase in the short term due to the recent increases in interest rates in the United States.

Other Expense, Net

Other expense, net, represents the expense associated with our equity securities investments, along with the gains and losses from such investments, foreign exchange fluctuations and accruals recognized in connection with regulatory matters.

Results of Operations

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

The following discussion presents an analysis of our results of operations for the three months ended March 31, 2023 and 2022. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items.

	Three months ended March 31,
(in thousands)	2023	2022	$ Change	% Change
Revenue:
Asset-based revenue	$131,039	$142,076	$(11,037)	(7.8)
Spread-based revenue	38,263	1,955	36,308	1,857.2
Subscription-based revenue	3,544	3,318	226	6.8
Other revenue	3,716	954	2,762	289.5
Total revenue	176,562	148,303	28,259	19.1
Operating expenses:
Asset-based expenses	37,434	41,687	(4,253)	(10.2)
Spread-based expenses	6,557	405	6,152	1,519.0
Employee compensation	46,911	40,290	6,621	16.4
General and operating expenses	25,689	22,059	3,630	16.5
Professional fees	5,393	5,733	(340)	(5.9)
Depreciation and amortization	8,428	7,469	959	12.8
Total operating expenses	130,412	117,643	12,769	10.9
Interest expense	2,347	1,159	1,188	102.5
Other expense, net	19,865	128	19,737	15,419.5
Income before income taxes	23,938	29,373	(5,435)	(18.5)
Provision for income taxes	6,716	7,154	(438)	(6.1)
Net income	$17,222	$22,219	$(4,997)	(22.5)

Asset-Based Revenue

Asset-based revenue decreased by $11.1 million, or 7.8%, from $142.1 million in the three months ended March 31, 2022 to $131.0 million in the three months ended March 31, 2023. This decrease was primarily related to decreased platform fees and advisory fees of $10.4 million associated with reduced assets under management at the beginning of the period and lower custodial revenue of $0.7 million.

Spread-Based Revenue

Spread-based revenue increased by $36.3 million, or 1,857.2%, from $2.0 million in the three months ended March 31, 2022 to $38.3 million in the three months ended March 31, 2023. This increase was primarily related to higher interest income as a result of higher average ATC cash balances and an increase in interest rates subsequent to March 31, 2022.

Subscription-Based Revenue

Subscription-based revenue increased by $0.2 million, or 6.8%, from $3.3 million in the three months ended March 31, 2022 to $3.5 million in the three months ended March 31, 2023. This increase was primarily related to an increase in the average number of subscription licenses.

Other Revenue

Other revenue increased by $2.7 million, or 289.5%, from $1.0 million in the three months ended March 31, 2022 to $3.7 million in the three months ended March 31, 2023. This increase was driven by a $2.0 million increase in interest income related to interest earned on our corporate cash due to higher average cash balances and higher interest rates, and a $0.7 million increase related to other revenue.

Asset-Based Expenses

Asset-based expenses decreased by $4.3 million, or 10.2%, from $41.7 million in the three months ended March 31, 2022 to $37.4 million in the three months ended March 31, 2023. This decrease was primarily due to lower asset-based fees on account of lower assets under management at the beginning of the period.

Spread-Based Expenses

Spread-based expenses increased by $6.2 million, or 1,519.0%, from $0.4 million in the three months ended March 31, 2022 to $6.6 million in the three months ended March 31, 2023. This increase was primarily driven by higher interest-credited payments to clients as a result of increased interest rates.

Employee Compensation

Employee compensation increased by $6.6 million, or 16.4%, from $40.3 million in the three months ended March 31, 2022 to $46.9 million in the three months ended March 31, 2023. This increase was driven by a $5.7 million increase in salaries and related expenses attributable to our ongoing growth, a $0.7 million increase in share-based compensation expense, a $0.3 million increase in employee compensation in connection with reorganizations and integrations and a $0.1 million increase in acquisition-related employee compensation costs. The increase was partially offset by a $0.2 million decrease in contractor-related costs.

General and Operating Expenses

General and operating expenses increased by $3.6 million, or 16.5%, from $22.1 million in the three months ended March 31, 2022 to $25.7 million in the three months ended March 31, 2023. This increase was due to a $1.5 million increase in events and travel costs, a $1.3 million increase in software and subscription costs, a $0.6 million increase in costs associated with our broker-dealer partners, a $0.4 million increase in trading-related costs, a $0.2 million increase in expenses related to helping our engaged advisers grow their businesses, a $0.2 million increase in facilities-related costs and a $0.1 million increase in general acquisition-related costs. The increase was partially offset by a $0.4 million decrease in general reorganization and integration-related costs and a $0.3 million decrease in costs related to our digital lead program to help stimulate new producing advisors.

Professional Fees

Professional fees decreased by $0.3 million, or 5.9%, from $5.7 million in the three months ended March 31, 2022 to $5.4 million in the three months ended March 31, 2023. This decrease was driven by a $0.9 million decrease in professional fees associated with reorganizations and integrations and a $0.1 million decrease in business continuity planning and COVID-19-related costs. The decrease was partially offset by a $0.5 million increase in general professional fees, a $0.1 million increase in recruiting-related costs and a $0.1 million increase in audit-related costs.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by $0.9 million, or 12.8%, from $7.5 million in the three months ended March 31, 2022 to $8.4 million in the three months ended March 31, 2023. The increase was primarily driven by $0.6 million in higher amortization as a result of software assets placed into service subsequent to March 31, 2022 and $0.3 million in amortization of intangible assets from our acquisition of Adhesion Wealth in December 2022.

Interest Expense

Interest expense increased by $1.1 million, or 102.5%, from $1.2 million in the three months ended March 31, 2022 to $2.3 million in the three months ended March 31, 2023. This increase was primarily attributed to higher interest rates during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

Other Expense, Net

Other expense, net, increased $19.7 million, primarily due to, among other things, a $20.0 million accrual for SEC matter accrued during the three months ended March 31, 2022.

Provision for Income Taxes

Provision for income taxes decreased by $0.5 million, or 6.1%, from $7.2 million in the three months ended March 31, 2022 to $6.7 million in the three months ended March 31, 2023. This decrease was primarily due to a decrease in pre-tax income in the three months ended March 31, 2023.

Net Income

Net income decreased by $5.0 million, or 22.5%, from $22.2 million in the three months ended March 31, 2022 to $17.2 million in the three months ended March 31, 2023.

This decrease was primarily due to a $19.7 million increase in other expense, net, as a result of an accrual for SEC matter, a $6.8 million decrease in asset-based revenues, net of asset-based expense, a $6.6 million increase in employee compensation-related costs, a $3.6 million increase in general and operating expenses and a $1.1 million increase in interest expense.

This decrease was partially offset by, among other things, a $30.2 million increase in spread-based revenue, net of spread-based expense, and a $2.7 million increase in other revenue.

Liquidity and Capital Resources

Liquidity

Since 2016, our operations have been financed primarily through cash flows from operations. In December of 2020, we entered into the 2020 Credit Agreement with Bank of Montreal, and in January of 2022 we amended the 2020 Credit Agreement, which, as amended and restated, we refer to as the 2022 Credit Agreement. As of March 31, 2023, we had cash and cash equivalents of $123.5 million, and restricted cash of $13.0 million. Our material cash requirements primarily comprise operating lease obligations, purchase obligations and principal and interest payments with respect to the 2022 Term Loans. We expect that our cash and liquidity needs will continue to be met by cash generated by our ongoing operations along with our 2022 Revolving Credit Facility over the next twelve months, as well as beyond the next twelve months. To the extent that existing cash, cash from operations and our 2022 Revolving Credit Facility are not sufficient to fund our future operations, we may need to raise additional funds through public or private equity or additional debt financing. In addition, we may opportunistically seek to raise additional capital to fund our continued growth. To the extent that we are unsuccessful in additional debt or equity financings, our plans for continued growth may be curtailed.

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

The 2022 Credit Agreement contains customary affirmative and negative covenants, including reporting requirements and restrictions, subject to various exceptions, on the incurrence of additional indebtedness, the creation of liens, the making of acquisitions and investments, the disposal of assets and the making of restricted payments. Additionally, the 2022 Credit Agreement includes financial covenants, which provide that (i) beginning December 31, 2021, as of the last day of a fiscal quarter, the Total Leverage Ratio shall not exceed 3.5 to 1.0 and (ii) beginning December 31, 2021, as of the last day of a fiscal quarter, the interest coverage ratio shall not be less than 4.0 to 1.0. As of March 31, 2023, we were in compliance with all applicable covenants. The 2022 Credit Agreement also contains customary events of default, which could result in acceleration of amounts due thereunder. Such events of default include, subject to the grace periods specified therein, our failure to pay principal or interest when due, our failure to satisfy or comply with covenants, a change of control, the imposition of certain judgments and the invalidation of liens we have granted. We had an outstanding balance under the 2022 Credit Agreement of $93.8 million as of March 31, 2023.

Cash Flows

The following table presents information regarding our cash flows, cash, cash equivalents and restricted cash for the periods indicated:

	Three months ended March 31,
(in thousands)	2023	2022
Cash flows provided by operating activities	$39,126	$25,422
Cash flows used in investing activities	(13,932)	(9,357)
Cash flows (used in) provided by financing activities	(25,000)	5,945
Net change in cash, cash equivalents and restricted cash	194	22,010
Cash, cash equivalents and restricted cash at beginning of period	136,274	89,707
Cash, cash equivalents and restricted cash at end of period	$136,468	$111,717

Cash Provided From Operating Activities

Cash flows from operating activities increased by $13.7 from $25.4 million in the three months ended March 31, 2022 to $39.1 million in the three months ended March 31, 2023, primarily due to an increase in the change in operating assets and liabilities of $17.3 million and an increase period-over-period of non-cash addbacks for depreciation and amortization expense of $1.0 million, partially offset by a decrease in net income of $5.0 million.

Cash From Investing Activities

Cash used in investing activities increased by $4.5 million from $9.4 million in the three months ended March 31, 2022 to $13.9 million in the three months ended March 31, 2023. The increase was primarily due to a $3.0 million paydown of a purchase consideration liability in connection with the acquisition of Adhesion Wealth, and a $1.7 million increase in capital expenditures during the three months ended March 31, 2023. The increase was partially offset by a $0.5 million decrease in investment purchases during the three months ended March 31, 2023.

Cash From Financing Activities

Cash flows used in financing activities increased by $30.9 million from cash provided of $5.9 million in the three months ended March 31, 2022 to cash used of $25.0 million in the three months ended March 31, 2023. The increase was primarily due to a principal repayment of $25.0 million during the three months ended March 31, 2023 and $7.5 million in net proceeds from our 2022 amendment of our Credit Agreement executed in the three months ended March 31, 2022, partially offset by a $1.5 million principal payment made during the three months ended March 31, 2022.

Contractual Obligations

During the three months ended March 31, 2023, we recognized additional purchase obligations of $1.1 million and operating lease obligations of $2.0 million. Debt principal and interest payments of $123.5 million are under the 2022 Credit Agreement with interest payments using a forecasted rate and principal due in January 2027. There have been no other material changes to our contractual obligations and commitments as of March 31, 2023 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Off-Balance Sheet Arrangements

As of March 31, 2023, we had no off-balance sheet arrangements.

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

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires certain estimates, assumptions and judgments to be made that may affect our condensed consolidated financial statements. Our accounting policies that have significant impact on our results are described more fully in our Annual Report on Form 10-K for the year ended December 31, 2022 and in Note 2 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The accounting policies discussed therein are those that we consider to be the most critical. We consider an accounting policy to be critical if the policy is subject to a material level of judgment and if changes in those judgments are reasonably likely to materially impact our results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Our exposure to market risk is directly related to revenue from fees earned based upon a percentage of assets on our platform. In the three months ended March 31, 2023, 94.3% of our total revenue was based on the market value of assets on our platform and was recurring in nature. We expect this percentage to vary over time. A 1% decrease in the aggregate value of assets on the platform at the beginning of the period for the three months ended March 31, 2023 would have caused our total revenue to decline by 1%, or $1.7 million, and would have caused our pre-tax income to decline by 4%, or $1.2 million, assuming we did not initiate additional expense measures in response to a market decline.

We manage market risk exposure by diversifying our revenue streams to include subscription-based revenue and spread-based revenue. In addition, we bill platform fees in advance of each quarter, providing visibility into near-term revenue and affording us time to adjust forward-looking spend if necessary.

Interest Rate Risk

Changes in interest rates will impact our spread-based revenue. As of March 31, 2023, client cash assets participating in the insured cash deposit program at ATC totaled $3.2 billion. A change in short-term interest rates of 100 basis points at the beginning of the period for the three months ended March 31, 2023 would result in an increase or decrease in income before income taxes of approximately $25 million on an annual basis (based on total client cash assets at December 31, 2022) and subject to any changes to interest credited to the end-investor). Actual impacts may vary depending on interest rate levels and the significance of change.

Additionally, changes to interest rates will impact the cost of our borrowing under the 2022 Credit Agreement, which bears interest at a rate per annum equal to, at our option, either (i) SOFR plus a margin based on our Total Leverage Ratio (as defined in the 2022 Credit Agreement) or (ii) the Base Rate (as defined in the 2022 Credit Agreement) plus a margin based on our Total Leverage Ratio. The margin will range between 0.875% and 2.5% for base rate loans and between 1.875% and 3.5% for SOFR loans. We will pay a commitment fee based on the average daily unused portion of the commitments under the 2022 Revolving Credit Facility, a letter of credit fee equal to the margin then in effect with respect to the SOFR loans under the 2022 Revolving Credit Facility, a fronting fee and any customary documentary and processing charges for any letter of credit issued under the 2022 Credit Agreement. An increase of 100 basis points in the interest rate under the 2022 Credit Agreement would result in a decrease in income before income taxes of approximately $0.9 million on an annual basis (based on the outstanding balance under the 2022 Credit Agreement as of March 31, 2023).

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective, at the reasonable assurance level.

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

Because we operate in a highly regulated industry, we and our subsidiaries are regularly subject to examinations by the SEC and other relevant regulators. As disclosed since the fall of 2020, in July 2020, AMI received an examination report from the SEC’s Division of Examinations requesting that AMI and certain subsidiaries of AFHI take corrective actions. These subsidiaries also received related subpoenas from the SEC Division of Enforcement for production of documents and testimony. The matter at issue concerns allegedly inadequate disclosure of potential conflicts of interest by AMI between 2016 and 2021. We are in discussions with the SEC enforcement staff regarding the framework for a possible resolution of this matter. After discussions with the SEC staff in March 2023, we have taken a $20 million accrual as of March 31, 2023 in our financial statements. Changes in the accrual may be required in future periods as discussions with the SEC continue and additional information becomes available. However, there can be no assurance that we will be successful in reaching an agreement with the SEC.

In the opinion of management, after discussions with legal counsel, the ultimate resolution of the pending regulatory action will not have a material adverse effect on business operations of the Company.

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

Asset-based revenue makes up a significant portion of our revenue, representing 74.2% and 95.8% of our total revenue for the three months ended March 31, 2023 and 2022, respectively. In addition, given our fee-based model, we expect that asset-based revenue will continue to account for a significant percentage of our total revenue in the future. Significant fluctuations in securities prices have materially affected and will materially affect the value of the assets managed by our clients, and any decrease in the value of assets managed by our clients has and will continue to negatively impact our asset-based revenue. Spread-based revenue accounted for 21.7% and 1.3% of our total revenue for the three months ended March 31, 2023 and 2022, respectively. Fluctuations in interest rates have had and future fluctuations in interest rates will have a direct impact on our spread-based revenue. Changes in interest rates, inflation and other economic indicators may also influence financial adviser and investor decisions regarding whether to invest in, or maintain an investment in, one or more of our investment solutions. If such fluctuations in securities prices, interest rates or inflation were to lead to decreased investment in the securities markets, our revenue and earnings derived from asset-based and spread-based revenue could be simultaneously materially adversely affected.

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

As of March 31, 2023, we had total indebtedness of $93.8 million. Our ability to make scheduled payments on or to refinance our indebtedness depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flow from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay acquisitions and capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis could harm our ability to incur additional indebtedness. In the absence of sufficient cash flows and capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our 2022 Credit Agreement (as defined in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”) currently restricts our ability to dispose of assets and our use of the proceeds from such disposition. We may not be able to consummate those dispositions, and the proceeds of any such disposition may not be adequate to meet any debt service obligations then due. Any of these circumstances could adversely affect our results of operations, financial condition or business.

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

Personal privacy, data protection, information security and other regulations are significant in the United States and abroad. We are subject to a variety of laws and regulations that apply to our collection, use, retention, protection, disclosure, transfer and other processing of personal information, including our National Security Agreements with the Committee on Foreign Investment in the United States (“CFIUS”), and our handling of personal data is regulated by federal, state and international governmental authorities and regulatory agencies. In addition to such laws and regulations, we may be subject to self-regulatory standards or other rules pertaining to information security and data protection proposed by privacy advocates, industry groups, other self-regulatory bodies or other information security or data protection-related organizations. These and other industry standards may legally or contractually apply to us, or we may elect to comply with such standards. Further, our contractual arrangements may impose additional, or more stringent, obligations upon us relating to our collection, use, retention, protection, disclosure, transfer and other processing of personal, financial and other data.

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

Recently, the most rapid development in U.S. data privacy and security laws has been at the state level. For example, on June 28, 2018, California enacted the California Consumer Privacy Act (the “CCPA”), which took effect on January 1, 2020. The CCPA increased privacy rights for California residents and imposes obligations on companies that process their personal information, including an obligation to provide certain disclosures to such residents. Specifically, among other things, the CCPA created new consumer rights, and imposes corresponding obligations on covered businesses, relating to the access to, deletion of and sharing of personal information collected by covered businesses, including California residents’ right to access and delete their personal information, opt out of certain sharing and sales of their personal information and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action is expected to increase the likelihood of, and risks associated with, data breach litigation. The CCPA has already been amended several times, and further amendments may be enacted. Although interpretive guidance through enforcement cases brought by the California Office of the Attorney General is becoming available, even in its current form, it remains unclear how various provisions of the CCPA will be interpreted and enforced. Additionally, on November 3, 2020, California voters approved a further amendment to the CCPA, the California Privacy Rights Act (the “CPRA”), which took effect in most material respects on January 1, 2023. The CPRA significantly modified the CCPA, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts, which has resulted in further uncertainty and has caused us to incur additional costs and expenses related to our compliance efforts. It remains unclear how various provisions of the CCPA and CPRA will be interpreted and enforced. Numerous other states, including Virginia, Utah, Connecticut, Colorado and Iowa, have also enacted or are in the process of enacting or considering comprehensive state-level data privacy and security laws, rules and regulations. Compliance with these state laws may require us to modify our data processing practices and policies and may increase our compliance costs and potential liability. There is also discussion in Congress of a new comprehensive federal data protection and privacy law to which we likely would be subject if it is enacted.

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

CFIUS may modify, delay or prevent our future acquisition or investment activities.

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

business, transactions the structure of which is designed or intended to evade or circumvent CFIUS jurisdiction and any transaction resulting in a “change in the rights” of a foreign person in a U.S. business if that change could result in either control of the business or a covered non-controlling investment. FIRRMA also subjects certain categories of investments to mandatory filings. If a particular proposed acquisition or investment by us in a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit to CFIUS review on a voluntary basis, or to proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. CFIUS may decide to block or delay an acquisition or investment by us, impose conditions with respect to such acquisition or investment or order us to divest all or a portion of a U.S. business that we acquired or in which we invested without first obtaining CFIUS approval, which may limit the attractiveness of or prevent us from pursuing certain acquisitions or investments that we believe would otherwise be beneficial to us and our stockholders. These risks have and may continue to increase due to geopolitical, policy or regulatory developments, particularly with regard to U.S.-PRC relations.

Changes in relations between the United States and the PRC, or in U.S. regulations concerning the PRC, may adversely impact our results of operations, financial condition or business, our ability to raise capital or the market price of our common stock.

The U.S. government, including the SEC, has made statements and taken certain actions that have led to, and may in the future make statements or take actions that would lead to, changes in relations between the United States and the PRC, which statements and actions could impact companies, including us, with connections to the PRC. In particular, the United States has imposed sanctions and restrictions on the PRC, and may in the future impose policies on or increase scrutiny of companies in the PRC (such as HTSC) or in the United States with significant PRC ownership (such as us) that could restrict or negatively impact our business or our ability to access the U.S. capital markets. More broadly, changes in political conditions in the PRC and changes in the state of PRC-U.S. relations, including any tensions relating to potential military conflict between the PRC and Taiwan, are difficult to predict and could lead to policies or regulations that adversely affect our results of operations or financial condition on account of our controlling stockholder’s ties to the PRC. We believe the foregoing has impacted and may continue to impact decisions by certain clients regarding whether they will remain on our platform, and decisions by potential clients as to whether they will do business on our platform. Furthermore, continued or increased tension in U.S.-PRC relations or any deterioration in political or trade relations between the United States and the PRC may lead to negative investor sentiment towards companies with significant PRC ownership, which could make our common stock less attractive to U.S. investors and depress the market price of our common stock, which in turn would make it difficult for us to access the U.S. capital markets.

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

Our subsidiary ATC is a trust company licensed with, and subject to supervision, periodic examination, and regulation by, the Arizona Department of Insurance and Financial Institutions. ATC is one of several custodians on our platform that offers integrated custodial, brokerage and related services to clients of our adviser clients. Further, ATC and AMB are subject to the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001, and the implementing regulations thereunder, which require financial institutions, including broker-dealers, to establish anti-money laundering compliance programs, file suspicious activity and other reports with the U.S. government and maintain certain records. Broker-dealers, including AMB and mutual funds must also implement related customer identification procedures and customer due diligence procedures, including beneficial ownership identification procedures.

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

We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, CFTC, Arizona Department of Insurance and Financial Institutions or other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets around the world. In addition, we may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. For example, in December 2020, the SEC adopted reforms under the Advisers Act to modernize the rules that govern investment adviser advertisements and payments to solicitors. The compliance date to adopt the reforms under the Advisers Act was November 4, 2022. Additionally, on October 26, 2022, the SEC proposed a new rule and rule amendments under the Advisers Act to prohibit registered investment advisers from outsourcing certain services and functions without conducting due diligence and monitoring of the service providers. Many investment advisers, including us, are re-evaluating their business models in light of these and other similar regulatory changes, and any ultimate change to their business models may affect their desire or ability to use our services and may therefore adversely affect our business. Legislative or regulatory actions and any required changes to our business operations resulting from such legislation and regulations, as well as any deficiencies in our compliance with such legislation and regulation, could result in significant loss of revenue, limit our ability to pursue business opportunities in which we might otherwise consider engaging or otherwise adversely affect our businesses.

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

The financial services industry faces substantial regulatory enforcement risks and litigation. Like many firms operating within the financial services industry, we are experiencing a difficult regulatory environment across our markets. Our current scale and reach as a provider to the financial services industry, the increased regulatory oversight of the financial services industry generally, the increase in speed of proposing and adopting new laws, rules and regulations, ever-changing regulatory interpretations of existing laws and regulations and the retroactive imposition of new interpretations through enforcement actions have made this an increasingly challenging and costly regulatory environment in which to operate. In particular, the SEC over the past several years has undertaken an aggressive rulemaking agenda covering a broad array of topics, including securities market structure and settlement, regulatory reporting and recordkeeping, investor disclosures, the scope of various registration requirements, cybersecurity and money market funds, among others. Regulatory examinations or investigations could result in the identification of matters that may require remediation activities or enforcement proceedings by regulators. For example, as previously disclosed, we are currently under investigation by the SEC’s Division of Enforcement concerning disclosure practices with respect to potential conflicts of interest among our subsidiaries and took a $20 million accrual in the first quarter of 2023, which we believe is part of a broader SEC initiative examining disclosure of potential conflicts of interest in the investment advisory industry. The direct and indirect costs of responding to this or other examinations, or of defending ourselves in any litigation could be significant, and the outcome of examinations, litigation or regulatory action is inherently difficult to predict and could have an adverse effect on our ability to offer some of our products and services. Additionally, actions brought against us may result in settlements, awards, injunctions, fines and penalties, which could negatively impact our results of operations, financial condition, business and reputation.

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

As required by the Advisers Act, the investment advisory agreements entered into by AMI provide that an “assignment” of the agreement may not be made without the client’s consent. Under the 1940 Act, advisory agreements with registered funds provide that they terminate automatically upon “assignment” and the board of directors and the shareholders of the registered funds must approve a new agreement for advisory services to continue. Under both the Advisers Act and the 1940 Act, a change of ownership may constitute such an “assignment” if it is a change of control. For example, under certain circumstances, an assignment may be deemed to occur if a controlling block of voting securities is transferred, if any party acquires control, or, in certain circumstances, if a controlling party gives up control. Under the 1940 Act, a 25% voting interest is presumed to constitute control. HTSC, through its indirect subsidiary Huatai International Investment Holdings Limited (“HIIHL”), held a 68.8% voting interest in us as of March 31, 2023. An assignment or a change of control could be deemed to occur in the future if we, or one of our investment adviser subsidiaries, were to gain or lose a controlling person, or in other situations that may depend significantly on the facts and circumstances. In any such case, we would seek to obtain the consent of our advisory clients, including any funds, to the assignment. Further, our U.S. broker-dealer subsidiary, AMB, is a member of FINRA and subject to FINRA rules, which could impede or delay a change of control. FINRA Rule 1017 generally provides that FINRA approval must be obtained in connection with any transaction resulting in a single person or entity acquiring or controlling, directly or indirectly, 25% or more of a FINRA member’s or its parent company’s equity. If we fail to obtain such consents or approval, our results of operations, financial condition or business could be adversely affected.

Risks Related to Ownership of Our Common Stock

Control by our principal stockholder could adversely affect our other stockholders.

HTSC, through its indirect subsidiary HIIHL, owned approximately 68.8% of our outstanding shares of common stock as of March 31, 2023, and controls our management and affairs, including determining the outcome of matters requiring stockholder approval. So long as HTSC continues to own a significant amount of the outstanding shares of our common stock, even if such amount is less than a majority, HTSC will continue to be able to strongly influence or effectively control our decisions, including matters requiring approval by our stockholders (including the election of directors and the approval of mergers or other extraordinary transactions), regardless of whether or not other stockholders believe that the transaction is in their own best interests. Such concentration of voting power could also have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company and might ultimately affect the market price of our common stock.

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

Although our common stock is listed on the NYSE under the symbol “AMK,” we cannot assure you that an active trading market for our common stock will continue on that exchange or elsewhere. The majority of our shares of common stock are not available for sale in the public market. Accordingly, we cannot assure you of the likelihood of your ability to sell your shares of our common stock when desired, the prices that you may be able to obtain for your shares or the liquidity of any trading market.

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

Specifically, HIIHL, the holder of 50,873,799 shares of our common stock as of March 31, 2023, has the right, subject to certain exceptions and conditions, to require us to register its shares of common stock under the Securities Act and to participate in future registrations of securities by us. Registration of any of these outstanding shares of common stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the applicable registration statement. Further, the president of the United States has threatened to limit Chinese ownership in U.S. technology companies; if, as a result of new laws or regulations limiting such ownership, HIIHL is required to divest some or all of its shares of our common stock, such sales could cause the price of our common stock to decline, particularly if HIIHL is required to sell shares in a short amount of time.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On January 11, 2023, the Compensation Committee (the “Committee”) of the Board of Directors (the “Board”) of AssetMark Financial Holdings, Inc. approved the granting of cash incentive awards to Mr. Michael Kim, the Company’s President and Chief Client Officer, and Mr. Gary Zyla, the Company’s Chief Financial Officer (collectively, the “Incentive Awards”).

The Incentive Awards have a term of two years. Mr. Kim will be eligible to receive a total cash incentive of $1,000,000, to be paid in two installments, subject to continued employment with the Company as a full-time employee in good standing through each applicable vesting period. Mr. Zyla will be eligible to receive a total cash incentive of $750,000, to be paid in two installments, subject to continued employment with the Company as a full-time employee in good standing through each applicable vesting period. The two cash payments will vest in two equal installments on January 24, 2024 and January 24, 2025 and will be paid out on the first payroll following the applicable vesting date. Pursuant to the Incentive Awards, upon Mr. Kim or Mr. Zyla’s termination due to death or disability or termination by the Company without cause, Mr. Kim or Mr. Zyla (or their estate or beneficiaries), as applicable, would be entitled to 100% of any then unvested portion of the Incentive Award. If Mr. Kim or Mr. Zyla voluntarily terminate service other than due to death or disability or are terminated for cause, the unvested portion of the Incentive Award will terminate upon termination of service.

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
10.1+

Master Software License and Services Agreement, effective as of April 1, 2022, by and between AssetMark, Inc. and Redi2 Technologies, Inc., and the First Amendment to Master Software License and Services Agreement, dated as of July 29, 2022, by and between AssetMark, Inc. and Redi2 Technologies, Inc.

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

+

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in Concord, California, on the day of May 5, 2023.

ASSETMARK FINANCIAL HOLDINGS, INC.

By:	/s/ Natalie Wolfsen
Natalie Wolfsen
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gary Zyla
Gary Zyla
Chief Financial Officer
(Principal Financial Officer)