Form 10-Q
period 2023-06-30
AssetMark Financial Holdings, Inc.
filed 2023-08-04
CIK 1591587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number: 001-38980
_______________________________________________
ASSETMARK FINANCIAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
_______________________________________________

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2023, the number of shares of the registrant’s common stock outstanding was 74,262,033.

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
•Our revenue may fluctuate from period to period, which could cause our share price to fluctuate.
•We operate in an intensely competitive industry, with many firms competing for business from financial advisers on the basis of the quality and breadth of investment solutions and services, ability to innovate, reputation and the prices of services, among other factors, and this competition could hurt our financial performance.
•We derive nearly all of our revenue from the delivery of investment solutions and services to clients in the financial advisory industry and our revenue could suffer if that industry experiences a downturn.
•Investors that pay us asset-based fees may seek to negotiate lower fees, choose to use lower-revenue products or cease using our services, which could limit the growth of our revenue or cause our revenue to decrease.
•Investors may redeem or withdraw their investment assets generally at any time. Significant changes in investing patterns or large-scale withdrawal of investment funds could have a material adverse effect on our results of operations, financial condition or business.
•Changes in market and economic conditions (including as a result of geopolitical conditions or events) could lower the value of assets on which we earn revenue and could decrease the demand for our investment solutions and services.
•We may be subject to liability for losses that result from a breach of our or a third party’s fiduciary duties.
•We are exposed to data and cybersecurity risks that could result in data breaches, service interruptions, harm to our reputation, protracted and costly litigation or significant liability.
•Our controlling stockholder is subject to supervision by regulatory authorities in the People’s Republic of China (“PRC”) and must comply with certain PRC laws and regulations that may influence our controlling stockholder’s decisions relating to our business.
•We are subject to extensive government regulation in the United States, and our failure or inability to comply with these regulations or regulatory action against us could adversely affect our results of operations, financial condition or business.
•Failure to properly disclose conflicts of interest could harm our reputation, results of operations or business.
•Control by our principal stockholder could adversely affect our other stockholders.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
AssetMark Financial Holdings, Inc.
Condensed Consolidated Balance Sheets
(in thousands except share data and par value)

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$172,818	$123,274
Restricted cash	14,000	13,000
Investments, at fair value	16,395	13,714
Fees and other receivables, net	20,482	20,082
Income tax receivable, net	—	265
Prepaid expenses and other current assets	16,532	16,870
Total current assets	240,227	187,205
Property, plant and equipment, net	7,635	8,495
Capitalized software, net	100,335	89,959
Other intangible assets, net	689,388	694,627
Operating lease right-of-use assets	21,289	22,002
Goodwill	487,292	487,225
Other assets	17,671	13,417
Total assets	$1,563,837	$1,502,930
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,763	$4,624
Accrued liabilities and other current liabilities	78,638	69,196
Income tax payable, net	13,797	—
Total current liabilities	94,198	73,820
Long-term debt, net	93,496	112,138
Other long-term liabilities	17,110	15,185
Long-term portion of operating lease liabilities	27,097	27,924
Deferred income tax liabilities, net	147,497	147,497
Total long-term liabilities	285,200	302,744
Total liabilities	379,398	376,564
Stockholders’ equity:
Common stock, $0.001 par value (675,000,000 shares authorized and 74,172,080 and 73,847,596 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively)	74	74
Additional paid-in capital	950,920	942,946
Retained earnings	233,602	183,503
Accumulated other comprehensive loss	(157)	(157)
Total stockholders’ equity	1,184,439	1,126,366
Total liabilities and stockholders’ equity	$1,563,837	$1,502,930
The accompanying notes are an integral part of the condensed consolidated financial statements.

AssetMark Financial Holdings, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Asset-based revenue	$137,336	$139,249	$268,375	$281,325
Spread-based revenue	37,271	7,150	75,534	9,105
Subscription-based revenue	3,693	3,259	7,237	6,577
Other revenue	4,932	1,549	8,648	2,503
Total revenue	183,232	151,207	359,794	299,510
Operating expenses:
Asset-based expenses	39,344	40,266	76,778	81,953
Spread-based expenses	8,003	641	14,560	1,046
Employee compensation	48,099	39,973	95,010	80,263
General and operating expenses	24,354	22,223	50,043	44,282
Professional fees	8,372	5,494	13,765	11,227
Depreciation and amortization	8,684	7,711	17,112	15,180
Total operating expenses	136,856	116,308	267,268	233,951
Interest expense	2,137	1,488	4,484	2,647
Other expense (income), net	(288)	78	19,577	206
Income before income taxes	44,527	33,333	68,465	62,706
Provision for income taxes	11,650	7,993	18,366	15,147
Net income	32,877	25,340	50,099	47,559
Net comprehensive income	$32,877	$25,340	$50,099	$47,559
Net income per share attributable to common stockholders:
Basic	$0.44	$0.34	$0.68	$0.65
Diluted	$0.44	$0.34	$0.67	$0.65
Weighted average number of common shares outstanding, basic	73,986,326	73,631,588	73,938,510	73,601,852
Weighted average number of common shares outstanding, diluted	74,505,158	73,692,278	74,325,580	73,651,172
The accompanying notes are an integral part of the condensed consolidated financial statements.

AssetMark Financial Holdings, Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(in thousands except share data)
For the three months ended June 30, 2023 and 2022

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount
Balance at March 31, 2022	73,594,027	$74	$932,212	$102,461	$—	$1,034,747
Net income	—	—	—	25,340	—	25,340
Share-based compensation	—	—	3,031	—	—	3,031
Issuance of common stock - vesting of restricted stock units	151,087	—	—	—	—	—
Balance at June 30, 2022	73,745,114	$74	$935,243	$127,801	$—	$1,063,118

Balance at March 31, 2023	73,924,212	$74	$946,768	$200,725	$(157)	$1,147,410
Net income	—	—	—	32,877	—	32,877
Share-based compensation	—	—	4,152	—	—	4,152
Issuance of common stock - vesting of restricted stock units	246,403	—	—	—	—	—
Exercise of stock appreciation rights	1,465	—	—	—	—	—
Balance at June 30, 2023	74,172,080	$74	$950,920	$233,602	$(157)	$1,184,439
For the six months ended June 30, 2023 and 2022

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2021	73,562,717	$74	$929,070	$80,242	$—	$1,009,386
Net income	—	—	—	47,559	—	47,559
Share-based compensation	—	—	6,173	—	—	6,173
Issuance of common stock - vesting of restricted stock units	182,176	—	—	—	—	—
Exercise of stock options	221	—	—	—	—	—
Balance at June 30, 2022	73,745,114	$74	$935,243	$127,801	$—	$1,063,118

Balance at December 31, 2022	73,847,596	$74	$942,946	$183,503	$(157)	$1,126,366
Net income	—	—	—	50,099	—	50,099
Share-based compensation	—	—	7,974	—	—	7,974
Issuance of common stock - vesting of restricted stock units	269,755	—	—	—	—	—
Exercise of stock options	52,765	—	—	—	—	—
Exercise of stock appreciation rights	1,964	—	—	—	—	—
Balance at June 30, 2023	74,172,080	$74	$950,920	$233,602	$(157)	$1,184,439
The accompanying notes are an integral part of the condensed consolidated financial statements.

AssetMark Financial Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$50,099	$47,559
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,112	15,180
Interest (income) expense, net	(45)	407
Share-based compensation	7,974	6,173
Debt acquisition cost write-down	92	130
Changes in certain assets and liabilities:
Fees and other receivables, net	(863)	(3,145)
Receivables from related party	480	(333)
Prepaid expenses and other current assets	2,954	3,887
Accounts payable, accrued liabilities and other current liabilities	13,614	(13,236)
Income tax receivable and payable, net	14,062	(1,354)
Net cash provided by operating activities	105,479	55,268
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Adhesion Wealth	(3,000)	—
Purchase of investments	(1,528)	(1,780)
Sale of investments	257	361
Purchase of property and equipment	(469)	(1,222)
Purchase of computer software	(20,920)	(17,180)
Purchase of convertible notes	(4,275)	—
Net cash used in investing activities	(29,935)	(19,821)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt, net	—	122,508
Payments on revolving credit facility	—	(115,000)
Payments on term loan	(25,000)	(3,125)
Net cash (used in) provided by financing activities	(25,000)	4,383
Net change in cash, cash equivalents, and restricted cash	50,544	39,830
Cash, cash equivalents, and restricted cash at beginning of period	136,274	89,707
Cash, cash equivalents, and restricted cash at end of period	$186,818	$129,537
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid, net	$4,298	$16,905
Interest paid	$5,736	$1,376
Non-cash operating and investing activities:
Non-cash changes to right-of-use assets	$1,795	$2,161
Non-cash changes to lease liabilities	$1,795	$2,161
The accompanying notes are an integral part of the condensed consolidated financial statements.

AssetMark Financial Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
All dollar amounts presented are in thousands other than per share amounts for all notes.
Note 1. Overview
Organization and Nature of Business
These unaudited condensed consolidated financial statements include AssetMark Financial Holdings, Inc. and its subsidiaries, which include AssetMark, Inc., AssetMark Trust Company, AssetMark Brokerage, LLC, AssetMark Retirement Services, Inc., Global Financial Private Capital, Inc., Global Financial Advisory, LLC, Voyant, Inc., Voyant UK Limited, Voyant Financial Technologies Inc., Voyant Australia Pty Ltd. and Atria Investments, Inc. The entities listed above are collectively referred to as the “Company.”
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
AssetMark, Inc. (“AMI”) is a registered investment adviser that was incorporated under the laws of the State of California on May 13, 1999. AMI offers a broad array of wealth management solutions to individual investors through financial advisers by providing an open-architecture product platform along with tailored client advice, asset allocation options, practice management, support services and technology solutions to the financial adviser channel. AMI serves as investment adviser to the Company’s proprietary GuideMark Funds and GuidePath Funds (“Proprietary Mutual Funds”), each of which is a mutual fund offered to clients of financial advisers.
AssetMark Trust Company (“ATC”) is a licensed trust company incorporated under the laws of the State of Arizona on August 24, 1994 and regulated by the Arizona Department of Insurance and Financial Institutions. ATC provides custodial recordkeeping services primarily to investor clients of registered investment advisers (including AMI) located throughout the United States.
AssetMark Brokerage, LLC (“AMB”) is a limited-purpose broker-dealer located in Concord, California and was incorporated under the laws of the State of Delaware on September 25, 2013. AMB’s primary function is to underwrite and distribute the Company’s Proprietary Mutual Funds and to sponsor the Financial Industry Regulatory Authority (“FINRA”) licensing of those AssetMark associates who provide distribution support of the Company’s Proprietary Mutual Funds employed in certain AssetMark programs and strategies.
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
Note 2. Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation have been included. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ended December 31, 2023 or any future period. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP. Certain prior period amounts in the accompanying notes have been reclassified to conform to the current period’s presentation.
Geographic Sources of Revenue
Revenue attributable to customers outside of the United States totaled $4,172 and $3,632 in the three months ended June 30, 2023 and 2022, respectively, and $7,898 and $7,163 in the six months ended June 30, 2023 and 2022, respectively.
Note 3. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	June 30, 2023	December 31, 2022
Prepaid expenses	$10,778	$11,697
Operating lease right-of-use assets	4,679	4,387
Other	1,075	786
Total	$16,532	$16,870
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
In January 2023, the Company settled a purchase consideration liability in the amount of $3,000.
Note 5. Goodwill and Other Intangible Assets
Goodwill
The Company’s goodwill balance was $487,292 and $487,225 as of June 30, 2023 and December 31, 2022, respectively. The Company performed an annual test for goodwill impairment in October for the years ended December 31,

AssetMark Financial Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
2022 and 2021 and determined that goodwill was not impaired. The Company performed a qualitative analysis of factors and determined that goodwill was not impaired as of June 30, 2023.
Other Intangible Assets
Information regarding the Company’s intangible assets is as follows:

June 30, 2023	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived intangible assets:
Broker-dealer relationships	$570,480	$—	$570,480
Enterprise distribution channel customer relationships	17,500	—	17,500
Definite-lived intangible assets:
Trade names	50,530	(15,939)	34,591
Technology	19,600	(4,206)	15,394
Customer relationships	36,450	(8,394)	28,056
Regulatory licenses	34,850	(11,616)	23,234
Non-compete agreements	400	(267)	133
Total	$729,810	$(40,422)	$689,388

December 31, 2022	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived intangible assets:
Broker-dealer relationships	$570,480	$—	$570,480
Enterprise distribution channel customer relationships	17,500	—	17,500
Definite-lived intangible assets:
Trade names	50,530	(14,573)	35,957
Technology	19,600	(2,717)	16,883
Customer relationships	36,450	(6,948)	29,502
Regulatory licenses	34,850	(10,745)	24,105
Non-compete agreements	400	(200)	200
Total	$729,810	$(35,183)	$694,627

Amortization expense for definite-lived intangible assets was $2,623 and $2,171 for the three months ended June 30, 2023 and 2022, respectively and $5,239 and $4,342 for the six months ended June 30, 2023 and 2022, respectively. The Company performed an annual test for intangible assets impairment in October for the years ended December 31, 2022 and 2021 and determined that intangible assets were not impaired. The Company performed a qualitative analysis of factors and determined that intangible assets were not impaired as of June 30, 2023.
Estimated amortization expense for definite‑lived intangible assets for future years is as follows:

Remainder of 2023	$5,245
2024	10,425
2025	10,308
2026	9,158
2027	9,158
2028 and thereafter	57,114
Total	$101,408

AssetMark Financial Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 6. Accrued Liabilities and Other Current Liabilities
The following table shows the breakdown of accrued liabilities and other current liabilities:

	June 30, 2023	December 31, 2022
Accrual for SEC matter	$20,000	$—
Accrued bonus	13,757	19,813
Compensation and benefits payable	8,430	13,403
Asset-based payables	4,800	840
Current portion of operating lease liabilities	4,748	4,485
Reserve for uncertain tax positions	4,136	4,136
Current portion of long-term debt, net	—	6,123
Other accrued expenses	22,767	20,396
Total	$78,638	$69,196
Note 7. Other Long-Term Liabilities
Other long-term liabilities consisted of the following:

	June 30, 2023	December 31, 2022
Deferred compensation plan liability	$15,961	$13,602
Other	1,149	1,583
Total	$17,110	$15,185

AssetMark Financial Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 8. Fair Value Measurements
The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value in the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, based on the three-tier fair value hierarchy:

	June 30, 2023
	Fair Value	Level I	Level II	Level III
Assets:
Equity securities investments	$434	$434	$—	$—
Assets to fund deferred compensation liability	15,961	15,961	—	—
Convertible notes receivable	15,058	—	—	15,058
Total assets	$31,453	$16,395	$—	$15,058
Liabilities:
Deferred compensation liability	$15,961	$15,961	$—	$—
Total liabilities	$15,961	$15,961	$—	$—

	December 31, 2022
	Fair Value	Level I	Level II	Level III
Assets:
Equity securities investments	$112	$112	$—	$—
Assets to fund deferred compensation liability	13,602	13,602	—	—
Convertible notes receivable	10,352	—	—	10,352
Total assets	$24,066	$13,714	$—	$10,352
Liabilities:
Deferred compensation liability	$13,602	$13,602	$—	$—
Total liabilities	$13,602	$13,602	$—	$—

Fair Value of Equity Securities Investments
The fair values of the Company’s assets consisting of investment funds that invest in listed equity securities are based on the month-end quoted market prices for the net asset value of the various funds.

Fair Value of Assets to Fund Deferred Compensation Liability and Deferred Compensation Liability
The assets to fund deferred compensation liability are included in investments, at fair value in the condensed consolidated balance sheets, with fair market value based on the month-end quoted market prices for the net asset value of the various investment funds.
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

AssetMark Financial Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 9. Asset-Based Expenses
Asset-based expenses incurred by the Company relating to the generation of asset-based revenue are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Strategist and manager fees	$34,951	$35,650	$68,155	$72,117
Custody fees	1,566	1,816	3,069	3,579
Premier broker-dealer fees	1,430	1,675	2,742	3,783
Fund advisory fees	1,291	1,125	2,644	2,213
Other	106	—	168	261
Total	$39,344	$40,266	$76,778	$81,953
Note 10. Debt
On December 30, 2020, the Company entered into a credit agreement (the “2020 Credit Agreement”) with Bank of Montreal for a senior secured credit facility in an aggregate principal amount of $250,000, consisting of a revolving credit facility with commitments in an aggregate principal amount of $250,000 (the “2020 Revolving Credit Facility”), with an accordion option of up to $25,000. The total outstanding principal under the 2020 Credit Agreement was paid in full on January 12, 2022.
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
In March 2023, the Company paid down a total of $25,000, with the excess repayment above the scheduled amortizing payment to be applied to future quarterly principal payments.
Note 11. Share-Based Compensation
On July 3, 2019, the Company’s Board of Directors adopted, and the Company’s sole stockholder approved, the 2019 Equity Incentive Plan (the “2019 Equity Incentive Plan”), which became effective on July 17, 2019, the date of effectiveness of the Company’s initial public offering (the “IPO”) registration statement on Form S-1. As of June 30, 2023, 48,086 shares were available for issuance under the 2019 Equity Incentive Plan.

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
Share-based compensation expense related to the stock options was $0 and $229 for the three months ended June 30, 2023 and 2022, respectively, and $0 and $606 for the six months ended June 30, 2023 and 2022, respectively.
Restricted Stock Units
Periodically, the Company issues restricted stock units (“RSUs”) to all officers, certain employees and independent directors of the board under the 2019 Equity Incentive Plan. Most of these RSUs are scheduled to vest in substantially equal installments on each of the first four anniversaries of their grant date.
During the three months ended months June 30, 2023, the Company issued 593,653 RSUs in aggregate to its officers, certain employees and independent directors of the board.
Share-based compensation expense related to the RSUs was $2,621 and $1,761 for the three months ended June 30, 2023 and 2022, respectively, and $4,953 and $3,529 for the six months ended June 30, 2023 and 2022, respectively.
Stock Appreciation Rights
Equity-settled Stock Appreciation Rights
Periodically, the Company issues equity-settled stock appreciation rights (“Equity-settled SARs”) to certain officers with respect to shares of the Company’s common stock under the 2019 Equity Incentive Plan. Each Equity-settled SAR has a strike price equal to the fair market value of the Company’s common stock on the date of grant and is scheduled to vest and become exercisable in substantially equal installments on each of the first four anniversaries of their grant date, subject to the recipient’s continued employment through the vesting date, and have a ten-year contractual term. Upon exercise, each of these Equity-settled SARs will be settled in shares of the Company’s common stock with a value equal to the excess, if any, of the fair market value of the Company’s common stock measured on the exercise date over the strike price.
During the three months ended months June 30, 2023, the Company issued 109,889 Equity-settled SARs to certain officers.
Share-based compensation expense related to Equity-settled SARs was $1,531 and $1,041 for the three months ended June 30, 2023 and 2022, respectively, and $3,021 and $2,038 for the six months ended June 30, 2023 and 2022, respectively.
Cash-settled Stock Appreciation Rights
The Company issued cash-settled stock appreciation rights (“Cash-settled SARs”) to certain officers with respect to shares of the Company’s common stock under the 2019 Equity Incentive Plan. Each Cash-settled SAR has a strike price equal to the fair market value of the Company’s common stock on the date of grant and is scheduled to vest and become exercisable in substantially equal installments on each of the first four anniversaries of their grant date, subject to the recipient’s continued employment through the vesting date, and have a ten-year contractual term. Upon exercise, each of

AssetMark Financial Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
these Cash-settled SARs will be settled in cash with a value equal to the excess, if any, of the fair market value of the Company’s common stock measured on the exercise date over the strike price.
During the three months ended months June 30, 2023, the Company issued 338,907 Cash-settled SARs to certain officers.
Share-based compensation expense related to Cash-settled SARs was $82 and $0 for the three months ended June 30, 2023 and 2022, respectively, and $82 and $0 for the six months ended June 30, 2023 and 2022, respectively.
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
Because the Company operates in a highly regulated industry, the Company and its subsidiaries are regularly subject to examinations by the SEC and other relevant regulators. As disclosed since the fall of 2020, in July 2020, AMI received an examination report from the SEC’s Division of Examinations requesting that AMI and certain subsidiaries of AFHI take corrective actions. The Company’s subsidiaries also received related subpoenas from the SEC Division of Enforcement for production of documents and testimony. The matter at issue concerns allegedly inadequate disclosure of potential conflicts of interest by AMI between 2016 and 2021. The Company is in discussions with the SEC enforcement staff regarding the framework for a possible resolution of this matter. After discussions with the SEC staff, the Company recorded a $20,000 accrual in its financial statements in March 2023. Changes in the accrual may be required in future periods as discussions with the SEC continue and additional information becomes available. However, there can be no assurance that the Company will be successful in reaching an agreement with the SEC. There have been no changes with respect to this accrual as of June 30, 2023.
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
Note 13. Income Taxes
The Company’s effective income tax rate differs from the federal corporate tax rate of 21.0%, primarily as a result of state taxes, the effect of research and development tax credits, permanent non-deductible items and the accrual related to the SEC matter.
The Company’s effective tax rate was 26.2% and 24.0% for the three months ended June 30, 2023 and 2022, respectively, and 26.8% and 24.2% for the six months ended June 30, 2023 and 2022, respectively.

AssetMark Financial Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 14. Related Party Transactions
As of June 30, 2023 and December 31, 2022, the Company had no amounts due from Huatai Securities Co., Ltd. (“HTSC”).
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
The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income per share attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income attributable to common stockholders	$32,877	$25,340	$50,099	$47,559

Weighted average number of shares of common stock used in computing net income per share attributable to common stockholders, basic	73,986,326	73,631,588	73,938,510	73,601,852
Net income per share attributable to common stockholders, basic	$0.44	$0.34	$0.68	$0.65

Weighted average shares used in computing net income per share attributable to common stockholders, basic	73,986,326	73,631,588	73,938,510	73,601,852
Effect of dilutive shares:
Stock options	120,681	—	112,271	—
Unvested RSUs	326,913	60,690	235,820	49,320
SARs	71,238	—	38,979	—
Diluted number of weighted-average shares outstanding	74,505,158	73,692,278	74,325,580	73,651,172
Net income per share attributable to common stockholders, diluted	$0.44	$0.34	$0.67	$0.65
The following securities were not included in the computation of diluted shares because such securities did not have a dilutive effect.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	—	803,306	—	803,306
SARs	1,571,831	2,659,388	1,571,831	2,659,388
RSUs	53,055	769,095	53,055	406,897
Total	1,624,886	4,231,789	1,624,886	3,869,591

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
Financial Highlights
•Total revenue for the quarter ended June 30, 2023 was $183.2 million, up $32.0 million, or 21.2%, from $151.2 million for the quarter ended June 30, 2022. Asset-based revenue for the quarter ended June 30, 2023 was $137.3 million, down $1.9 million, or 1.4%, from $139.2 million for the quarter ended June 30, 2022. Spread-based revenue for the quarter ended June 30, 2023 was $37.3 million, up $30.1 million, or 421.3%, from $7.2 million for the quarter ended June 30, 2022.
•Net income for the quarter ended June 30, 2023 was $32.9 million, or $0.44 per share, from $25.3 million, or $0.34 per share, for the quarter ended June 30, 2022.
•Adjusted net income for the quarter ended June 30, 2023 was $41.2 million, compared to $32.4 million for the quarter ended June 30, 2022. For a reconciliation of net income, the most directly comparable GAAP financial measure, to adjusted net income, see the section titled “—Key Operating Metrics—Non-GAAP Financial Metrics—Adjusted Net Income.”
•Adjusted EBITDA for the quarter ended June 30, 2023 was $60.4 million, compared to $49.6 million for the quarter ended June 30, 2022. For a reconciliation of net income, the most directly comparable GAAP financial measure, to adjusted EBITDA, see the section titled “—Key Operating Metrics—Non-GAAP Financial Metrics—Adjusted EBITDA.”
Asset and Adviser Growth Trends
•Platform assets were $100.8 billion as of June 30, 2023, up 22.7% from $82.1 billion as of June 30, 2022.
•We had 3,032 engaged advisers on our platform as of June 30, 2023, up 13.9% from 2,663 as of June 30, 2022.

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
Technology Development
We invested $30.5 million in the development of our technology and our dedicated technology team during the six months ended June 30, 2023. We intend to continue to invest in our technology platform to address the needs of financial advisers and their investors. Our revenue growth will depend, in part, on our ability to continue to launch new offerings and deliver solutions to financial advisers efficiently. While these investments reduce our profitability, we believe they will enable us to grow our revenue meaningfully in the long term.
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
Acquisitions
Our success in pursuing and executing strategic transactions may impact our assets and revenue. From 2014 to 2020, we acquired the platform assets of four firms, which have collectively added $9.4 billion in platform assets. In 2021, we acquired Voyant, a leading global provider of SaaS-based financial planning and client digital engagement solutions, and in December 2022, we acquired Adhesion Financial Advisor Solutions, Inc. (“Adhesion Wealth”), a leading provider of wealth management technology solutions to registered investment advisers (“RIAs”), RIA enterprises, turnkey asset management programs and asset managers. The acquisition of Adhesion Wealth added $6.9 billion in platform assets. We expect to continue to selectively seek acquisitions that will enhance our scale, operating leverage and capabilities to further deepen our offering to advisers and investors.
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
Key metrics for the three and six months ended June 30, 2023 and 2022 include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operational metrics:
Platform assets (at period-beginning) (millions of dollars)	$96,203	$90,818	$91,470	$93,487
Net flows (millions of dollars)	1,695	1,363	3,326	3,498
Market impact net of fees (millions of dollars)	2,864	(10,054)	5,966	(14,858)
Platform assets (at period-end) (millions of dollars)	$100,762	$82,127	$100,762	$82,127
Net flows lift (% of beginning-of-year platform assets)	1.9%	1.5%	3.6%	3.7%
Advisers (at period-end)	9,323	8,688	9,323	8,688
Engaged advisers (at period-end)	3,032	2,663	3,032	2,663
Assets from engaged advisers (at period-end) (millions of dollars)	$93,109	$74,994	$93,109	$74,994
Households (at period-end)	247,934	220,172	247,934	220,172
New producing advisers	188	193	354	388
Production lift from existing advisers (annualized %)	20.2%	17.4%	19.5%	18.1%
Assets in custody at ATC (at period-end) (millions of dollars)	$74,074	$63,055	$74,074	$63,055
ATC client cash (at period-end) (millions of dollars)	$2,942	$3,700	$2,942	$3,700
Financial metrics:
Total revenue (millions of dollars)	$183.2	$151.2	$359.8	$299.5
Net income (millions of dollars)	$32.9	$25.3	$50.1	$47.6
Net income margin (%)	17.9%	16.8%	13.9%	15.9%
Capital expenditure (millions of dollars)	$11.2	$10.0	$21.2	$18.4
Non-GAAP financial metrics:
Adjusted EBITDA (millions of dollars)	$60.4	$49.6	$119.2	$94.1
Adjusted EBITDA margin (%)	33.0%	32.8%	33.1%	31.4%
Adjusted net income (millions of dollars)	$41.2	$32.4	$80.9	$61.2
Platform Assets
We believe that the amount of assets on our platform is an important indicator of the strength and growth of our business, our increased customer footprint and the market acceptance of our platform. We define platform assets as substantially all assets on the AssetMark and Adhesion Wealth platforms, whether these are assets for which we provide advisory services, referred to as regulatory assets under management (“AUM”), or non-advisory assets under administration, assets held in cash accounts or otherwise not managed (collectively, “Other Assets”). There is generally no material economic difference to our financial results whether assets are considered AUM or Other Assets. We view our platform assets as reflective of our revenue growth and potential for future growth. We had platform assets of $100,762 million and $82,127 million as of June 30, 2023 and 2022, respectively. Our regulatory AUM totaled $61,603 million and $52,877 million as of June 30, 2023 and 2022, respectively. We intend to continue growing our platform assets with enhancements to our technology, services and investment solutions. We expect the growth in our platform assets will remain a significant indicator of our business momentum and results of operations as existing advisers and new advisers realize the benefits of our platform. Our platform assets in any period may continue to fluctuate as a result of several factors, including our adviser satisfaction with the functionality, features, performance or pricing of our offering, overall fluctuations in the securities markets and other factors, a number of which are beyond our control.
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
ATC Client Cash (at Period-End)
In general, all accounts with ATC are required to have cash at a minimum level ranging from of 1.5% to 5% of invested assets. In addition to this minimum amount, strategists and advisers have the discretion to hold additional invested assets in cash. We refer to the aggregate amount of cash held at ATC as ATC client cash. As of June 30, 2023 and 2022, ATC client cash accounted for 4.0% and 5.9%, respectively, of the total assets in custody at ATC. As of June 30, 2023 and 2022, the majority of the ATC client cash was placed with the ATC-insured cash deposit program and was the primary source of spread-based revenue for our business.
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
Non-GAAP Financial Metrics
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA is defined as EBITDA (net income plus interest expense, income tax expense, depreciation and amortization and less interest income), further adjusted to exclude certain non-cash charges and other adjustments set forth below. Adjusted EBITDA margin is defined as adjusted EBITDA divided by total revenue. Adjusted EBITDA and adjusted EBITDA margin are useful financial metrics in assessing our operating performance from period to period because they exclude certain items that we believe are not representative of our core business, such as certain material non-cash items and other adjustments such as share-based compensation, strategic initiatives and reorganization and integration costs. We believe that adjusted EBITDA and adjusted EBITDA margin, viewed in addition to, and not in lieu of, our reported GAAP results, provide useful information to investors regarding our performance and overall results of operations for various reasons, including:
•non-cash equity grants made to employees at a certain price and point in time do not necessarily reflect how our business is performing at any particular time; as such, share-based compensation expense is not a key measure of our operating performance; and
•costs associated with acquisitions and the resulting integrations, debt refinancing, restructuring, litigation and conversions can vary from period to period and transaction to transaction; as such, expenses associated with these activities are not considered a key measure of our operating performance.

We use adjusted EBITDA and adjusted EBITDA margin:
•as measures of operating performance;
•for planning purposes, including the preparation of budgets and forecasts;
•to allocate resources to enhance the financial performance of our business;
•to evaluate the effectiveness of our business strategies;
•in communications with our board of directors concerning our financial performance; and
•as considerations in determining compensation for certain employees.
Adjusted EBITDA and adjusted EBITDA margin have limitations as analytical tools, and should not be considered in isolation to, or as substitutes for, analysis of our results as reported under GAAP. Some of these limitations are:
•adjusted EBITDA and adjusted EBITDA margin do not reflect all cash expenditures, future requirements for capital expenditures or contractual commitments;
•adjusted EBITDA and adjusted EBITDA margin do not reflect changes in, or cash requirements for, working capital needs;
•adjusted EBITDA and adjusted EBITDA margin do not reflect interest expense on our debt or the cash requirements necessary to service interest or principal payments; and
•the definitions of adjusted EBITDA and adjusted EBITDA margin can differ significantly from company to company and as a result have limitations when comparing similarly titled measures across companies.
Set forth below is a reconciliation from net income and net income margin, the most directly comparable GAAP financial measures, to adjusted EBITDA and adjusted EBITDA margin for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Three Months Ended June 30,
(in thousands except for percentages)	2023	2022	2023	2022
Net income	$32,877	$25,340	17.9%	16.8%
Provision for income taxes	11,650	7,993	6.4%	5.3%
Interest income	(2,509)	(227)	(1.4)%	(0.2)%
Interest expense	2,137	1,488	1.2%	1.0%
Depreciation and amortization	8,684	7,711	4.7%	5.1%
EBITDA	$52,839	$42,305	28.8%	28.0%
Share-based compensation(1)	4,152	3,031	2.3%	2.0%
Reorganization and integration costs(2)	3,556	3,313	2.0%	2.2%
Acquisition expenses(3)	(140)	799	(0.1)%	0.5%
Business continuity plan(4)	—	105	—	0.1%
Other (income) expense, net	(10)	78	—	0.1%
Adjusted EBITDA	$60,397	$49,631	33.0%	32.9%
(1)“Share-based compensation” represents granted share-based compensation in the form of restricted stock unit, stock option and stock appreciation right grants by us to certain of our directors and employees. Although this expense occurred in each measurement period, we have added the expense back in our calculation of adjusted EBITDA because of its noncash impact.
(2)“Reorganization and integration costs” includes costs related to our functional reorganization within our Operations, Technology and Retirement functions as well as duplicate costs related to the outsourcing of back-office operations functions. While we have incurred such expenses in all periods measured, these expenses serve varied reorganization and integration initiatives, each of which is non-recurring. We do not consider these expenses to be part of our core operations.
(3)“Acquisition expenses” includes employee severance, transition and retention expenses, duplicative general and administrative expenses and other professional fees related to acquisitions.
(4)“Business continuity plan” includes incremental compensation and other costs that are directly related to a transition to a hybrid workforce in 2022.

	Six Months Ended June 30,		Six Months Ended June 30,
(in thousands except for percentages)	2023	2022	2023	2022
Net income	$50,099	$47,559	13.9%	15.9%
Provision for income taxes	18,366	15,147	5.1%	5.1%
Interest income	(4,560)	(258)	(1.3)%	(0.1)%
Interest expense	4,484	2,647	1.2%	0.9%
Amortization/depreciation	17,112	15,180	4.8%	5.1%
EBITDA	$85,501	$80,275	23.7%	26.9%
Share-based compensation(1)	7,974	6,173	2.2%	2.1%
Reorganization and integration costs(2)	5,465	6,319	1.5%	2.1%
Acquisition expenses(3)	173	934	0.1%	0.3%
Business continuity plan(4)	(6)	220	—	0.1%
Accrual for SEC matter(5)	20,000	—	5.6%	—
Other expense, net	77	206	—	0.1%
Adjusted EBITDA	$119,184	$94,127	33.1%	31.6%
Set forth below is a summary of the adjustments involved in the reconciliation from net income and net income margin, the most directly comparable GAAP financial measures, to adjusted EBITDA and adjusted EBITDA margin for the three and six months ended June 30, 2023 and 2022, broken out by compensation and non-compensation expenses.

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
(in thousands)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Share-based compensation(1)	$4,152	$—	$4,152	$3,031	$—	$3,031
Reorganization and integration costs(2)	1,204	2,352	3,556	1,209	2,104	3,313
Acquisition expenses(3)	—	(140)	(140)	—	799	799
Business continuity plan(4)	—	—	—	(2)	107	105
Other (income) expense, net	—	(10)	(10)	—	78	78
Total adjustments to adjusted EBITDA	$5,356	$2,202	$7,558	$4,238	$3,088	$7,326
(1)“Share-based compensation” represents granted share-based compensation in the form of restricted stock unit, stock option and stock appreciation right grants by us to certain of our directors and employees. Although this expense occurred in each measurement period, we have added the expense back in our calculation of adjusted EBITDA because of its noncash impact.
(2)“Reorganization and integration costs” includes costs related to our functional reorganization within our Operations, Technology and Retirement functions as well as duplicate costs related to the outsourcing of back-office operations functions. While we have incurred such expenses in all periods measured, these expenses serve varied reorganization and integration initiatives, each of which is non-recurring. We do not consider these expenses to be part of our core operations.
(3)“Acquisition expenses” includes employee severance, transition and retention expenses, duplicative general and administrative expenses and other professional fees related to acquisitions.
(4)“Business continuity plan” includes incremental compensation and other costs that are directly related to a transition to a hybrid workforce in 2022.
(5)“Accrual for SEC matter” represents an accrual recognized based on the SEC matter further discussed in Note 12 of notes to unaudited condensed consolidated financial statements.

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
(in percentages)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Share-based compensation(1)	2.3%	—	2.3%	2.0%	—	2.0%
Reorganization and integration costs(2)	0.7%	1.3%	2.0%	0.8%	1.4%	2.2%
Acquisition expenses(3)	—	(0.1)%	(0.1)%	—	0.5%	0.5%
Business continuity plan(4)	—	—	—	—	0.1%	0.1%
Other (income) expense, net	—	—	—	—	0.1%	0.1%
Total adjustments to adjusted EBITDA margin %	3.0%	1.2%	4.2%	2.8%	2.1%	4.9%

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
(in thousands)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Share-based compensation(1)	$7,974	$—	$7,974	$6,173	$—	$6,173
Reorganization and integration costs(2)	2,269	3,196	5,465	1,995	4,324	6,319
Acquisition expenses(3)	100	73	173	—	934	934
Business continuity plan(4)	—	(6)	(6)	(2)	222	220
Accrual for SEC matter(5)	—	20,000	20,000	—	—	—
Other (income) expense, net	—	77	77	—	206	206
Total adjustments to adjusted EBITDA	$10,343	$23,340	$33,683	$8,166	$5,686	$13,852

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
(in percentages)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Share-based compensation(1)	2.2%	—	2.2%	2.1%	—	2.1%
Reorganization and integration costs(2)	0.6%	0.9%	1.5%	0.7%	1.4%	2.1%
Acquisition expenses(3)	0.1%	—	0.1%	—	0.3%	0.3%
Business continuity plan(4)	—	—	—	—	0.1%	0.1%
Accrual for SEC matter(5)	—	5.6%	5.6%	—	—	—
Other (income) expense, net	—	—	—	—	0.1%	0.1%
Total adjustments to adjusted EBITDA margin %	2.9%	6.5%	9.4%	2.8%	1.9%	4.7%
(1)“Share-based compensation” represents granted share-based compensation in the form of restricted stock unit, stock option and stock appreciation right grants by us to certain of our directors and employees. Although this expense occurred in each measurement period, we have added the expense back in our calculation of adjusted EBITDA because of its noncash impact.
(2)“Reorganization and integration costs” includes costs related to our functional reorganization within our Operations, Technology and Retirement functions as well as duplicate costs related to the outsourcing of back-office operations functions. While we have incurred such expenses in all periods measured, these expenses serve varied reorganization and integration initiatives, each of which is non-recurring. We do not consider these expenses to be part of our core operations.
(3)“Acquisition expenses” includes employee severance, transition and retention expenses, duplicative general and administrative expenses and other professional fees related to acquisitions.
(4)“Business continuity plan” includes incremental compensation and other costs that are directly related to a transition to a hybrid workforce in 2022.
(5)“Accrual for SEC matter” represents an accrual recognized based on the SEC matter further discussed in Note 12 of notes to unaudited condensed consolidated financial statements.
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
•non-cash equity grants made to employees at a certain price and point in time do not necessarily reflect how our business is performing at any particular time; as such, share-based compensation expense is not a key measure of our operating performance;
•costs associated with acquisitions and related integrations, debt refinancing, restructuring and conversions can vary from period to period and transaction to transaction; as such, expenses associated with these activities are not considered a key measure of our operating performance; and
•amortization expenses can vary substantially from company to company and from period to period depending upon each company’s financing and accounting methods, the fair value and average expected life of acquired intangible assets and the method by which assets were acquired; as such, the amortization of intangible assets obtained in acquisitions is not considered a key measure of our operating performance.
Adjusted net income does not purport to be an alternative to net income or cash flows from operating activities. The term adjusted net income is not defined under GAAP, and adjusted net income is not a measure of net income, operating income or any other performance or liquidity measure derived in accordance with GAAP. Therefore, adjusted net income has limitations as an analytical tool and should not be considered in isolation to, or as a substitute for, analysis of our results as reported under GAAP. Some of these limitations are:
•adjusted net income does not reflect all cash expenditures, future requirements for capital expenditures or contractual commitments;
•adjusted net income does not reflect changes in, or cash requirements for, working capital needs; and
•other companies in the financial services industry may calculate adjusted net income differently than we do, limiting its usefulness as a comparative measure.
Set forth below is a reconciliation from net income, the most directly comparable GAAP financial measure, to adjusted net income for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
(in thousands)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Net income			$32,877			$25,340
Acquisition-related amortization(1)	$—	$2,180	2,180	$—	$1,729	1,729
Expense adjustments(2)	1,204	2,212	3,416	1,207	3,010	4,217
Share-based compensation	4,152	—	4,152	3,031	—	3,031
Other (income) expense, net	—	(10)	(10)	—	78	78
Tax effect of adjustments(3)	(1,285)	(88)	(1,373)	(996)	(973)	(1,969)
Adjusted net income	$4,071	$4,294	$41,242	$3,242	$3,844	$32,426

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
(in thousands)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Net income			$50,099			$47,559
Acquisition-related amortization(1)	$—	$4,354	4,354	$—	$3,457	3,457
Expense adjustments(2)	2,369	23,263	25,632	1,993	5,480	7,473
Share-based compensation	7,974	—	7,974	6,173	—	6,173
Other (income) expense, net	—	77	77	—	206	206
Tax effect of adjustments(3)	(2,482)	(4,712)	(7,194)	(1,919)	(1,738)	(3,657)
Adjusted net income	$7,861	$22,982	$80,942	$6,247	$7,405	$61,211
(1)Relates to intangible assets established in connection with HTSC’s acquisition of our Company in 2016.
(2)Consists of the adjustments to EBITDA listed in the adjusted EBITDA reconciliation table above other than share-based compensation.
(3)Consists of the provision for income taxes under GAAP and the estimated tax impact of expense adjustments and acquisition-related amortization, and share-based compensation beginning in 2022.
Components of Results of Operations
Revenue
Asset-Based Revenue
A majority of our revenue is derived from the fees we charge as a percentage of platform assets. We record this revenue as asset-based revenue. Our asset-based revenue varies based on the types of investment solutions and services that financial advisers utilize for their clients. Asset-based revenue accounted for approximately 75.0% and 92.1% of our total revenue for the three months ended June 30, 2023 and 2022, and approximately 74.6% and 93.9% of our total revenue for the six months ended June 30, 2023 and 2022, respectively. The decrease in asset-based revenue’s proportion of our total revenue was primarily driven by the increase in spread-based revenue and lower assets under management excluding Adhesion Wealth at the beginning of the period during the six months ended June 30, 2023 as compared to June 30, 2022.
Spread-Based Revenue
Our spread-based revenue consists of the fees we earn on cash custodied at ATC, one of our wholly owned subsidiaries and one of several custodians offered on our platform. ATC’s program utilizes third-party banks to place and hold client cash and is paid interest-rate-sensitive fees calculated by reference to such deposits. Spread-based revenue increased in the second quarter of 2023, primarily as a result of the higher interest rate environment. We expect spread-based revenue to continue to increase as interest rates in the United States rise.
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
Employee Compensation
Employee compensation expenses include salaries, commissions and bonuses, share-based compensation, benefits and employer-related taxes.
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
Interest Expense
Interest expense reflects the interest paid under the 2022 Credit Agreement, which may fluctuate over time. We expect interest expense to increase in the short term due to the recent increases in interest rates in the United States.
Other (Income) Expense, Net
Other (income) expense, net, represents the expense associated with our equity securities investments, along with the gains and losses from such investments, foreign exchange fluctuations, interest earned on our convertible notes and accruals recognized in connection with regulatory matters.

Results of Operations
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
The following discussion presents an analysis of our results of operations for the three months ended June 30, 2023 and 2022. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items.

	Three months ended June 30,
(in thousands)	2023	2022	$ Change	% Change
Revenue:
Asset-based revenue	$137,336	$139,249	$(1,913)	(1.4)
Spread-based revenue	37,271	7,150	30,121	421.3
Subscription-based revenue	3,693	3,259	434	13.3
Other revenue	4,932	1,549	3,383	218.4
Total revenue	183,232	151,207	32,025	21.2
Operating expenses:
Asset-based expenses	39,344	40,266	(922)	(2.3)
Spread-based expenses	8,003	641	7,362	1,148.5
Employee compensation	48,099	39,973	8,126	20.3
General and operating expenses	24,354	22,223	2,131	9.6
Professional fees	8,372	5,494	2,878	52.4
Depreciation and amortization	8,684	7,711	973	12.6
Total operating expenses	136,856	116,308	20,548	17.7
Interest expense	2,137	1,488	649	43.6
Other (income) expense, net	(288)	78	(366)	(469.2)
Income before income taxes	44,527	33,333	11,194	33.6
Provision for income taxes	11,650	7,993	3,657	45.8
Net income	$32,877	$25,340	$7,537	29.7
Asset-Based Revenue
Asset-based revenue decreased by $1.9 million, or 1.4%, from $139.2 million in the three months ended June 30, 2022 to $137.3 million in the three months ended June 30, 2023. This decrease was primarily related to decreased platform fees and advisory fees of $1.6 million associated with reduced assets under management, excluding Adhesion Wealth, at the beginning of the period and lower custodial revenue of $0.3 million.
Spread-Based Revenue
Spread-based revenue increased by $30.1 million, or 421.3%, from $7.2 million in the three months ended June 30, 2022 to $37.3 million in the three months ended June 30, 2023. This increase was primarily related to higher interest income driven by an increase in interest rates subsequent to June 30, 2022.
Subscription-Based Revenue
Subscription-based revenue increased by $0.4 million, or 13.3%, from $3.3 million in the three months ended June 30, 2022 to $3.7 million in the three months ended June 30, 2023. This increase was primarily related to an increase in the average number of subscription licenses.
Other Revenue
Other revenue increased by $3.4 million, or 218.4%, from $1.5 million in the three months ended June 30, 2022 to $4.9 million in the three months ended June 30, 2023. This increase was driven by a $3.0 million increase in interest income due to higher interest rates, and a $0.4 million increase in revenue related to other miscellaneous items.

Asset-Based Expenses
Asset-based expenses decreased by $0.9 million, or 2.3%, from $40.2 million in the three months ended June 30, 2022 to $39.3 million in the three months ended June 30, 2023. This decrease was primarily due to lower asset-based fees on account of lower assets under management excluding Adhesion Wealth at the beginning of the period.
Spread-Based Expenses
Spread-based expenses increased by $7.4 million, or 1,148.5%, from $0.6 million in the three months ended June 30, 2022 to $8.0 million in the three months ended June 30, 2023. This increase was primarily driven by higher interest-credited payments to clients as a result of increased interest rates.
Employee Compensation
Employee compensation increased by $8.1 million, or 20.3%, from $40.0 million in the three months ended June 30, 2022 to $48.1 million in the three months ended June 30, 2023. This increase was driven by a $6.9 million increase in salaries and related expenses attributable to our ongoing growth, a $1.1 million increase in share-based compensation expense and a $0.1 million increase in other miscellaneous expenses.
General and Operating Expenses
General and operating expenses increased by $2.1 million, or 9.6%, from $22.2 million in the three months ended June 30, 2022 to $24.3 million in the three months ended June 30, 2023. This increase was due to a $1.6 million increase in software and subscription costs, a $1.1 million increase in events and travel costs, a $0.6 million increase in trading-related costs and a $0.3 million increase in facilities-related costs. The increase was partially offset by a $0.5 million decrease in printing-related costs, a $0.5 million decrease in general reorganization and integration-related costs and a $0.5 million decrease in general acquisition-related costs.
Professional Fees
Professional fees increased by $2.9 million, or 52.4%, from $5.5 million in the three months ended June 30, 2022 to $8.4 million in the three months ended June 30, 2023. This increase was driven by a $1.5 million increase in general professional fees, a $0.8 million increase in professional fees associated with reorganizations and integrations, a $0.6 million increase in consulting fees, a $0.3 million increase in audit-related costs and a $0.2 million increase in tax-related costs. The increase was partially offset by a $0.5 million decrease in acquisition-related costs.
Depreciation and Amortization Expense
Depreciation and amortization expense increased by $1.0 million, or 12.6%, from $7.7 million in the three months ended June 30, 2022 to $8.7 million in the three months ended June 30, 2023. The increase was primarily driven by $0.5 million in higher amortization as a result of software assets placed into service subsequent to June 30, 2022 and $0.5 million in amortization of intangible assets from our acquisition of Adhesion Wealth in December 2022.
Interest Expense
Interest expense increased by $0.6 million, or 43.6%, from $1.5 million in the three months ended June 30, 2022 to $2.1 million in the three months ended June 30, 2023. This increase was primarily attributed to higher interest rates during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.
Other (Income) Expense, Net
Other (income) expense, net, changed by $0.4 million, or 469.2%, from $0.1 million in expense in the three months ended June 30, 2022 to $0.3 million in income in the three months ended June 30, 2023 primarily due to an increase in interest income of $0.2 million related to our convertible notes receivable and a $0.2 million decrease in other expenses.

Provision for Income Taxes
Provision for income taxes increased by $3.7 million, or 45.8%, from $8.0 million in the three months ended June 30, 2022 to $11.7 million in the three months ended June 30, 2023. This increase was primarily due to an increase in pre-tax income in the three months ended June 30, 2023.
Net Income
Net income increased by $7.5 million, or 29.7%, from $25.3 million in the three months ended June 30, 2022 to $32.8 million in the three months ended June 30, 2023.
This increase was primarily due a $22.8 million increase in spread-based revenue, net of spread-based expense and a $3.4 million increase in other revenue.
This increase was partially offset by, among other things, a $8.1 million increase in employee compensation-related costs, a $3.7 million increase in our provision for income taxes, a $2.9 million increase in professional fees, a $2.1 million increase in general and operating expenses, a $1.0 million increase in depreciation expense and a $0.9 million decrease in asset-based revenue, net of asset-based expense.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
The following discussion presents an analysis of our results of operations for the six months ended June 30, 2023 and 2022. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items.

	Six months ended June 30,
(in thousands)	2023	2022	$ Change	% Change
Revenue:
Asset-based revenue	$268,375	$281,325	$(12,950)	(4.6)
Spread-based revenue	75,534	9,105	66,429	729.6
Subscription-based revenue	7,237	6,577	660	10.0
Other revenue	8,648	2,503	6,145	245.5
Total revenue	359,794	299,510	60,284	20.1
Operating expenses:
Asset-based expenses	76,778	81,953	(5,175)	(6.3)
Spread-based expenses	14,560	1,046	13,514	1,292.0
Employee compensation	95,010	80,263	14,747	18.4
General and operating expenses	50,043	44,282	5,761	13.0
Professional fees	13,765	11,227	2,538	22.6
Depreciation and amortization	17,112	15,180	1,932	12.7
Total operating expenses	267,268	233,951	33,317	14.2
Interest expense	4,484	2,647	1,837	69.4
Other expense, net	19,577	206	19,371	9,403.4
Income before income taxes	68,465	62,706	5,759	9.2
Provision for income taxes	18,366	15,147	3,219	21.3
Net income	$50,099	$47,559	$2,540	5.3
Asset-Based Revenue
Asset-based revenue decreased by $13.0 million, or 4.6%, from $281.3 million in the six months ended June 30, 2022 to $268.4 million in the six months ended June 30, 2023. This decrease was primarily related to decreased platform fees and advisory fees of $12.0 million associated with reduced assets under management, excluding Adhesion Wealth, at the beginning of the period and lower custodial revenue of $1.0 million.

Spread-Based Revenue
Spread-based revenue increased by $66.4 million, or 729.6%, from $9.1 million in the six months ended June 30, 2022 to $75.5 million in the six months ended June 30, 2023. This increase was primarily related to higher interest income as a result of higher average ATC cash balances and an increase in interest rates subsequent to June 30, 2022.
Subscription-Based Revenue
Subscription-based revenue increased by $0.6 million, or 10.0%, from $6.6 million in the six months ended June 30, 2022 to $7.2 million in the six months ended June 30, 2023. This increase was primarily related to an increase in the average number of subscription licenses.
Other Revenue
Other revenue increased by $6.1 million, or 245.5%, from $2.5 million in the six months ended June 30, 2022 to $8.6 million in the six months ended June 30, 2023. This increase was driven by a $5.2 million increase in interest income due to higher interest rates, and a $0.9 million increase in revenue related to other miscellaneous items.
Asset-Based Expenses
Asset-based expenses decreased by $5.2 million, or 6.3%, from $82.0 million in the six months ended June 30, 2022 to $76.8 million in the six months ended June 30, 2023. This decrease was primarily due to lower asset-based fees on account of lower assets under management at the beginning of the period.
Spread-Based Expenses
Spread-based expenses increased by $13.5 million, or 1,292.0%, from $1.0 million in the six months ended June 30, 2022 to $14.5 million in the six months ended June 30, 2023. This increase was primarily driven by higher interest-credited payments to clients as a result of increased interest rates.
Employee Compensation
Employee compensation increased by $14.7 million, or 18.4%, from $80.3 million in the six months ended June 30, 2022 to $95.0 million in the six months ended June 30, 2023. This increase was driven by a $12.5 million increase in salaries and related expenses attributable to our ongoing growth, a $1.9 million increase in share-based compensation expense and a $0.3 million increase in employee compensation in connection with reorganizations and integrations.
General and Operating Expenses
General and operating expenses increased by $5.8 million, or 13.0%, from $44.2 million in the six months ended June 30, 2022 to $50.0 million in the six months ended June 30, 2023. This increase was due to a $3.0 million increase in software and subscription costs, a $2.7 million increase in events and travel costs, a $1.0 million increase in trading-related costs, a $0.5 million increase in facilities-related costs, a $0.5 million increase in expenses related to helping our engaged advisers grow their businesses and a $0.3 million increase in costs associated with our broker-dealer partners. The increase was partially offset by a $1.0 million decrease in general reorganization and integration-related costs, a $0.6 million decrease in printing-related costs, a $0.4 million decrease in general acquisition-related costs and a $0.2 million decrease in insurance expenses.
Professional Fees
Professional fees increased by $2.5 million, or 22.6%, from $11.2 million in the six months ended June 30, 2022 to $13.7 million in the six months ended June 30, 2023. This increase was driven by a $2.0 million increase in general professional fees, a $0.6 million increase in audit-related costs, a $0.6 million increase in consulting fees and a $0.2 million increase recruiting-related costs. The increase was partially offset by a $0.5 million decrease in acquisition-related costs, a $0.2 million decrease in professional fees associated with reorganizations and integrations and a $0.2 million decrease in business continuity planning costs.

Depreciation and Amortization Expense
Depreciation and amortization expense increased by $1.9 million, or 12.7%, from $15.2 million in the six months ended June 30, 2022 to $17.1 million in the six months ended June 30, 2023. The increase was primarily driven by $1.0 million in higher amortization as a result of software assets placed into service subsequent to June 30, 2022 and $0.9 million in amortization of intangible assets from our acquisition of Adhesion Wealth in December 2022.
Interest Expense
Interest expense increased by $1.8 million, or 69.4%, from $2.6 million in the six months ended June 30, 2022 to $4.4 million in the six months ended June 30, 2023. This increase was primarily attributed to higher interest rates during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.
Other Expense, Net
Other expense, net, increased by $19.4 million, or 9,403.4%, from $0.2 million in the six months ended June 30, 2022 to $19.6 million in the six months ended June 30, 2023. This increase was primarily attributed to a $20.0 million reserve for a potential SEC settlement accrued during the six months ended June 30, 2023. The increase was partially offset by a $0.4 million increase in interest income related to our convertible notes receivable and a $0.2 million gain on foreign currency transactions.
Provision for Income Taxes
Provision for income taxes increased by $3.2 million, or 21.3%, from $15.1 million in the six months ended June 30, 2022 to $18.3 million in the six months ended June 30, 2023. This increase was primarily due to an increase in pre-tax income and permanent non-deductible items in the six months ended June 30, 2023.
Net Income
Net income increased by $2.5 million, or 5.3%, from $47.6 million in the six months ended June 30, 2022 to $50.1 million in the six months ended June 30, 2023.
This increase was primarily due a $52.9 million increase in spread-based revenue, net of spread-based expense, a $6.1 million increase in other revenue and a $0.6 million increase in subscription-based revenue.
This increase was partially offset by a $19.4 million increase in other expense, net, as a result of our reserve for a potential SEC settlement, a $14.7 million increase in employee compensation-related costs, a $7.8 million decrease in asset-based revenue, net of asset-based expense, a $5.8 million increase in general and operating expenses, a $3.2 million increase in our provision for income taxes, a $2.5 million increase in professional fees, a $1.9 million increase in depreciation expense and a $1.8 million increase in interest expense.
Liquidity and Capital Resources
Liquidity
Since 2016, our operations have been financed primarily through cash flows from operations. In November of 2018, we also established a credit facility consisting of a $250.0 million term loan and a $20.0 million revolving credit facility with Credit Suisse AG, Cayman Islands Branch. In December of 2020, we entered into the 2020 Revolving Credit Facility with Bank of Montreal and repaid the credit facility established in 2018, and in January of 2022 we amended the 2020 Credit Agreement, which, as amended and restated, we refer to as the 2022 Credit Agreement. As of June 30, 2023, we had cash and cash equivalents of $172.8 million, and restricted cash of $14.0 million. Our material cash requirements primarily comprise operating lease obligations, purchase obligations and principal and interest payments with respect to the 2022 Term Loans. We expect that our cash and liquidity needs will continue to be met by cash generated by our ongoing operations along with our 2022 Revolving Credit Facility (defined below) over the next twelve months, as well as beyond the next twelve months. To the extent that existing cash, cash from operations and our 2022 Revolving Credit Facility are not sufficient to fund our future operations, we may need to raise additional funds through public or private equity or additional debt financing. In addition, we may opportunistically seek to raise additional capital to fund our continued growth. To the extent that we are unsuccessful in additional debt or equity financings, our plans for continued growth may be curtailed.

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
The 2020 Credit Agreement provided a senior secured credit facility in an aggregate principal amount of $250.0 million, consisting of a revolving credit facility with commitments in an aggregate principal amount of $250.0 million (the “2020 Revolving Credit Facility”), with an accordion option of up to $25.0 million.
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
The 2022 Credit Agreement contains customary affirmative and negative covenants, including reporting requirements and restrictions, subject to various exceptions, on the incurrence of additional indebtedness, the creation of liens, the making of acquisitions and investments, the disposal of assets and the making of restricted payments. Additionally, the 2022 Credit Agreement includes financial covenants, which provide that (i) beginning December 31, 2021, as of the last day of a fiscal quarter, the Total Leverage Ratio shall not exceed 3.5 to 1.0 and (ii) beginning December 31, 2021, as of the last day of a fiscal quarter, the interest coverage ratio shall not be less than 4.0 to 1.0. As of June 30, 2023, we were in compliance with all applicable covenants. The 2022 Credit Agreement also contains customary events of default, which could result in acceleration of amounts due thereunder. Such events of default include, subject to the grace periods specified therein, our failure to pay principal or interest when due, our failure to satisfy or comply with covenants, a change of control, the imposition of certain judgments and the invalidation of liens we have granted. We had an outstanding balance under the 2022 Credit Agreement of $93.8 million as of June 30, 2023.

Cash Flows
The following table presents information regarding our cash flows, cash, cash equivalents and restricted cash for the periods indicated:

	Six months ended June 30,
(in thousands)	2023	2022
Cash provided by operating activities	$105,479	$55,268
Cash used in investing activities	(29,935)	(19,821)
Cash (used in) provided by financing activities	(25,000)	4,383
Net change in cash, cash equivalents and restricted cash	50,544	39,830
Cash, cash equivalents and restricted cash at beginning of period	136,274	89,707
Cash, cash equivalents and restricted cash at end of period	$186,818	$129,537
Cash Provided by Operating Activities
Cash flows from operating activities increased by $50.2 million from $55.3 million in the six months ended June 30, 2022 to $105.5 million in the six months ended June 30, 2023, primarily due to, among other things, an increase in the change in operating assets and liabilities of $44.4 million, an increase in net income of $2.5 million and an increase in period-over-period of non-cash addbacks for depreciation and amortization expense of $1.9 million and share-based compensation expense of $1.8 million.
Cash Used in Investing Activities
Cash used in investing activities increased by $10.1 million from $19.8 million in the six months ended June 30, 2022 to $29.9 million in the six months ended June 30, 2023. The increase was primarily due to our $4.3 million purchase of convertible notes, a $3.0 million paydown of a purchase consideration liability in connection with our acquisition of Adhesion Wealth and a $3.0 million increase in capital expenditures during the six months ended June 30, 2023. The increase was partially offset by a $0.2 million decrease in investment purchases during the six months ended June 30, 2023.
Cash (Used in) Provided by Financing Activities
Cash flows (used in) provided by financing activities changed by $29.4 million from cash provided of $4.4 million in the six months ended June 30, 2022 to cash used of $25.0 million in the six months ended June 30, 2023. The increase was primarily due to our repayment of $25.0 million of the 2022 Term Loans during the six months ended June 30, 2023. In 2022, cash provided related to $7.5 million in net proceeds from our 2022 amendment of our Credit Agreement executed in the six months ended June 30, 2022, partially offset by a $3.1 million principal payment made during the six months ended June 30, 2022.
Contractual Obligations
During the six months ended June 30, 2023, we recognized additional purchase obligations of $3.5 million and operating lease obligations of $2.0 million. We owe debt principal and interest payments of $123.5 million under the 2022 Credit Agreement, with all amounts due in January 2027 (based on a forecasted interest rate). There have been no other material changes to our contractual obligations and commitments as of June 30, 2023 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
Off-Balance Sheet Arrangements
As of June 30, 2023, we had no off-balance sheet arrangements.
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

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of condensed consolidated financial statements in accordance with GAAP requires certain estimates, assumptions and judgments to be made that may affect our condensed consolidated financial statements. Our accounting policies that have significant impact on our results are described more fully in our Annual Report on Form 10-K for the year ended December 31, 2022 and in Note 2 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The accounting policies discussed therein are those that we consider to be the most critical. We consider an accounting policy to be critical if the policy is subject to a material level of judgment and if changes in those judgments are reasonably likely to materially impact our results.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market Risk
Our exposure to market risk is directly related to revenue from fees earned based upon a percentage of assets on our platform. In the six months ended June 30, 2023, 94.0% of our total revenue was based on the market value of assets on our platform and was recurring in nature. We expect this percentage to vary over time. A 1% decrease in the aggregate value of assets on the platform at the beginning of the period for the six months ended June 30, 2023 would have caused our total revenue to decline by 1%, or $3.4 million, and would have caused our pre-tax income to decline by 3.3%, or $2.5 million, assuming we did not initiate additional expense measures in response to a market decline.
We manage market risk exposure by diversifying our revenue streams to include subscription-based revenue and spread-based revenue. In addition, we bill platform fees in advance of each quarter, providing visibility into near-term revenue and affording us time to adjust forward-looking spend if necessary.
Interest Rate Risk
Changes in interest rates will impact our spread-based revenue. As of June 30, 2023, client cash assets participating in the insured cash deposit program at ATC totaled $2.9 billion. A change in short-term interest rates of 100 basis points at the beginning of the period for the six months ended June 30, 2023 would result in an increase or decrease in income before income taxes of approximately $24.9 million on an annual basis (based on total client cash assets at December 31, 2022) and subject to any changes to interest credited to the end-investor. Actual impacts may vary depending on interest rate levels and the significance of change.
Additionally, changes to interest rates will impact the cost of our borrowing under the 2022 Credit Agreement, which bears interest at a rate per annum equal to, at our option, either (i) SOFR plus a margin based on our Total Leverage Ratio (as defined in the 2022 Credit Agreement) or (ii) the Base Rate (as defined in the 2022 Credit Agreement) plus a margin based on our Total Leverage Ratio. The margin will range between 0.875% and 2.5% for base rate loans and between 1.875% and 3.5% for SOFR loans. We will pay a commitment fee based on the average daily unused portion of the commitments under the 2022 Revolving Credit Facility, a letter of credit fee equal to the margin then in effect with respect to the SOFR loans under the 2022 Revolving Credit Facility, a fronting fee and any customary documentary and processing charges for any letter of credit issued under the 2022 Credit Agreement. An increase of 100 basis points in the interest rate under the 2022 Credit Agreement would result in a decrease in income before income taxes of approximately $0.9 million on an annual basis (based on the outstanding balance under the 2022 Credit Agreement as of June 30, 2023).
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective, at the reasonable assurance level.
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
Because we operate in a highly regulated industry, we and our subsidiaries are regularly subject to examinations by the SEC and other relevant regulators. As disclosed since the fall of 2020, in July 2020, AMI received an examination report from the SEC’s Division of Examinations requesting that AMI and certain subsidiaries of AFHI take corrective actions. These subsidiaries also received related subpoenas from the SEC Division of Enforcement for production of documents and testimony. The matter at issue concerns allegedly inadequate disclosure of potential conflicts of interest by AMI between 2016 and 2021. We are in discussions with the SEC enforcement staff regarding the framework for a possible resolution of this matter. After discussions with the SEC staff, we recorded a $20 million accrual for this matter in our financial statements in March 2023. Changes in the accrual may be required in future periods as discussions with the SEC continue and additional information becomes available. However, there can be no assurance that we will be successful in reaching an agreement with the SEC. There have been no changes with respect to this accrual as of June 30, 2023.
In the opinion of management, after discussions with legal counsel, the ultimate resolution of the pending regulatory action will not have a material adverse effect on our business operations.
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
Our revenue may fluctuate from period to period in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following events, as well as other factors described elsewhere in this Quarterly Report on Form 10-Q:
•a continued decline or slowdown in growth of the value of financial market assets or changes in the mix of assets on our platform, which may reduce the value of our platform assets and therefore our revenue and cash flows;
•fluctuations in interest rates, which have a direct and proportionate impact on our spread-based revenue;
•significant fluctuations in securities prices affecting the value of assets on our platform, including as a result of macroeconomic factors, inflation, geopolitics or public health concerns;
•negative public perception and reputation of the financial services industry, which could reduce demand for our investment solutions and services;
•acceleration of client investment preferences to lower-fee options;
•downward pressure on fees we charge our investor clients, which would reduce our revenue;
•changes in laws or regulations that could impact our ability to offer investment solutions and services, including any laws or regulations implicated by our controlling stockholder’s ultimate parent being a PRC company;
•announcements regarding regulatory actions or litigation that are adverse to us or our business, including the payment of fines;
•failure to obtain new clients or retain existing clients on our platform, or changes in the mix of clients on our platform;
•failure of our financial adviser clients to obtain new investor clients or retain their existing investor clients;
•failure to adequately protect our proprietary technology and intellectual property rights;
•reduction in the suite of investment solutions and services made available by third-party providers to existing clients;

•reduction in fee percentage or total fees for future periods, which may have a delayed impact on our results given that our asset-based fees are billed to advisers in advance of each quarter;
•changes in our pricing policies or the pricing policies of our competitors to which we have to adapt; or
•general domestic and international economic and political conditions that may decrease investor demand for financial advisers or investment services.
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
Asset-based revenue makes up a significant portion of our revenue, representing 74.6% and 93.9% of our total revenue for the six months ended June 30, 2023 and 2022, respectively. In addition, given our fee-based model, we expect that asset-based revenue will continue to account for a significant percentage of our total revenue in the future. Significant fluctuations in securities prices have materially affected and will materially affect the value of the assets managed by our clients, and any decrease in the value of assets managed by our clients has and will continue to negatively impact our asset-based revenue. Spread-based revenue accounted for 21.0% and 3.0% of our total revenue for the six months ended June 30, 2023 and 2022, respectively. Fluctuations in interest rates have had and future fluctuations in interest rates will have a direct impact on our spread-based revenue. Changes in interest rates, inflation and other economic indicators may also influence financial adviser and investor decisions regarding whether to invest in, or maintain an investment in, one or more of our investment solutions. If such fluctuations in securities prices, interest rates or inflation were to lead to decreased investment in the securities markets, our revenue and earnings derived from asset-based and spread-based revenue could be simultaneously materially adversely affected.
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
As of June 30, 2023, we had total indebtedness of $93.8 million. Our ability to make scheduled payments on or to refinance our indebtedness depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flow from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay acquisitions and capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis could harm our ability to incur additional indebtedness. In the absence of sufficient cash flows and capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our 2022 Credit Agreement (as defined in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”) currently restricts our ability to dispose of assets and our use of the proceeds from such disposition. We may not be able to consummate those dispositions, and the proceeds of any such disposition may not be adequate to meet any debt service obligations then due. Any of these circumstances could adversely affect our results of operations, financial condition or business.
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
As a Delaware corporation with no revenue from or operations within the PRC, we are not subject to regulation by PRC authorities. However, because HTSC, the ultimate parent company of our controlling stockholder, is an enterprise incorporated under the laws of the PRC, our controlling stockholder and HTSC are subject to and must comply with PRC laws and regulations promulgated by PRC governmental authorities. Such regulations may influence the decisions of our controlling stockholder, as well as those of its director appointees serving on our board of directors, regarding our business and operations. Certain of these regulations require our controlling stockholder to approve specific corporate actions taken by us, including any amendment to our certificate of incorporation; certain mergers, acquisitions, asset sales and divestments that we may seek to undertake; and certain related-party transactions in which we are involved. In addition, certain PRC regulations require our controlling stockholder to file with or obtain approval from various PRC regulators before approving certain of our corporate actions, including:
•obtaining approval from or filing with the China National Development and Reform Commission (the “NDRC”), for certain debt issuances by us, or certain investments we seek to make involving a sensitive industry, country or region, as defined by the NDRC; and
•filing with the China Securities Regulatory Commission (the “CSRC”), and registering with the State Administration of Foreign Exchange, to provide us with financing or to guarantee our obligations.

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
AssetMark, Inc. (“AMI”) and Atria Investments, Inc. (doing business as Adhesion Wealth), our investment adviser subsidiaries, are registered with the SEC under the Investment Advisers Act of 1940 (as amended, the “Advisers Act”) and are regulated thereunder. Many of our investment advisory services are conducted pursuant to the nonexclusive safe harbor from the definition of an “investment company” provided under Rule 3a-4 under the Investment Company Act of 1940 (as amended, the “1940 Act”). If Rule 3a-4 were to cease to be available, or if the SEC were to modify the rule or its interpretation of how the rule is applied, our business could be adversely affected. In addition, AMI provides advice to certain mutual fund clients. Mutual funds are registered as “investment companies” under the 1940 Act. The Advisers Act and the 1940 Act, together with related regulations and interpretations of the SEC, impose numerous obligations and restrictions on investment advisers and mutual funds, including requirements relating to the safekeeping of client funds and securities; limitations on advertising, including recent amendments addressing the use of hypothetical performance, time periods for performance, testimonials and endorsements in advertising; disclosure and reporting obligations; prohibitions on fraudulent activities; restrictions on transactions between an adviser and its clients, and between a mutual fund and its advisers and affiliates; and other detailed operating requirements, as well as general fiduciary obligations.
AMI is also a commodity pool operator (“CPO”) registered with the Commodity Futures Trading Commission (“CFTC”), and is a member of the National Futures Association (the “NFA”). As such, it is subject to regulatory requirements under the Commodity Exchange Act (the “CEA”), CFTC regulations and NFA by-laws and rules. Registration as a CPO imposes additional compliance obligations on AMI, including disclosure and reporting requirements, restrictions on advertising, registration and licensing of certain personnel and conduct and anti-fraud requirements, among others. AMI is not registered with the CFTC as a commodity trading advisor, based on its determination that it can rely on certain exemptions from registration provided by the CEA and the rules thereunder. If applicable exemptions cease to be available to AMI, it may become subject to additional compliance obligations as a commodity trading advisor.
AMB, our limited purpose broker-dealer subsidiary, is subject to regulatory restrictions and requirements imposed by applicable statutes, regulations and policies in the jurisdictions in which we operate. U.S. government agencies and self-regulatory organizations, including U.S. state securities commissions, are empowered to enforce the regulatory restrictions and requirements applicable to AMB and conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer from registration or membership. AMB is registered with the SEC and with all 53 U.S. states and jurisdictions as a limited purpose broker-dealer providing mutual fund distribution and underwriting, and is a member of FINRA, a securities industry self-regulatory organization that supervises and regulates the conduct and activities of its members. As a registered broker-dealer, AMB is subject to periodic examinations and investigations by FINRA. While AMB is a limited purpose broker-dealer that does not facilitate retail business and exists solely to underwrite and distribute the Proprietary Mutual Funds of its affiliated adviser, AMI, it is still subject to regulations that cover all applicable aspects of their business, which may include sales practices, anti-money laundering, handling of material non-public information, safeguarding data, recordkeeping, reporting and the conduct and qualifications of directors, officers, employees, representatives and other associated persons. Additionally, in June 2020, certain SEC rulemakings and interpretations went into effect that (i) require broker-dealers to act in the “best interest” of retail customers when making a recommendation, without placing the financial or other interests of the broker-dealer ahead of the interest of the retail customer (“Regulation Best Interest”), (ii) require that broker-dealers and investment advisers deliver to retail investors a short-form disclosure document describing the firm’s relationship with and duties to the customer (“Form CRS”), (iii) clarify the scope of the “solely incidental” exception to Advisers Act registration by brokers when providing investment advice and (iv) clarify the SEC’s views on the fiduciary duty that investment advisers owe to their clients. Compliance with “Regulation Best Interest” and Form CRS disclosure remains an area of focus for the SEC and FINRA.
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
A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Until such time as we are no longer an “emerging growth company,” our independent registered public accounting firm will not be required to attest as to our internal controls over financial reporting. When we lose our status as an “emerging growth company,” which we expect to occur in 2024, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. In this regard, we will continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. This process is and will continue to be time-consuming, costly and complicated.
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
The financial services industry faces substantial regulatory enforcement risks and litigation. Like many firms operating within the financial services industry, we are experiencing a difficult regulatory environment across our markets. Our current scale and reach as a provider to the financial services industry, the increased regulatory oversight of the financial services industry generally, the increase in speed of proposing and adopting new laws, rules and regulations, ever-changing regulatory interpretations of existing laws and regulations and the retroactive imposition of new interpretations through enforcement actions have made this an increasingly challenging and costly regulatory environment in which to operate. In particular, the SEC over the past several years has undertaken an aggressive rulemaking agenda covering a broad array of topics, including securities market structure and settlement, regulatory reporting and recordkeeping, investor disclosures, the scope of various registration requirements, cybersecurity and money market funds, among others. Regulatory examinations or investigations could result in the identification of matters that may require remediation activities or enforcement proceedings by regulators. For example, as previously disclosed, we are currently under investigation by the SEC’s Division of Enforcement concerning disclosure practices with respect to potential conflicts of interest among our subsidiaries, which we believe is part of a broader SEC initiative examining disclosure of potential conflicts of interest in the investment advisory industry. In the first quarter of 2023, we recorded a $20 million accrual with respect to this matter. The direct and indirect costs of responding to this or other examinations, or of defending ourselves in any litigation could be significant, and the outcome of examinations, litigation or regulatory action is inherently difficult to predict and could have an adverse effect on our ability to offer some of our products and services. Additionally, actions brought against us may result in settlements, awards, injunctions, fines and penalties, which could negatively impact our results of operations, financial condition, business and reputation.
Failure to properly disclose conflicts of interest could harm our reputation, results of operations or business.
We are party to certain compensation arrangements pursuant to which we receive payments based on client assets invested in certain investment products, including ETFs, our Proprietary Mutual Funds and third-party mutual funds. In certain circumstances, such arrangements allow us to receive payments from multiple parties based on the same client asset. Further, we operate as a registered investment adviser, our status as which subjects us to a legal obligation to operate under the fiduciary standard. The SEC and other regulators have increased their scrutiny of potential conflicts of interest, and we have implemented policies and procedures to mitigate such conflicts of interest. However, if we fail to fully disclose or adequately mitigate conflicts of interest, become subject to retroactive determinations that past disclosures or mitigation efforts were not sufficient or if our policies and procedures are not effective, we could face reputational damage, litigation or regulatory proceedings or penalties, any of which may adversely affect our reputation, results of operations or business.
In the event of a change of control of our Company, we may be required to obtain FINRA approval and the consent of our advisory clients to the change of control, and any failure to obtain these consents could adversely affect our results of operations, financial condition or business.
As required by the Advisers Act, the investment advisory agreements entered into by AMI provide that an “assignment” of the agreement may not be made without the client’s consent. Under the 1940 Act, advisory agreements with registered funds provide that they terminate automatically upon “assignment” and the board of directors and the shareholders of the registered funds must approve a new agreement for advisory services to continue. Under both the Advisers Act and the 1940 Act, a change of ownership may constitute such an “assignment” if it is a change of control. For example, under certain circumstances, an assignment may be deemed to occur if a controlling block of voting securities is transferred, if any party acquires control, or, in certain circumstances, if a controlling party gives up control. Under the 1940 Act, a 25% voting interest is presumed to constitute control. HTSC, through its indirect subsidiary Huatai International Investment Holdings Limited (“HIIHL”), held a 68.6% voting interest in us as of June 30, 2023. An assignment or a change of control could be deemed to occur in the future if we, or one of our investment adviser subsidiaries, were to gain or lose a controlling person, or in other situations that may depend significantly on the facts and circumstances. In any such case, we would seek to obtain the consent of our advisory clients, including any funds, to the assignment. Further, our U.S. broker-dealer subsidiary, AMB, is a member of FINRA and subject to FINRA rules, which could impede or delay a change of control. FINRA Rule 1017 generally provides that FINRA approval must be obtained in connection with any transaction resulting in a single person or entity acquiring or controlling, directly or indirectly, 25% or more of a FINRA member’s or its parent company’s equity. If we fail to obtain such consents or approval, our results of operations, financial condition or business could be adversely affected.
Risks Related to Ownership of Our Common Stock
Control by our principal stockholder could adversely affect our other stockholders.
HTSC, through its indirect subsidiary HIIHL, owned approximately 68.6% of our outstanding shares of common stock as of June 30, 2023, and controls our management and affairs, including determining the outcome of matters requiring stockholder approval. So long as HTSC continues to own a significant amount of the outstanding shares of our common stock, even if such amount is less than a majority, HTSC will continue to be able to strongly influence or effectively control our decisions, including matters requiring approval by our stockholders (including the election of directors and the approval of mergers or other extraordinary transactions), regardless of whether or not other stockholders believe that the transaction is in their own best interests. Such concentration of voting power could also have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company and might ultimately affect the market price of our common stock.
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
The market price of our common stock may be highly volatile and may fluctuate or decline substantially as a result of a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. In addition, the limited public float of our common stock tends to increase the volatility of its trading price, in particular during times of high volatility in the broader stock market. Factors that could cause fluctuations in the market price of our common stock include the following:
•market conditions in the broader stock market in general, or in our industry in particular;
•changes in the interest rate environment;
•actual or anticipated fluctuations in our quarterly financial and operating results;
•introduction of new products and services by us or our competitors;
•issuance of new or changed securities analysts’ reports or recommendations;
•sales of large blocks of our stock by our employees or controlling stockholder or the perception that our employees or controlling stockholder will sell our stock;
•additions or departures of key personnel;
•regulatory developments, litigation and governmental investigations; and
•economic, political and geopolitical conditions or events, including public health concerns.
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
Specifically, HIIHL, the holder of 50,873,799 shares of our common stock as of June 30, 2023, has the right, subject to certain exceptions and conditions, to require us to register its shares of common stock under the Securities Act and to participate in future registrations of securities by us. Registration of any of these outstanding shares of common stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the applicable registration statement. Further, the president of the United States has threatened to limit Chinese ownership in U.S. technology companies; if, as a result of new laws or regulations limiting such ownership, HIIHL is required to divest some or all of its shares of our common stock, such sales could cause the price of our common stock to decline, particularly if HIIHL is required to sell shares in a short amount of time.
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
When these exemptions cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with applicable regulatory and reporting requirements. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives, and we expect that these initiatives will substantially increase our legal and financial compliance costs. Such increased costs may require us to reduce costs in other areas of our business or increase the prices of our services. We cannot predict or estimate the amount of additional costs we may incur as a result of losing our “emerging growth company” status or the precise timing of such costs. We expect to lose our “emerging growth company” in 2024.
Some provisions of Delaware law and our certificate of incorporation and bylaws may deter third parties from acquiring us.
Our amended and restated certificate of incorporation and our amended and restated bylaws provide for, among other things:
•a staggered board and restrictions on the ability of our stockholders to fill a vacancy on the board of directors;
•the authorization of undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;
•advance notice requirements for stockholder proposals;
•certain limitations on convening special stockholder meetings; and
•the amendment of certain provisions of our certificate of incorporation and bylaws only by the affirmative vote of the holders of at least two-thirds in voting power of all outstanding shares of our stock entitled to vote thereon, voting together as a single class.

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
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Michael Kim, President and Chief Client Officer, adopted a 10b5-1 plan on May 26, 2023. The plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and will take effect on August 25, 2023. The total number of shares to be sold pursuant to such plan is 91,542 shares of our common stock. The plan will automatically terminate on December 31, 2024, irrespective of whether any or all of the shares are sold.
Natalie Wolfsen, Chief Executive Officer and Director, adopted a 10b5-1 plan on June 13, 2023. The plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and will take effect on September 12, 2023. The total number of shares to be sold pursuant to such plan is 130,000 shares of our common stock. The plan will automatically terminate on December 31, 2024, irrespective of whether any or all of the shares are sold.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company	S-1/A	333-232312	3.1	July 8, 2019
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company	8-K	001-38980	3.1	June 7, 2023
3.3	Amended and Restated Bylaws of the Company	8-K	001-38980	3.1	July 22, 2019
4.1	Registration Rights Agreement by and between the Company and Huatai International Investment Holdings Limited, dated as of July 17, 2019	S-1	333-232312	4.2	June 24, 2019
10.1	Form of Equity-Linked Stock Appreciation Right Award Notice and Agreement					X
10.2	Form of Cash-Linked Stock Appreciation Right Award Notice and Agreement					X
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
_______________________________

*The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates them by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in Concord, California, on the day of August 4, 2023.

ASSETMARK FINANCIAL HOLDINGS, INC.

By:	/s/ Natalie Wolfsen
Natalie Wolfsen
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gary Zyla
Gary Zyla
Chief Financial Officer
(Principal Financial Officer)