Form 10-Q
period 2023-09-30
AssetMark Financial Holdings, Inc.
filed 2023-11-07
CIK 1591587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2023, the number of shares of the registrant’s common stock outstanding was 74,265,358.

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
•We rely on our executive officers and other key personnel.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
AssetMark Financial Holdings, Inc.
Condensed Consolidated Balance Sheets
(in thousands except share data and par value)

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$214,754	$123,274
Restricted cash	14,000	13,000
Investments, at fair value	16,294	13,714
Fees and other receivables, net	20,464	20,082
Income tax receivable, net	—	265
Prepaid expenses and other current assets	13,086	16,870
Total current assets	278,598	187,205
Property, plant and equipment, net	7,672	8,495
Capitalized software, net	105,593	89,959
Other intangible assets, net	686,765	694,627
Operating lease right-of-use assets	21,625	22,002
Goodwill	487,353	487,225
Other assets	17,721	13,417
Total assets	$1,605,327	$1,502,930
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,781	$4,624
Accrued liabilities and other current liabilities	65,458	69,196
Income tax payable, net	25,755	—
Total current liabilities	92,994	73,820
Long-term debt, net	93,519	112,138
Other long-term liabilities	16,666	15,185
Long-term portion of operating lease liabilities	27,539	27,924
Deferred income tax liabilities, net	147,497	147,497
Total long-term liabilities	285,221	302,744
Total liabilities	378,215	376,564
Stockholders’ equity:
Common stock, $0.001 par value (675,000,000 shares authorized and 74,264,226 and 73,847,596 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively)	74	74
Additional paid-in capital	955,208	942,946
Retained earnings	271,987	183,503
Accumulated other comprehensive loss	(157)	(157)
Total stockholders’ equity	1,227,112	1,126,366
Total liabilities and stockholders’ equity	$1,605,327	$1,502,930
The accompanying notes are an integral part of the condensed consolidated financial statements.

AssetMark Financial Holdings, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Asset-based revenue	$143,840	$128,173	$412,215	$409,498
Spread-based revenue	37,329	21,160	112,863	30,265
Subscription-based revenue	3,891	3,126	11,128	9,703
Other revenue	5,462	2,204	14,110	4,707
Total revenue	190,522	154,663	550,316	454,173
Operating expenses:
Asset-based expenses	43,092	36,476	119,870	118,429
Spread-based expenses	8,492	2,142	23,052	3,188
Employee compensation	46,613	41,589	141,623	121,852
General and operating expenses	22,714	21,667	72,757	65,949
Professional fees	7,369	5,877	21,134	17,104
Depreciation and amortization	8,965	7,961	26,077	23,141
Total operating expenses	137,245	115,712	404,513	349,663
Interest expense	2,305	1,560	6,789	4,207
Other (income) expense, net	(2,192)	(11)	17,385	195
Income before income taxes	53,164	37,402	121,629	100,108
Provision for income taxes	14,779	7,293	33,145	22,440
Net income	38,385	30,109	88,484	77,668
Net comprehensive income	$38,385	$30,109	$88,484	$77,668
Net income per share attributable to common stockholders:
Basic	$0.52	$0.41	$1.19	$1.05
Diluted	$0.51	$0.41	$1.19	$1.05
Weighted average number of common shares outstanding, basic	74,261,667	73,842,297	74,047,412	73,682,881
Weighted average number of common shares outstanding, diluted	74,695,260	73,844,689	74,521,370	73,783,858
The accompanying notes are an integral part of the condensed consolidated financial statements.

AssetMark Financial Holdings, Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(in thousands except share data)
For the three months ended September 30, 2023 and 2022

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount
Balance at June 30, 2022	73,745,114	$74	$935,243	$127,801	$—	$1,063,118
Net income	—	—	—	30,109	—	30,109
Share-based compensation	—	—	3,923	—	—	3,923
Issuance of common stock - vesting of restricted stock units	100,860	—	—	—	—	—
Balance at September 30, 2022	73,845,974	$74	$939,166	$157,910	$—	$1,097,150

Balance at June 30, 2023	74,172,080	$74	$950,920	$233,602	$(157)	$1,184,439
Net income	—	—	—	38,385	—	38,385
Share-based compensation	—	—	4,288	—	—	4,288
Issuance of common stock - vesting of restricted stock units	92,146	—	—	—	—	—
Balance at September 30, 2023	74,264,226	$74	$955,208	$271,987	$(157)	$1,227,112
For the nine months ended September 30, 2023 and 2022

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2021	73,562,717	$74	$929,070	$80,242	$—	$1,009,386
Net income	—	—	—	77,668	—	77,668
Share-based compensation	—	—	10,096	—	—	10,096
Issuance of common stock - vesting of restricted stock units	283,036	—	—	—	—	—
Exercise of stock options	221	—	—	—	—	—
Balance at September 30, 2022	73,845,974	$74	$939,166	$157,910	$—	$1,097,150

Balance at December 31, 2022	73,847,596	$74	$942,946	$183,503	$(157)	$1,126,366
Net income	—	—	—	88,484	—	88,484
Share-based compensation	—	—	12,262	—	—	12,262
Issuance of common stock - vesting of restricted stock units	361,901	—	—	—	—	—
Exercise of stock options	52,765	—	—	—	—	—
Exercise of stock appreciation rights	1,964	—	—	—	—	—
Balance at September 30, 2023	74,264,226	$74	$955,208	$271,987	$(157)	$1,227,112
The accompanying notes are an integral part of the condensed consolidated financial statements.

AssetMark Financial Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$88,484	$77,668
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,077	23,141
Interest (income) expense, net	(184)	607
Share-based compensation	12,262	10,096
Debt acquisition cost write-down	92	130
Changes in certain assets and liabilities:
Fees and other receivables, net	(879)	(7,338)
Receivables from related party	480	568
Prepaid expenses and other current assets	7,751	6,732
Accounts payable, accrued liabilities and other current liabilities	(675)	(12,664)
Income tax receivable and payable, net	26,020	(3,341)
Net cash provided by operating activities	159,428	95,599
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Adhesion Wealth	(3,000)	—
Purchase of investments	(1,936)	(2,211)
Sale of investments	289	384
Purchase of property and equipment	(1,155)	(1,440)
Purchase of computer software	(31,871)	(26,049)
Purchase of convertible notes	(4,275)	(8,600)
Net cash used in investing activities	(41,948)	(37,916)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt, net	—	122,508
Proceeds from revolving credit facility draw down	50,000	—
Payments on revolving credit facility	(50,000)	(115,000)
Payments on term loan	(25,000)	(4,688)
Net cash (used in) provided by financing activities	(25,000)	2,820
Net change in cash, cash equivalents, and restricted cash	92,480	60,503
Cash, cash equivalents, and restricted cash at beginning of period	136,274	89,707
Cash, cash equivalents, and restricted cash at end of period	$228,754	$150,210
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid, net	$6,962	$26,176
Interest paid	$7,837	$2,714
Non-cash operating and investing activities:
Non-cash changes to right-of-use assets	$3,360	$3,396
Non-cash changes to lease liabilities	$3,360	$3,396
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
Note 2. Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation have been included. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ended December 31, 2023 or any future period. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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
Geographic Sources of Revenue
Revenue attributable to customers outside of the United States totaled $4,167 and $3,527 in the three months ended September 30, 2023 and 2022, respectively, and $12,065 and $10,691 in the nine months ended September 30, 2023 and 2022, respectively.
Note 3. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	September 30, 2023	December 31, 2022
Prepaid expenses	$7,110	$11,697
Operating lease right-of-use assets	4,747	4,387
Other	1,229	786
Total	$13,086	$16,870
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
Note 5. Goodwill and Other Intangible Assets
Goodwill
The Company’s goodwill balance was $487,353 and $487,225 as of September 30, 2023 and December 31, 2022, respectively. The Company performed an annual test for goodwill impairment based on the financial information available as of October 31, 2022 and 2021 for the years ended December 31, 2022 and 2021 and determined that goodwill was not

AssetMark Financial Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
impaired. The Company performed a qualitative analysis of factors and determined that goodwill was not impaired as of September 30, 2023.
Other Intangible Assets
Information regarding the Company’s intangible assets is as follows:

September 30, 2023	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived intangible assets:
Broker-dealer relationships	$570,480	$—	$570,480
Enterprise distribution channel customer relationships	17,500	—	17,500
Definite-lived intangible assets:
Trade names	50,530	(16,622)	33,908
Technology	19,600	(4,950)	14,650
Customer relationships	36,450	(9,120)	27,330
Regulatory licenses	34,850	(12,053)	22,797
Non-compete agreements	400	(300)	100
Total	$729,810	$(43,045)	$686,765

December 31, 2022	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived intangible assets:
Broker-dealer relationships	$570,480	$—	$570,480
Enterprise distribution channel customer relationships	17,500	—	17,500
Definite-lived intangible assets:
Trade names	50,530	(14,573)	35,957
Technology	19,600	(2,717)	16,883
Customer relationships	36,450	(6,948)	29,502
Regulatory licenses	34,850	(10,745)	24,105
Non-compete agreements	400	(200)	200
Total	$729,810	$(35,183)	$694,627

Amortization expense for definite-lived intangible assets was $2,623 and $2,171 for the three months ended September 30, 2023 and 2022, respectively, and $7,862 and $6,513 for the nine months ended September 30, 2023 and 2022, respectively. The Company performed an annual test for intangible assets impairment in October for the years ended December 31, 2022 and 2021 and determined that intangible assets were not impaired. The Company performed a qualitative analysis of factors and determined that intangible assets were not impaired as of September 30, 2023.
Estimated amortization expense for definite‑lived intangible assets for future years is as follows:

Remainder of 2023	$2,623
2024	10,425
2025	10,308
2026	9,158
2027	9,158
2028 and thereafter	57,113
Total	$98,785

AssetMark Financial Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 6. Accrued Liabilities and Other Current Liabilities
The following table shows the breakdown of accrued liabilities and other current liabilities:

	September 30, 2023	December 31, 2022
Accrued bonus	$17,976	$19,813
Asset-based payables	7,870	840
Compensation and benefits payable	7,801	13,403
Current portion of operating lease liabilities	4,586	4,485
Reserve for uncertain tax positions	4,136	4,136
Current portion of long-term debt, net	—	6,123
Other accrued expenses	23,089	20,396
Total	$65,458	$69,196
Note 7. Other Long-Term Liabilities
Other long-term liabilities consisted of the following:

	September 30, 2023	December 31, 2022
Deferred compensation plan liability	$15,817	$13,602
Other	849	1,583
Total	$16,666	$15,185

AssetMark Financial Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 8. Fair Value Measurements
The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value in the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, based on the three-tier fair value hierarchy:

	September 30, 2023
	Fair Value	Level I	Level II	Level III
Assets:
Equity securities investments	$477	$477	$—	$—
Assets to fund deferred compensation liability	15,817	15,817	—	—
Convertible notes receivable	15,385	—	—	15,385
Total assets	$31,679	$16,294	$—	$15,385
Liabilities:
Deferred compensation liability	$15,817	$15,817	$—	$—
Total liabilities	$15,817	$15,817	$—	$—

	December 31, 2022
	Fair Value	Level I	Level II	Level III
Assets:
Equity securities investments	$112	$112	$—	$—
Assets to fund deferred compensation liability	13,602	13,602	—	—
Convertible notes receivable	10,352	—	—	10,352
Total assets	$24,066	$13,714	$—	$10,352
Liabilities:
Deferred compensation liability	$13,602	$13,602	$—	$—
Total liabilities	$13,602	$13,602	$—	$—

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

AssetMark Financial Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 9. Asset-Based Expenses
Asset-based expenses incurred by the Company relating to the generation of asset-based revenue are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Strategist and manager fees	$36,663	$32,437	$104,818	$104,554
Premier broker-dealer fees	3,348	1,272	6,090	5,055
Custody fees	1,655	1,519	4,723	5,098
Fund advisory fees	1,323	1,226	3,967	3,443
Other	103	22	272	279
Total	$43,092	$36,476	$119,870	$118,429
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
Note 11. Share-Based Compensation
On July 3, 2019, the Company’s Board of Directors adopted, and the Company’s sole stockholder approved, the 2019 Equity Incentive Plan (the “2019 Equity Incentive Plan”), which became effective on July 17, 2019, the date of effectiveness of the Company’s initial public offering (the “IPO”) registration statement on Form S-1. As of September 30, 2023, 514,521 shares were available for issuance under the 2019 Equity Incentive Plan.

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
Share-based compensation expense related to the stock options was $0 and $64 for the three months ended September 30, 2023 and 2022, respectively, and $0 and $670 for the nine months ended September 30, 2023 and 2022, respectively.
Restricted Stock Units
Periodically, the Company issues restricted stock units (“RSUs”) to all officers, certain employees and independent directors of the board under the 2019 Equity Incentive Plan. Most of these RSUs are scheduled to vest in substantially equal installments on each of the first four anniversaries of their grant date.
During the nine months ended September 30, 2023, the Company issued 593,653 RSUs in aggregate to its officers, certain employees and independent directors of the board.
Share-based compensation expense related to the RSUs was $3,150 and $2,321 for the three months ended September 30, 2023 and 2022, respectively, and $8,103 and $5,850 for the nine months ended September 30, 2023 and 2022, respectively.
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
During the nine months ended September 30, 2023, the Company issued 109,889 Equity-settled SARs to certain officers.
Share-based compensation expense related to Equity-settled SARs was $1,138 and $1,538 for the three months ended September 30, 2023 and 2022, respectively, and $4,159 and $3,576 for the nine months ended September 30, 2023 and 2022, respectively.
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
During the nine months ended September 30, 2023, the Company issued 338,907 Cash-settled SARs to certain officers.
Share-based compensation expense related to Cash-settled SARs was $77 and $0 for the three months ended September 30, 2023 and 2022, respectively, and $159 and $0 for the nine months ended September 30, 2023 and 2022, respectively.
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
Because the Company operates in a highly regulated industry, the Company and its subsidiaries are regularly subject to examinations by the SEC and other relevant regulators. As disclosed since the fall of 2020, in July 2020, AMI received an examination report from the SEC’s Division of Examinations requesting that AMI and certain subsidiaries of AFHI take corrective actions. The Company’s subsidiaries also received related subpoenas from the SEC Division of Enforcement for production of documents and testimony. The matter at issue concerned allegedly inadequate disclosure of potential conflicts of interest by AMI between 2016 and 2021. Based on discussions with the SEC enforcement staff, the Company recorded an accrual of $20,000 in its financial statements in March 2023 for the expected resolution of this matter. In September 2023, the Company reached a settlement with the SEC regarding the matter at issue without admitting or denying the SEC’s findings. The Company paid a civil penalty of $9,500 as well as disgorgement and prejudgment interest of $8,827, which will be distributed to impacted customers once the SEC approves the distribution plan. The Company also consented to, and intends to, comply with certain undertakings under the settlement. The adjustment related to the settlement has been included within other (income) expense, net within the unaudited condensed consolidated statements of comprehensive income for the three months ended September 30, 2023.
Other Contingencies
In connection with the acquisition of Adhesion Wealth, the Company may incur contingent compensation obligations with respect to certain former Adhesion Wealth employees based upon the achievement of certain milestones and their continued employment with the Company. The potential payouts were indeterminable at the balance sheet date.
Note 13. Income Taxes
The Company’s effective income tax rate differs from the federal corporate tax rate of 21.0%, primarily as a result of state taxes, the effect of research and development tax credits, and permanent non-deductible items.
The Company’s effective tax rate was 27.8% and 19.5% for the three months ended September 30, 2023 and 2022, respectively, and 27.3% and 22.4% for the nine months ended September 30, 2023 and 2022, respectively.

AssetMark Financial Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 14. Related Party Transactions
As of September 30, 2023 and December 31, 2022, the Company had no amounts due from Huatai Securities Co., Ltd. (“HTSC”).
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
The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income per share attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income attributable to common stockholders	$38,385	$30,109	$88,484	$77,668

Weighted average number of shares of common stock used in computing net income per share attributable to common stockholders, basic	74,261,667	73,842,297	74,047,412	73,682,881
Net income per share attributable to common stockholders, basic	$0.52	$0.41	$1.19	$1.05

Weighted average shares used in computing net income per share attributable to common stockholders, basic	74,261,667	73,842,297	74,047,412	73,682,881
Effect of dilutive shares:
Stock options	109,324	—	111,283	—
Unvested RSUs	236,794	2,392	289,708	100,977
SARs	87,475	—	72,967	—
Diluted number of weighted-average shares outstanding	74,695,260	73,844,689	74,521,370	73,783,858
Net income per share attributable to common stockholders, diluted	$0.51	$0.41	$1.19	$1.05
The following securities were not included in the computation of diluted shares because such securities did not have a dilutive effect.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	—	803,306	—	803,306
SARs	1,571,831	2,631,761	1,571,831	2,631,761
RSUs	31,980	1,038,682	54,221	671,935
Total	1,603,811	4,473,749	1,626,052	4,107,002

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
Financial Highlights
•Total revenue for the quarter ended September 30, 2023 was $190.5 million, up $35.9 million, or 23.2%, from $154.7 million for the quarter ended September 30, 2022. Asset-based revenue for the quarter ended September 30, 2023 was $143.8 million, up $15.7 million, or 12.2%, from $128.2 million for the quarter ended September 30, 2022. Spread-based revenue for the quarter ended September 30, 2023 was $37.3 million, up $16.2 million, or 76.4%, from $21.2 million for the quarter ended September 30, 2022.
•Net income for the quarter ended September 30, 2023 was $38.4 million, or $0.52 per share, up from $30.1 million, or $0.41 per share, for the quarter ended September 30, 2022.
•Adjusted net income for the quarter ended September 30, 2023 was $46.0 million, compared to $35.0 million for the quarter ended September 30, 2022. For a reconciliation of net income, the most directly comparable GAAP financial measure, to adjusted net income, see the section titled “—Key Operating Metrics—Non-GAAP Financial Metrics—Adjusted Net Income.”
•Adjusted EBITDA for the quarter ended September 30, 2023 was $66.5 million, compared to $52.7 million for the quarter ended September 30, 2022. For a reconciliation of net income, the most directly comparable GAAP financial measure, to adjusted EBITDA, see the section titled “—Key Operating Metrics—Non-GAAP Financial Metrics—Adjusted EBITDA.”
Asset and Adviser Growth Trends
•Platform assets were $99.6 billion as of September 30, 2023, up 25.5% from $79.4 billion as of September 30, 2022.
•We had 2,995 engaged advisers on our platform as of September 30, 2023, up 15.1% from 2,601 as of September 30, 2022.

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
Technology Development
We invested $63.8 million in the development of our technology and our dedicated technology team during the nine months ended September 30, 2023. We intend to continue to invest in our technology platform to address the needs of financial advisers and their investors. Our revenue growth will depend, in part, on our ability to continue to launch new offerings and deliver solutions to financial advisers efficiently. While these investments reduce our profitability, we believe they will enable us to grow our revenue meaningfully in the long term.
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
Key metrics for the three and nine months ended September 30, 2023 and 2022 include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operational metrics:
Platform assets (at period-beginning) (millions of dollars)	$100,762	$82,127	$91,470	$93,488
Net flows (millions of dollars)	1,543	1,207	4,868	4,704
Market impact net of fees (millions of dollars)	(2,708)	(3,952)	3,259	(18,810)
Platform assets (at period-end) (millions of dollars)	$99,597	$79,382	$99,597	$79,382
Net flows lift (% of beginning-of-year platform assets)	1.7%	1.3%	5.3%	5.0%
Advisers (at period-end)	9,354	8,702	9,354	8,702
Engaged advisers (at period-end)	2,995	2,601	2,995	2,601
Assets from engaged advisers (at period-end) (millions of dollars)	$91,900	$72,195	$91,900	$72,195
Households (at period-end)	251,424	223,098	251,424	223,098
New producing advisers	158	159	512	547
Production lift from existing advisers (annualized %)	18.7%	14.9%	19.2%	17.0%
Assets in custody at ATC (at period-end) (millions of dollars)	$73,445	$61,539	$73,445	$61,539
ATC client cash (at period-end) (millions of dollars)	$2,897	$3,510	$2,897	$3,510
Financial metrics:
Total revenue (millions of dollars)	$190.5	$154.7	$550.3	$454.2
Net income (millions of dollars)	$38.4	$30.1	$88.5	$77.7
Net income margin (%)	20.1%	19.5%	16.1%	17.1%
Capital expenditure (millions of dollars)	$11.6	$9.0	$32.9	$27.4
Non-GAAP financial metrics:
Adjusted EBITDA (millions of dollars)	$66.5	$52.7	$185.6	$146.8
Adjusted EBITDA margin (%)	34.9%	34.0%	33.7%	32.3%
Adjusted net income (millions of dollars)	$46.0	$35.0	$127.0	$96.2
Platform Assets
We believe that the amount of assets on our platform is an important indicator of the strength and growth of our business, our increased customer footprint and the market acceptance of our platform. We define platform assets as substantially all assets on the AssetMark and Adhesion Wealth platforms, whether these are assets for which we provide advisory services, referred to as regulatory assets under management (“AUM”), or non-advisory assets under administration, assets held in cash accounts or otherwise not managed (collectively, “Other Assets”). There is generally no material economic difference to our financial results whether assets are considered AUM or Other Assets. We view our platform assets as reflective of our revenue growth and potential for future growth. We had platform assets of $99,597 million and $79,382 million as of September 30, 2023 and 2022, respectively. Our regulatory AUM totaled $60,282 million and $51,520 million as of September 30, 2023 and 2022, respectively. We intend to continue growing our platform assets with enhancements to our technology, services and investment solutions. We expect the growth in our platform assets will remain a significant indicator of our business momentum and results of operations as existing advisers and new advisers realize the benefits of our platform. Our platform assets in any period may continue to fluctuate as a result of several factors, including our adviser satisfaction with the functionality, features, performance or pricing of our offering, overall fluctuations in the securities markets and other factors, a number of which are beyond our control.
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
ATC Client Cash (at Period-End)
In general, all accounts with ATC are required to have cash at a minimum level ranging from of 1.5% to 5% of invested assets. In addition to this minimum amount, strategists and advisers have the discretion to hold additional invested assets in cash. We refer to the aggregate amount of cash held at ATC as ATC client cash. As of September 30, 2023 and 2022, ATC client cash accounted for 3.9% and 5.7%, respectively, of the total assets in custody at ATC. As of September 30, 2023 and 2022, the majority of the ATC client cash was placed with the ATC-insured cash deposit program and was the primary source of spread-based revenue for our business.
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
Non-GAAP Financial Metrics
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA is defined as EBITDA (net income plus interest expense, income tax expense, depreciation and amortization and less interest income), further adjusted to exclude certain non-cash charges and other adjustments set forth below. Adjusted EBITDA margin is defined as adjusted EBITDA divided by total revenue. Adjusted EBITDA and adjusted EBITDA margin are useful financial metrics in assessing our operating performance from period to period because they exclude certain items that we believe are not representative of our core business, such as certain material non-cash items and other adjustments such as share-based compensation, strategic initiatives and reorganization and integration costs. We believe that adjusted EBITDA and adjusted EBITDA margin, viewed in addition to, and not in lieu of, our reported GAAP results, provide useful information to investors regarding our performance and overall results of operations for various reasons, including:
•non-cash equity grants made to employees at a certain price and point in time do not necessarily reflect how our business is performing at any particular time; as such, share-based compensation expense is not a key measure of our operating performance; and
•costs associated with acquisitions and the resulting integrations, debt refinancing, restructuring, conversions, as well as other non-recurring litigation costs can vary from period to period and transaction to transaction; as such, expenses associated with these activities are not considered a key measure of our operating performance.

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
Set forth below is a reconciliation from net income and net income margin, the most directly comparable GAAP financial measures, to adjusted EBITDA and adjusted EBITDA margin for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Three Months Ended September 30,
(in thousands except for percentages)	2023	2022	2023	2022
Net income	$38,385	$30,109	20.1%	19.5%
Provision for income taxes	14,779	7,293	7.8%	4.7%
Interest income	(3,186)	(849)	(1.7)%	(0.5)%
Interest expense	2,305	1,560	1.2%	1.0%
Depreciation and amortization	8,965	7,961	4.7%	5.1%
EBITDA	$61,248	$46,074	32.1%	29.8%
Share-based compensation(1)	4,288	3,923	2.3%	2.5%
Reorganization and integration costs(2)	2,662	2,281	1.4%	1.5%
Acquisition expenses(3)	195	379	0.1%	0.2%
Business continuity plan(4)	—	14	—	—
SEC settlement(5)	(1,673)	—	(0.9)%	—
Other (income) expense, net	(263)	(11)	(0.1)%	—
Adjusted EBITDA	$66,457	$52,660	34.9%	34.0%
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
(5)“SEC settlement” represents the amount paid by us pursuant to our settlement with the SEC discussed in Note 12 to our unaudited condensed consolidated financial statements.

	Nine Months Ended September 30,		Nine Months Ended September 30,
(in thousands except for percentages)	2023	2022	2023	2022
Net income	$88,484	$77,668	16.1%	17.1%
Provision for income taxes	33,145	22,440	6.0%	4.9%
Interest income	(7,746)	(1,107)	(1.4)%	(0.2)%
Interest expense	6,789	4,207	1.2%	0.9%
Depreciation and amortization	26,077	23,141	4.7%	5.1%
EBITDA	$146,749	$126,349	26.6%	27.8%
Share-based compensation(1)	12,262	10,096	2.2%	2.2%
Reorganization and integration costs(2)	8,127	8,600	1.5%	1.9%
Acquisition expenses(3)	368	1,313	0.1%	0.3%
Business continuity plan(4)	(6)	234	—	0.1%
SEC settlement(5)	18,327	—	3.3%	—
Other (income) expense, net	(186)	195	—	—
Adjusted EBITDA	$185,641	$146,787	33.7%	32.3%
Set forth below is a summary of the adjustments involved in the reconciliation from net income and net income margin, the most directly comparable GAAP financial measures, to adjusted EBITDA and adjusted EBITDA margin for the three and nine months ended September 30, 2023 and 2022, broken out by compensation and non-compensation expenses.

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
(in thousands)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Share-based compensation(1)	$4,288	$—	$4,288	$3,923	$—	$3,923
Reorganization and integration costs(2)	1,101	1,561	2,662	829	1,452	2,281
Acquisition expenses(3)	—	195	195	(4)	383	379
Business continuity plan(4)	—	—	—	—	14	14
SEC settlement(5)	—	(1,673)	(1,673)	—	—	—
Other (income) expense, net	—	(263)	(263)	—	(11)	(11)
Total adjustments to adjusted EBITDA	$5,389	$(180)	$5,209	$4,748	$1,838	$6,586
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
(5)“SEC settlement” represents the amount paid by us pursuant to our settlement with the SEC discussed in Note 12 to our unaudited condensed consolidated financial statements.

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
(in percentages)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Share-based compensation(1)	2.3%	—	2.3%	2.5%	—	2.5%
Reorganization and integration costs(2)	0.6%	0.8%	1.4%	0.5%	1.0%	1.5%
Acquisition expenses(3)	—	0.1%	0.1%	—	0.2%	0.2%
Business continuity plan(4)	—	—	—	—	—	—
SEC settlement(5)	—	(0.9)%	(0.9)%	—	—	—
Other (income) expense, net	—	(0.1)%	(0.1)%	—	—	—
Total adjustments to adjusted EBITDA margin %	2.9%	(0.1%)	2.8%	3.0%	1.2%	4.2%

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
(in thousands)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Share-based compensation(1)	$12,262	$—	$12,262	$10,096	$—	$10,096
Reorganization and integration costs(2)	3,370	4,757	8,127	2,823	5,777	8,600
Acquisition expenses(3)	100	268	368	(4)	1,317	1,313
Business continuity plan(4)	—	(6)	(6)	(2)	236	234
SEC settlement(5)	—	18,327	18,327	—	—	—
Other (income) expense, net	—	(186)	(186)	—	195	195
Total adjustments to adjusted EBITDA	$15,732	$23,160	$38,892	$12,913	$7,525	$20,438

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
(in percentages)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Share-based compensation(1)	2.2%	—	2.2%	2.2%	—	2.2%
Reorganization and integration costs(2)	0.6%	0.9%	1.5%	0.6%	1.3%	1.9%
Acquisition expenses(3)	—	0.1%	0.1%	—	0.3%	0.3%
Business continuity plan(4)	—	—	—	—	0.1%	0.1%
SEC settlement(5)	—	3.3%	3.3%	—	—	—
Other (income) expense, net	—	—	—	—	—	—
Total adjustments to adjusted EBITDA margin %	2.8%	4.3%	7.1%	2.8%	1.7%	4.5%
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
(5)“SEC settlement” represents the amount paid by us pursuant to our settlement with the SEC discussed in Note 12 to our unaudited condensed consolidated financial statements.

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

Set forth below is a reconciliation from net income, the most directly comparable GAAP financial measure, to adjusted net income for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
(in thousands)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Net income			$38,385			$30,109
Acquisition-related amortization(1)	$—	$2,180	2,180	$—	$1,729	1,729
Expense adjustments(2)	1,101	83	1,184	825	1,849	2,674
Share-based compensation	4,288	—	4,288	3,923	—	3,923
Other (income) expense, net	—	(263)	(263)	—	(11)	(11)
Tax effect of adjustments(3)	(1,293)	1,540	247	(1,116)	(2,335)	(3,451)
Adjusted net income	$4,096	$3,540	$46,021	$3,632	$1,232	$34,973

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
(in thousands)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Net income			$88,484			$77,668
Acquisition-related amortization(1)	$—	$6,535	6,535	$—	$5,186	5,186
Expense adjustments(2)	3,470	23,346	26,816	2,817	7,330	10,147
Share-based compensation	12,262	—	12,262	10,096	—	10,096
Other (income) expense, net	—	(186)	(186)	—	195	195
Tax effect of adjustments(3)	(3,776)	(3,172)	(6,948)	(3,035)	(4,073)	(7,108)
Adjusted net income	$11,956	$26,523	$126,963	$9,878	$8,638	$96,184
(1)Relates to intangible assets established in connection with HTSC’s acquisition of our Company in 2016.
(2)Consists of the adjustments to EBITDA listed in the adjusted EBITDA reconciliation table above other than share-based compensation.
(3)Consists of adjustments to normalize our estimated tax rate in determining adjusted net income.
Components of Results of Operations
Revenue
Asset-Based Revenue
A majority of our revenue is derived from the fees we charge as a percentage of platform assets. We record this revenue as asset-based revenue. Our asset-based revenue varies based on the types of investment solutions and services that financial advisers utilize for their clients. Asset-based revenue accounted for approximately 75.5% and 82.9% of our total revenue for the three months ended September 30, 2023 and 2022, and approximately 74.9% and 90.2% of our total revenue for the nine months ended September 30, 2023 and 2022, respectively. The decrease in asset-based revenue’s proportion of our total revenue was primarily driven by the increase in spread-based revenue during the nine months ended September 30, 2023 as compared to nine months ended September 30, 2022.
Spread-Based Revenue
Our spread-based revenue consists of the fees we earn on cash custodied at ATC, one of our wholly owned subsidiaries and one of several custodians offered on our platform. ATC’s program utilizes third-party banks to place and hold client cash and is paid interest-rate-sensitive fees calculated by reference to such deposits. Spread-based revenue increased in the third quarter of 2023, primarily as a result of the higher interest rate environment. We expect spread-based revenue to continue to increase as interest rates in the United States rise.
Subscription-Based Revenue
Subscription-based revenue consists of revenue recognized from subscription fee arrangements in connection with our financial planning and wealth management software solutions.

Other Revenue
Other revenue consists primarily of interest earned on operating cash held by us. Other one-time income items are also reported under “Other Revenue”. We expect other revenue to increase in future periods as a result of the continued increases in interest rates in the United States.
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
Other (Income) Expense, Net
Other (income) expense, net, represents the expense associated with our equity securities investments, along with the gains and losses from such investments, foreign exchange fluctuations, interest earned on our convertible notes and settlement recognized in connection with regulatory matters.

Results of Operations
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
The following discussion presents an analysis of our results of operations for the three months ended September 30, 2023 and 2022. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items.

	Three months ended September 30,
(in thousands)	2023	2022	$ Change	% Change
Revenue:
Asset-based revenue	$143,840	$128,173	$15,667	12.2
Spread-based revenue	37,329	21,160	16,169	76.4
Subscription-based revenue	3,891	3,126	765	24.5
Other revenue	5,462	2,204	3,258	147.8
Total revenue	190,522	154,663	35,859	23.2
Operating expenses:
Asset-based expenses	43,092	36,476	6,616	18.1
Spread-based expenses	8,492	2,142	6,350	296.5
Employee compensation	46,613	41,589	5,024	12.1
General and operating expenses	22,714	21,667	1,047	4.8
Professional fees	7,369	5,877	1,492	25.4
Depreciation and amortization	8,965	7,961	1,004	12.6
Total operating expenses	137,245	115,712	21,533	18.6
Interest expense	2,305	1,560	745	47.8
Other (income) expense, net	(2,192)	(11)	(2,181)	*
Income before income taxes	53,164	37,402	15,762	42.1
Provision for income taxes	14,779	7,293	7,486	102.6
Net income	$38,385	$30,109	$8,276	27.5
*Not meaningful
Asset-Based Revenue
Asset-based revenue increased by $15.7 million, or 12.2%, from $128.2 million in the three months ended September 30, 2022 to $143.8 million in the three months ended September 30, 2023. This increase was related to increased platform fees and advisory fees of $15.5 million associated with higher assets under management and higher custodial revenue of $0.2 million.
Spread-Based Revenue
Spread-based revenue increased by $16.2 million, or 76.4%, from $21.2 million in the three months ended September 30, 2022 to $37.3 million in the three months ended September 30, 2023. This increase was related to higher interest income driven by an increase in interest rates subsequent to September 30, 2022.
Subscription-Based Revenue
Subscription-based revenue increased by $0.8 million, or 24.5%, from $3.1 million in the three months ended September 30, 2022 to $3.9 million in the three months ended September 30, 2023. This increase was primarily related to an increase in the average number of subscription licenses.

Other Revenue
Other revenue increased by $3.3 million, or 147.8%, from $2.2 million in the three months ended September 30, 2022 to $5.5 million in the three months ended September 30, 2023. This increase was driven by $3.0 million in higher interest income and a $0.2 million increase in revenue related to other miscellaneous items.
Asset-Based Expenses
Asset-based expenses increased by $6.6 million, or 18.1%, from $36.5 million in the three months ended September 30, 2022 to $43.1 million in the three months ended September 30, 2023. This increase was primarily driven by an increase in asset-based fees due to increased platform assets from the prior year.
Spread-Based Expenses
Spread-based expenses increased by $6.4 million, or 296.5%, from $2.1 million in the three months ended September 30, 2022 to $8.5 million in the three months ended September 30, 2023. This increase was primarily driven by higher interest-credited payments to clients as a result of increased interest rates.
Employee Compensation
Employee compensation increased by $5.0 million, or 12.1%, from $41.6 million in the three months ended September 30, 2022 to $46.6 million in the three months ended September 30, 2023. This increase was driven by a $4.3 million increase in salaries and related expenses attributable to our ongoing growth, a $0.4 million increase in share-based compensation expense and a $0.3 million increase in employee compensation in connection with reorganization and integration.
General and Operating Expenses
General and operating expenses increased by $1.0 million, or 4.8%, from $21.7 million in the three months ended September 30, 2022 to $22.7 million in the three months ended September 30, 2023. This increase was due to a $2.1 million increase in software and subscription costs, a $0.7 million increase in general reorganization and integration costs, a $0.3 million increase in facilities costs and a $0.3 million increase in trading costs. The increase was partially offset by a $1.7 million decrease in costs associated with our broker-dealer partners, a $0.3 million decrease in general acquisition-related costs, a $0.2 million decrease in printing-related costs and a $0.2 million decrease in events and travel costs.
Professional Fees
Professional fees increased by $1.5 million, or 25.4%, from $5.9 million in the three months ended September 30, 2022 to $7.4 million in the three months ended September 30, 2023. This increase was driven by a $1.4 million increase in general professional fees, a $0.3 million increase in consulting fees, a $0.2 million increase in tax-related professional costs, a $0.1 million increase in audit-related costs and a $0.1 million increase in acquisition-related professional costs. The increase was partially offset by a $0.6 million decrease in professional fees associated with reorganizations and integrations.
Depreciation and Amortization Expense
Depreciation and amortization expense increased by $1.0 million, or 12.6%, from $8.0 million in the three months ended September 30, 2022 to $9.0 million in the three months ended September 30, 2023. The increase was driven by $0.5 million in higher amortization as a result of software assets placed into service subsequent to September 30, 2022 and $0.5 million in amortization of intangible assets from our acquisition of Adhesion Wealth in December 2022.
Interest Expense
Interest expense increased by $0.7 million, or 47.8%, from $1.6 million in the three months ended September 30, 2022 to $2.3 million in the three months ended September 30, 2023. This increase was primarily attributed to higher interest rates during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.

Other (Income) Expense, Net
Other (income) expense, net, changed by $2.2 million, primarily due to a $1.8 million reversal in accrual as a result of our settlement with the SEC further discussed in Note 12 to our unaudited condensed consolidated financial statements, a $0.2 million increase in interest income related to our convertible notes receivable and a $0.2 million decrease in unrealized loss on investments.
Provision for Income Taxes
Provision for income taxes increased by $7.5 million, or 102.6%, from $7.3 million in the three months ended September 30, 2022 to $14.8 million in the three months ended September 30, 2023. This increase was primarily due to an increase in pre-tax income and permanent non-deductible items, including the SEC matter, in the three months ended September 30, 2023.
Net Income
Net income increased by $8.3 million, or 27.5%, from $30.1 million in the three months ended September 30, 2022 to $38.4 million in the three months ended September 30, 2023.
This increase was primarily due a $9.8 million increase in spread-based revenue, net of spread-based expense, a $9.1 million increase in asset-based revenues, net of asset-based expense and a $3.3 million increase in other revenue.
This increase was partially offset by, among other things, a $7.5 million increase in our provision for income taxes, a $5.0 million increase in employee compensation costs and a $1.5 million increase in professional fees.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
The following discussion presents an analysis of our results of operations for the nine months ended September 30, 2023 and 2022. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items.

	Nine months ended September 30,
(in thousands)	2023	2022	$ Change	% Change
Revenue:
Asset-based revenue	$412,215	$409,498	$2,717	0.7
Spread-based revenue	112,863	30,265	82,598	272.9
Subscription-based revenue	11,128	9,703	1,425	14.7
Other revenue	14,110	4,707	9,403	199.8
Total revenue	550,316	454,173	96,143	21.2
Operating expenses:
Asset-based expenses	119,870	118,429	1,441	1.2
Spread-based expenses	23,052	3,188	19,864	623.1
Employee compensation	141,623	121,852	19,771	16.2
General and operating expenses	72,757	65,949	6,808	10.3
Professional fees	21,134	17,104	4,030	23.6
Depreciation and amortization	26,077	23,141	2,936	12.7
Total operating expenses	404,513	349,663	54,850	15.7
Interest expense	6,789	4,207	2,582	61.4
Other (income) expense, net	17,385	195	17,190	*
Income before income taxes	121,629	100,108	21,521	21.5
Provision for income taxes	33,145	22,440	10,705	47.7
Net income	$88,484	$77,668	$10,816	13.9
*Not meaningful

Asset-Based Revenue
Asset-based revenue increased by $2.7 million, or 0.7%, from $409.5 million in the nine months ended September 30, 2022 to $412.2 million in the nine months ended September 30, 2023. This increase was related to increased platform fees and advisory fees of $3.5 million associated with higher platform assets, partially offset by lower custodial revenue of $0.8 million.
Spread-Based Revenue
Spread-based revenue increased by $82.6 million, or 272.9%, from $30.3 million in the nine months ended September 30, 2022 to $112.9 million in the nine months ended September 30, 2023. This increase was primarily related to higher interest income driven by an increase in interest rates subsequent to September 30, 2022.
Subscription-Based Revenue
Subscription-based revenue increased by $1.4 million, or 14.7%, from $9.7 million in the nine months ended September 30, 2022 to $11.1 million in the nine months ended September 30, 2023. This increase was primarily related to an increase in the average number of subscription licenses.
Other Revenue
Other revenue increased by $9.4 million, or 199.8%, from $4.7 million in the nine months ended September 30, 2022 to $14.1 million in the nine months ended September 30, 2023. This increase was driven by an $8.3 million increase in interest income due to higher interest rates, and a $1.1 million increase in revenue related to other miscellaneous items.
Asset-Based Expenses
Asset-based expenses increased by $1.5 million, or 1.2%, from $118.4 million in the nine months ended September 30, 2022 to $119.9 million in the nine months ended September 30, 2023. This increase was primarily driven by an increase in asset-based fees associated with higher platform assets at the beginning of the period.
Spread-Based Expenses
Spread-based expenses increased by $19.9 million, or 623.1%, from $3.2 million in the nine months ended September 30, 2022 to $23.1 million in the nine months ended September 30, 2023. This increase was primarily driven by higher interest-credited payments to clients as a result of increased interest rates.
Employee Compensation
Employee compensation increased by $19.7 million, or 16.2%, from $121.9 million in the nine months ended September 30, 2022 to $141.6 million in the nine months ended September 30, 2023. This increase was driven by a $16.9 million increase in salaries and related expenses attributable to our ongoing growth, a $2.2 million increase in share-based compensation expense, a $0.5 million increase in employee compensation in connection with reorganizations and integrations and a $0.1 million increase in employee compensation in connection with acquisitions.
General and Operating Expenses
General and operating expenses increased by $6.8 million, or 10.3%, from $65.9 million in the nine months ended September 30, 2022 to $72.7 million in the nine months ended September 30, 2023. This increase was due to a $5.0 million increase in software and subscription costs, a $2.5 million increase in events and travel costs, a $1.3 million increase in trading costs, a $0.8 million increase in facilities costs and a $0.6 million increase in expenses related to helping our engaged advisers grow their businesses. The increase was partially offset by a $1.4 million decrease in costs associated with our broker-dealer partners, a $0.7 million decrease in general acquisition-related costs, a $0.7 million decrease in printing-related costs, a $0.3 million decrease in insurance expenses and a $0.3 million decrease in general reorganization and integration-related costs.

Professional Fees
Professional fees increased by $4.0 million, or 23.6%, from $17.1 million in the nine months ended September 30, 2022 to $21.1 million in the nine months ended September 30, 2023. This increase was driven by a $2.9 million increase in general professional fees, a $1.0 million increase in audit-related costs, a $0.9 million increase in consulting fees, a $0.4 million increase in tax-related professional costs and a $0.2 million increase recruiting costs. The increase was partially offset by a $0.8 million decrease in professional fees associated with reorganizations and integrations, a $0.4 million decrease in professional fees associated with acquisitions, and a $0.2 million decrease in business continuity planning costs.
Depreciation and Amortization Expense
Depreciation and amortization expense increased by $2.9 million, or 12.7%, from $23.1 million in the nine months ended September 30, 2022 to $26.0 million in the nine months ended September 30, 2023. The increase was primarily driven by $1.5 million in higher amortization as a result of software assets placed into service subsequent to September 30, 2022 and $1.4 million in amortization of intangible assets from our acquisition of Adhesion Wealth in December 2022.
Interest Expense
Interest expense increased by $2.6 million, or 61.4%, from $4.2 million in the nine months ended September 30, 2022 to $6.8 million in the nine months ended September 30, 2023. This increase was primarily attributed to higher interest rates during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.
Other (Income) Expense, Net
Other (income) expense, net, increased by $17.2 million, from $0.2 million in the nine months ended September 30, 2022 to $17.4 million in the nine months ended September 30, 2023. This increase was primarily attributed to a $18.3 million reserve for a SEC settlement during the nine months ended September 30, 2023. The expense was partially offset by a $0.8 million increase in interest income on the convertible notes receivable and a $0.3 million related to other miscellaneous items.
Provision for Income Taxes
Provision for income taxes increased by $10.7 million, or 47.7%, from $22.4 million in the nine months ended September 30, 2022 to $33.1 million in the nine months ended September 30, 2023. This increase was primarily due to an increase in pre-tax income and permanent non-deductible items in the nine months ended September 30, 2023.
Net Income
Net income increased by $10.8 million, or 13.9%, from $77.7 million in the nine months ended September 30, 2022 to $88.5 million in the nine months ended September 30, 2023.
This increase was primarily due a $62.7 million increase in spread-based revenue, net of spread-based expense, a $9.4 million increase in other revenue, a $1.4 million increase in subscription-based revenue and a $1.3 million increase in asset-based revenue, net of asset-based expenses.
This increase was partially offset by a $19.7 million increase in employee compensation costs, a $17.2 million increase in other expense, net, primarily driven by our SEC settlement, a $10.7 million increase in our provision for income taxes and a $6.8 million increase in general and operating expenses.
Liquidity and Capital Resources
Liquidity
Since 2016, our operations have been financed primarily through cash flows from operations. In November of 2018, we also established a credit facility consisting of a $250.0 million term loan and a $20.0 million revolving credit facility with Credit Suisse AG, Cayman Islands Branch. In December of 2020, we entered into the 2020 Revolving Credit Facility with Bank of Montreal and repaid the credit facility established in 2018, and in January of 2022 we amended the

2020 Credit Agreement, which, as amended and restated, we refer to as the 2022 Credit Agreement. As of September 30, 2023, we had cash and cash equivalents of $214.8 million, and restricted cash of $14.0 million. Our material cash requirements primarily comprise operating lease obligations, purchase obligations and principal and interest payments with respect to the 2022 Term Loans. We expect that our cash and liquidity needs will continue to be met by cash generated by our ongoing operations along with our 2022 Revolving Credit Facility (defined below) over the next twelve months, as well as beyond the next twelve months. To the extent that existing cash, cash from operations and our 2022 Revolving Credit Facility are not sufficient to fund our future operations, we may need to raise additional funds through public or private equity or additional debt financing. In addition, we may opportunistically seek to raise additional capital to fund our continued growth. To the extent that we are unsuccessful in additional debt or equity financings, our plans for continued growth may be curtailed.
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
The 2022 Credit Agreement contains customary affirmative and negative covenants, including reporting requirements and restrictions, subject to various exceptions, on the incurrence of additional indebtedness, the creation of liens, the making of acquisitions and investments, the disposal of assets and the making of restricted payments. Additionally, the 2022 Credit Agreement includes financial covenants, which provide that (i) as of the last day of a fiscal quarter, the Total Leverage Ratio shall not exceed 3.5 to 1.0 and (ii) as of the last day of a fiscal quarter, the interest coverage ratio shall not be less than 4.0 to 1.0. As of September 30, 2023, we were in compliance with all applicable covenants. The 2022 Credit Agreement also contains customary events of default, which could result in acceleration of amounts due thereunder. Such events of default include, subject to the grace periods specified therein, our failure to pay principal or interest when due, our failure to satisfy or comply with covenants, a change of control, the imposition of certain judgments and the invalidation of liens we have granted. We had an outstanding balance under the 2022 Credit Agreement of $93.8 million as of September 30, 2023.
Cash Flows
The following table presents information regarding our cash flows, cash, cash equivalents and restricted cash for the periods indicated:

	Nine months ended September 30,
(in thousands)	2023	2022
Cash provided by operating activities	$159,428	$95,599
Cash (used in) investing activities	(41,948)	(37,916)
Cash (used in) provided by financing activities	(25,000)	2,820
Net change in cash, cash equivalents and restricted cash	92,480	60,503
Cash, cash equivalents and restricted cash at beginning of period	136,274	89,707
Cash, cash equivalents and restricted cash at end of period	$228,754	$150,210
Cash Provided by Operating Activities
Cash flows provided by operating activities increased by $63.8 million from $95.6 million in the nine months ended September 30, 2022 to $159.4 million in the nine months ended September 30, 2023, primarily due to, among other things, an increase in the income tax payable, net of $29.3 million, an increase in the change in operating assets and liabilities of $19.4 million, an increase in net income of $10.8 million, an increase in period-over-period non-cash addbacks for depreciation and amortization expense of $2.9 million and share-based compensation expense of $2.2 million.
Cash Used in Investing Activities
Cash used in investing activities increased by $4.0 million from $37.9 million in the nine months ended September 30, 2022 to $41.9 million in the nine months ended September 30, 2023. The increase was primarily due to a $5.5 million increase in capital expenditure and a $3.0 million paydown of a purchase consideration liability in connection with our acquisition of Adhesion Wealth during the nine months ended September 30, 2023. The increase was partially offset by a $4.3 million decrease in purchases of convertible notes and a $0.2 million decrease in investment purchases during the nine months ended September 30, 2023.
Cash (Used in) Provided by Financing Activities
Cash flows (used in) provided by financing activities changed by $27.8 million from cash provided of $2.8 million in the nine months ended September 30, 2022 to cash used of $25.0 million in the nine months ended September 30, 2023. The change was primarily due to our repayment of $25.0 million of the 2022 Term Loans during the nine months ended September 30, 2023. In 2022, cash provided by financing activities related to $7.5 million in net proceeds from our 2022 amendment of our Credit Agreement executed in the nine months ended September 30, 2022, partially offset by a $4.7 million principal payment made during the nine months ended September 30, 2022.
Contractual Obligations
During the nine months ended September 30, 2023, we recognized additional purchase obligations of $2.5 million and operating lease obligations of $4.7 million. We owe debt principal and interest payments of $119.6 million under the 2022 Credit Agreement, with all amounts due in January 2027 (based on a forecasted interest rate). There have been no other material changes to our contractual obligations and commitments as of September 30, 2023 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
Off-Balance Sheet Arrangements
As of September 30, 2023, we had no off-balance sheet arrangements.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market Risk
Our exposure to market risk is directly related to revenue from fees earned based upon a percentage of assets on our platform. In the nine months ended September 30, 2023, 93.8% of our total revenue was based on the market value of assets on our platform and was recurring in nature. We expect this percentage to vary over time. A 1% decrease in the aggregate value of assets on the platform at the beginning of the period for the nine months ended September 30, 2023 would have caused our total revenue to decline by 1%, or $5.2 million, and would have caused our pre-tax income to decline by 2.8%, or $3.7 million, assuming we did not initiate additional expense measures in response to a market decline.
We manage market risk exposure by diversifying our revenue streams to include subscription-based revenue and spread-based revenue. In addition, we bill platform fees in advance of each quarter, providing visibility into near-term revenue and affording us time to adjust forward-looking spend if necessary.
Interest Rate Risk
Changes in interest rates will impact our spread-based revenue. As of September 30, 2023, client cash assets participating in the insured cash deposit program at ATC totaled $2.9 billion. A change in short-term interest rates of 100 basis points at the beginning of the period for the nine months ended September 30, 2023 would result in an increase or decrease in income before income taxes of approximately $24.9 million on an annual basis (based on total client cash assets at December 31, 2022) and subject to any changes to interest credited to the end-investor. Actual impacts may vary depending on interest rate levels and the significance of change.
Additionally, changes to interest rates will impact the cost of our borrowing under the 2022 Credit Agreement, which bears interest at a rate per annum equal to, at our option, either (i) SOFR plus a margin based on our Total Leverage Ratio (as defined in the 2022 Credit Agreement) or (ii) the Base Rate (as defined in the 2022 Credit Agreement) plus a margin based on our Total Leverage Ratio. The margin will range between 0.875% and 2.5% for base rate loans and between 1.875% and 3.5% for SOFR loans. We will pay a commitment fee based on the average daily unused portion of the commitments under the 2022 Revolving Credit Facility, a letter of credit fee equal to the margin then in effect with respect to the SOFR loans under the 2022 Revolving Credit Facility, a fronting fee and any customary documentary and processing charges for any letter of credit issued under the 2022 Credit Agreement. An increase of 100 basis points in the interest rate under the 2022 Credit Agreement would result in a decrease in income before income taxes of approximately $0.9 million on an annual basis (based on the outstanding balance under the 2022 Credit Agreement as of September 30, 2023).
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective, at the reasonable assurance level.
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
Because we operate in a highly regulated industry, we and our subsidiaries are regularly subject to examinations by the SEC and other relevant regulators. As disclosed since the fall of 2020, in July 2020, AMI received an examination report from the SEC’s Division of Examinations requesting that AMI and certain subsidiaries of AFHI take corrective actions. These subsidiaries also received related subpoenas from the SEC Division of Enforcement for production of documents and testimony. The matter at issue concerned allegedly inadequate disclosure of potential conflicts of interest by AMI between 2016 and 2021. Based on discussions with the SEC enforcement staff, we recorded an accrual of $20.0 million in our financial statements in March 2023 for the expected resolution of this matter. In September 2023, we reached a settlement with the SEC regarding the matter at issue, without admitting or denying the SEC’s findings, and paid a civil penalty of $9.5 million as well as disgorgement and prejudgment interest of $8.8 million, which will be distributed to impacted customers once the SEC approves the distribution plan. We also consented to, and intend to, comply with certain undertakings under the settlement.
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
Asset-based revenue makes up a significant portion of our revenue, representing 74.9% and 90.2% of our total revenue for the nine months ended September 30, 2023 and 2022, respectively. In addition, given our fee-based model, we expect that asset-based revenue will continue to account for a significant percentage of our total revenue in the future. Significant fluctuations in securities prices have materially affected and will materially affect the value of the assets managed by our clients, and any decrease in the value of assets managed by our clients has and will continue to negatively impact our asset-based revenue. Spread-based revenue accounted for 20.5% and 6.7% of our total revenue for the nine months ended September 30, 2023 and 2022, respectively. Fluctuations in interest rates have had and future fluctuations in interest rates will have a direct impact on our spread-based revenue. Changes in interest rates, inflation and other economic indicators may also influence financial adviser and investor decisions regarding whether to invest in, or maintain an investment in, one or more of our investment solutions. If such fluctuations in securities prices, interest rates or inflation were to lead to decreased investment in the securities markets, our revenue and earnings derived from asset-based and spread-based revenue could be simultaneously materially adversely affected.
We provide our investment solutions and services to the financial services industry. The financial markets, and in turn the financial services industry, are affected by many factors, such as U.S. and foreign economic and geopolitical conditions and general trends in business and finance that are beyond our control, and could be adversely affected by changes in the equity or debt marketplaces, unanticipated changes in currency exchange rates, interest rates, inflation rates, the yield curve, financial crises, war (including hostilities in the Middle East), terrorism, natural disasters, pandemics and outbreaks of disease or similar public health concerns and other factors that are difficult to predict. During periods of severe or prolonged downturns or market volatility, investments may lose value and investors may choose to withdraw assets from financial advisers and use the assets to pay expenses or transfer them to investments that they perceive to be more secure, such as bank deposits and Treasury securities. Any prolonged downturn in financial markets, or increased levels of asset withdrawals could have a material adverse effect on our results of operations, financial condition or business.

We must continue to introduce new investment solutions and services, and enhancements thereon, to address our clients’ changing needs, market changes and technological developments, and a failure to do so could have a material adverse effect on our results of operations, financial condition or business.
The market for our investment solutions and services is characterized by shifting client demands, evolving market practices and, for many of our investment solutions and services, rapid technological change, including an increased use of and reliance on web and social network properties. Changing client demands (including increased reliance on technology), new market practices or new technologies can render existing investment solutions and services obsolete and unmarketable. As a result, our future success will continue to depend upon our ability to develop, enhance and market investment solutions and services that address the future needs of our target markets and respond to technological and market changes. We may not be able to accurately estimate the impact of new investment solutions and services on our business or how their benefits will be perceived by our clients. Further, we may not be successful in developing, introducing and marketing our new investment solutions or services or enhancements on a timely and cost-effective basis, or at all, our financial adviser clients may not allow certain investment solutions and services to be marketed through them, and any new investment solutions and services and enhancements may not adequately meet the requirements of the marketplace or achieve market acceptance. In addition, clients may delay purchases in anticipation of new investment solutions or services or enhancements. Any of these factors could materially adversely affect our results of operations, financial condition or business.
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
We have in the past, and may in the future, choose to grow our business in part through acquisitions, which could pose a number of risks to our operations. We may not be able to complete acquisitions, or integrate the operations, products, technologies or personnel gained through any such acquisition, such as our recent acquisition of Adhesion Wealth, without a material adverse effect on our results of operations, financial condition or business. Assimilating the acquired businesses may divert significant management attention and financial resources from our other operations and could disrupt our ongoing business. We may have difficulty integrating the acquired operations, products, technologies or personnel, and may incur substantial unanticipated integration costs. Financing an acquisition could result in dilution from issuing equity securities or a weaker balance sheet from using cash or incurring debt. Any debt securities that we issue or credit agreements into which we enter to finance an acquisition may contain covenants that would restrict our operations, impair our ability to pay dividends or limit our ability to take advantage of other strategic opportunities. Further, we may fail to realize the potential cost savings or other financial benefits of the acquisition. In addition, acquisitions, including our recent acquisition of Adhesion Wealth, may result in the loss of key employees or customers, particularly those of the acquired operations. Acquisitions, including our recent acquisition of Adhesion Wealth, could further adversely affect our existing business relationships with third parties and/or cause us to incur regulatory, legal or other liabilities from the acquired businesses, including claims for infringement of intellectual property rights, for which we may not be indemnified in full or at all.
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
We depend on the efforts of our executive officers, other management team members and key employees. Our executive officers, in particular, play an important role in the stability and growth of our business, and our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. The loss of any key personnel, including the recent departure of our former Chief Executive Officer, could have a material adverse effect on our results of operations, financial condition or business.
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
As of September 30, 2023, we had total indebtedness of $93.8 million. Our ability to make scheduled payments on or to refinance our indebtedness depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flow from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay acquisitions and capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis could harm our ability to incur additional indebtedness. In the absence of sufficient cash flows and capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our 2022 Credit Agreement (as defined in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”) currently restricts our ability to dispose of assets and our use of the proceeds from such disposition. We may not be able to consummate those dispositions, and the proceeds of any such disposition may not be adequate to meet any debt service obligations then due. Any of these circumstances could adversely affect our results of operations, financial condition or business.
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
AMI is also a commodity pool operator (“CPO”) registered with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (the “NFA”). As such, it is subject to regulatory requirements under the Commodity Exchange Act (the “CEA”), CFTC regulations and NFA by-laws and rules. Registration as a CPO imposes additional compliance obligations on AMI, including disclosure and reporting requirements, restrictions on advertising, registration and licensing of certain personnel and conduct and anti-fraud requirements, among others. AMI is not registered with the CFTC as a commodity trading advisor, based on its determination that it can rely on certain exemptions from registration provided by the CEA and the rules thereunder. If applicable exemptions cease to be available to AMI, it may become subject to additional compliance obligations as a commodity trading advisor.

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
A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Until such time as we are no longer an “emerging growth company,” our independent registered public accounting firm will not be required to attest as to our internal controls over financial reporting. When we lose our status as an “emerging growth company” in 2024, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. In this regard, we will continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. This process is and will continue to be time-consuming, costly and complicated.
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
The financial services industry faces substantial regulatory enforcement risks and litigation. Like many firms operating within the financial services industry, we are experiencing a difficult regulatory environment across our markets. Our current scale and reach as a provider to the financial services industry, the increased regulatory oversight of the financial services industry generally, the increase in speed of proposing and adopting new laws, rules and regulations, ever-changing regulatory interpretations of existing laws and regulations and the retroactive imposition of new interpretations through enforcement actions have made this an increasingly challenging and costly regulatory environment in which to operate. In particular, the SEC over the past several years has undertaken an aggressive rulemaking agenda covering a broad array of topics, including securities market structure and settlement, regulatory reporting and recordkeeping, investor disclosures, the scope of various registration requirements, cybersecurity and money market funds, among others. Regulatory examinations or investigations could result in the identification of matters that may require remediation activities or enforcement proceedings by regulators. For example, we recently entered into a settlement with the SEC concerning disclosure practices with respect to potential conflicts of interest among our subsidiaries and agreed to pay a civil penalty of $9.5 million and disgorgement and prejudgement interest of $8.8 million in connection with such settlement. The direct and indirect costs of any other examinations that we may face, or of defending ourselves in any litigation could be significant, and the outcome of examinations, litigation or regulatory action is inherently difficult to predict and could have an adverse effect on our ability to offer some of our products and services. Additionally, actions brought against us may result in settlements, awards, injunctions, fines and penalties, such as the penalty we agreed to pay in connection with the SEC settlement, which have and could negatively impact our results of operations, financial condition, business and reputation.
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
As required by the Advisers Act, the investment advisory agreements entered into by AMI provide that an “assignment” of the agreement may not be made without the client’s consent. Under the 1940 Act, advisory agreements with registered funds provide that they terminate automatically upon “assignment” and the board of directors and the shareholders of the registered funds must approve a new agreement for advisory services to continue. Under both the Advisers Act and the 1940 Act, a change of ownership may constitute such an “assignment” if it is a change of control. For example, under certain circumstances, an assignment may be deemed to occur if a controlling block of voting securities is transferred, if any party acquires control, or, in certain circumstances, if a controlling party gives up control. Under the 1940 Act, a 25% voting interest is presumed to constitute control. HTSC, through its indirect subsidiary Huatai International Investment Holdings Limited (“HIIHL”), held a 68.5% voting interest in us as of September 30, 2023. An assignment or a change of control could be deemed to occur in the future if we, or one of our investment adviser subsidiaries, were to gain or lose a controlling person, or in other situations that may depend significantly on the facts and circumstances. In any such case, we would seek to obtain the consent of our advisory clients, including any funds, to the assignment. Further, our U.S. broker-dealer subsidiary, AMB, is a member of FINRA and subject to FINRA rules, which could impede or delay a change of control. FINRA Rule 1017 generally provides that FINRA approval must be obtained in connection with any transaction resulting in a single person or entity acquiring or controlling, directly or indirectly, 25% or more of a FINRA member’s or its parent company’s equity. If we fail to obtain such consents or approval, our results of operations, financial condition or business could be adversely affected.

Risks Related to Ownership of Our Common Stock
Control by our principal stockholder could adversely affect our other stockholders.
HTSC, through its indirect subsidiary HIIHL, owned approximately 68.5% of our outstanding shares of common stock as of September 30, 2023, and controls our management and affairs, including determining the outcome of matters requiring stockholder approval. So long as HTSC continues to own a significant amount of the outstanding shares of our common stock, even if such amount is less than a majority, HTSC will continue to be able to strongly influence or effectively control our decisions, including matters requiring approval by our stockholders (including the election of directors and the approval of mergers or other extraordinary transactions), regardless of whether or not other stockholders believe that the transaction is in their own best interests. Such concentration of voting power could also have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company and might ultimately affect the market price of our common stock.
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
Specifically, HIIHL, the holder of 50,873,799 shares of our common stock as of September 30, 2023, has the right, subject to certain exceptions and conditions, to require us to register its shares of common stock under the Securities Act and to participate in future registrations of securities by us. Registration of any of these outstanding shares of common stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the applicable registration statement. Further, the president of the United States has threatened to limit Chinese ownership in U.S. technology companies; if, as a result of new laws or regulations limiting such ownership, HIIHL is required to divest some or all of its shares of our common stock, such sales could cause the price of our common stock to decline, particularly if HIIHL is required to sell shares in a short amount of time.
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
Not applicable

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in Concord, California, on the day of November 7, 2023.

ASSETMARK FINANCIAL HOLDINGS, INC.

By:	/s/ Michael Kim
Michael Kim
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gary Zyla
Gary Zyla
Chief Financial Officer
(Principal Financial Officer)