Form 10-K
period 2023-12-31
AssetMark Financial Holdings, Inc.
filed 2024-03-14
CIK 1591587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-K
_____________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to ______
Commission File Number: 001-38980
_____________________________________
ASSETMARK FINANCIAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
_____________________________________

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the Registrant, based on the closing price of $29.66 per share of the Registrant’s common stock on June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, as reported by the New York Stock Exchange on such date, was approximately $652.8 million. Shares of the Registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose. The Registrant has no non-voting equity.
As of February 29, 2024, the number of shares of the registrant’s common stock outstanding was 74,376,670.
Documents Incorporated by Reference: Certain information required in response to Item 5 of Part II of Form 10-K and Part III of Form 10-K is hereby incorporated by reference to portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2024. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2023.

ASSETMARK FINANCIAL HOLDINGS, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. For example, statements in this Form 10-K regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “would,” “could,” “should,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology that conveys uncertainty of future events or outcomes. In addition, any statements that refer to projections of our future financial performance and financial results, our anticipated growth strategies and anticipated trends in our business; our expectations regarding our industry outlook, market position, liquidity and capital resources, addressable market, investments in new products, services and capabilities; our ability to execute on strategic transactions; our ability to comply with existing, modified and new laws and regulations applying to our business; demand from our customers and end investors; our ability to contribute to the improvement of end investor outcomes; and other characterizations of future events or circumstances are forward-looking statements. These statements are only predictions based on our current expectations and projections about future events and are based upon information available to us as of the date of this Annual Report on Form 10-K, and are subject to risks, uncertainties and assumptions, including those identified under “Item 1A. Risk Factors,” any of which could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. While we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. We are under no duty to update any of these forward-looking statements after the date of this Annual Report on Form 10-K to conform our prior statements to actual results or revised expectations, except as required by law. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements as predictions of future events.

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
•We rely on our executive officers and other key personnel.
•We are exposed to data and cybersecurity risks that could result in data breaches, service interruptions, harm to our reputation, protracted and costly litigation or significant liability.
•We utilize artificial intelligence ("AI"), which could expose us to liability or adversely affect our business.
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
•The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business, particularly after we are no longer an “emerging growth company.”

PART I
Item 1. Business
Overview
AssetMark offers a wealth management platform that powers independent financial advisers and their clients. Our suite of solutions equips advisers of all sizes and models with services and capabilities that would otherwise require significant investments of time and money, which ultimately enables them to deliver better investor outcomes and enhance their productivity, profitability and client satisfaction.

Our open architecture platform delivers flexibility and choice to advisers across the spectrum of profiles and outsourcing preferences, including end-to-end solutions for those who prefer to fully outsource, as well as modular solutions for those who prefer to handle some or all components of advice delivery themselves. Features of the platform include:
•Integrated and intuitive technology that champions client engagement and drives efficiency from prospecting and financial planning to ongoing servicing and administration.
•A holistic offering of compelling wealth solutions and investment strategies that meets the evolving needs of investors.
•A growing suite of consultative services and customized turnkey programs that enable advisers to focus their limited time on activities that drive the most value for their clients and their business.

We are a mission-driven company and our nearly 1,000 employees come to work every day to advance our purpose of making a difference in the lives of advisers and their clients. We believe that community-based financial advisers have a unique opportunity to level the playing field for investors of all sizes by providing them with access to highly personalized and trusted financial guidance that is in their best interest. AssetMark serves these independent advisers with growth-enabling outsourced solutions so that their independence doesn’t inhibit their ability to achieve entrepreneurial success for themselves and financial wellness for their clients.

The compelling value of our tools for advisers and their clients has facilitated our rapid growth. From December 31, 2020 to December 31, 2023, our platform assets(1) grew from $74.5 billion to $108.9 billion, representing a compounded annual growth rate (“CAGR”) of 13.5%. As of December 31, 2023, our platform served over 254,000 investor Households (as defined in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics”) through our approximately 9,300 adviser relationships.

Our platform provides advisers with an integrated suite of products and services that facilitates growth, streamlines workflows and provides scale to advisers’ businesses so they can better serve their clients, who are investors of all sizes. Highlights of our platform include:

•Flexible technology platform: Our integrated, open-architecture platform is built for advisers and can be tailored to support each adviser’s distinct objectives. Advisers have access to a broad range of highly automated tools and capabilities that help them differentiate the client experience, including new account opening, portfolio construction, streamlined financial planning, customer billing, investor reporting, progress-to-goal analysis, and client activity tracking. Our dual focus on technology utility and design has resulted in an expansive platform that is easy-to-use, accessible, and seamlessly integrates industry-leading solutions.

•Personalized and scalable adviser service: We surround our advisers with highly experienced consulting and service support. We provide a full spectrum of services for many aspects of the adviser’s firm, including high-value day-to-day business support from field professionals, operations and service support teams, and specialty teams including business management consultants, investment specialists and retirement consultants. Our offering is guided by extensive intellectual capital and well-established business performance benchmarking tools and responsive back- and middle-office outsourcing support from highly tenured service and operations professionals. We aim for every adviser to feel that their AssetMark service and consulting team is an integral part of their business.
1    We define platform assets as all assets on the AssetMark platform, whether these are assets for which we provide advisory services, referred to as assets under management, or non-advisory assets under administration, assets held in cash accounts or assets otherwise not managed.

•Curated investment platform: We provide independent advisers with a curated set of thoroughly vetted specialty and leading third-party asset managers, in addition to our proprietary investment providers. Our due diligence team narrows the universe of potential investment solutions to a select group of time-tested and innovative investment choices. In effect, we equip each adviser with a team of skilled investment professionals who act as a virtual extension of their investment staff, and deliver our solutions through an array of technology-enabled tools that assist in the creation and monitoring of goal-based portfolios. Further, the flexibility and breadth of our platform allow us to offer custom portfolios designed to meet the unique needs of investors.

•Financial planning technology: Our integrated financial planning tools facilitate holistic wealth management and enable advisers to help investors achieve their individual goals. Our proprietary planning solution offers dynamic capabilities to enable advisers across the globe and their diverse clients to collaborate towards a better, more secure financial future through ongoing, comprehensive support across varying life goals – from retirement savings to legacy planning. We believe that our innovative planning technology will allow advisers to further deepen their relationships with clients.

Our revenue model is largely composed of fees that are recurring in nature, providing a high level of visibility into our near-term financial performance. The key components of our revenue are asset-based revenue and spread-based revenue. We generate asset-based revenue from fees billed to investors on a bundled basis in advance of each quarter, which provides us with visibility into near-term revenue and helps minimize unexpected revenue fluctuations caused by market volatility. Our spread-based revenue is driven by interest rates on the cash assets held by investors at our proprietary custodian, AssetMark Trust Company (“ATC”). In the year ended December 31, 2023, we generated $553.5 million in asset-based revenue and $120.3 million in spread-based revenue.

In the year ended December 31, 2023, we generated total revenue of $708.5 million, net income of $123.1 million, adjusted EBITDA of $249.5 million, and adjusted net income of $170.9 million. In the year ended December 31, 2022, we generated total revenue of $611.7 million, net income of $103.3 million, adjusted EBITDA of $199.7 million and adjusted net income of $130.5 million. From January 1, 2021 to December 31, 2023, our total revenue has grown at a CAGR of 10.1%.

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

Despite ongoing uncertainty in the economy and financial markets, the U.S. wealth management industry continues to grow at a strong rate and AssetMark is well-positioned to capitalize on secular tailwinds and industry trends. According to Cerulli Associates ("Cerulli"), as of year-end 2022, approximately 291,000 financial advisers managed $26.8 trillion in total retail wealth assets. Cerulli research found that although total adviser-managed assets under management ("AUM") decreased year-over-year, adviser AUM has increased 6.2% over the last five years. According to the Investment Adviser Association, investor demand for asset management services continued to grow in 2022, with the number of clients increasing by 2.5% to a record high of 54.3 million.

Further, financial planning has continued its acceleration over the last several years, as the industry has migrated towards comprehensive advice to meet investor demand. According to Cerulli, 72% of advisers’ clients received some kind of financial planning (either comprehensive and ongoing or targeted to a specific client need) in 2023, and advisers expect that proportion to grow to 77% by 2025.

The following favorable industry trends position us well to help financial advisers and their investor clients.
•Consistently growing investor demand for and reliance on advisory services: According to the Federal Reserve Economic Database and calculations by The New York Times, U.S. household wealth has tripled since 1989 when it was about $38 trillion (adjusted for inflation), to reach $142 trillion at the end of the third quarter in 2023. As household wealth has grown, so too has the demand for professional financial advice particularly during times of economic volatility. According to Cerulli, total adviser-managed assets have grown at a CAGR of 7.3% over the last 10 years ending December 31, 2022. Furthermore, Cerulli and MarketCast’s Global Wealth Monitor Survey found the percentage of affluent investors (defined by Cerulli as households with more than $250,000 in investable assets) who rely on advisers grew to 43% in the second quarter of 2023, up from 36% at the same time in 2022.

•Continuous transition to advisory-focused fee-based models: Advisers across the industry continue to migrate toward fee-based pricing structures and away from transactional brokerage businesses, due to a number of factors including client preference, the appeal of recurring revenue, and the growth of the independent channel. Cerulli found that since 2012, the percent of fee-based adviser-managed assets has increased by more than 50%, growing at a 10-year CAGR of 11.9%. At the end of 2022, fee-based managed accounts made up 55% of all adviser-managed assets.

•Growth of the independent RIA channel continues to outpace other adviser channels: Advisers continue to be attracted to the flexibility and versatility offered by the independent Registered Investment Advisory (“RIA”) model, shifting away from the “traditional” model that includes national and regional broker-dealers, bank broker-dealers and wirehouse advisers. In 2022, RIAs achieved their greatest growth in both headcount and firm count during the last decade. According to Cerulli, the total firm count of retail-focused RIAs grew by 11% in 2022, primarily driven by new independent RIAs (12.3%). Total RIA headcount grew 8.6%, and the channel now controls 27% of the industry’s total headcount and 26.6% of total retail adviser-managed assets. Cerulli projects that by year-end 2027, independent and hybrid RIAs will account for 30.2% of total adviser headcount and control nearly a third (32%) of retail assets.

•Advisers are using technology more than ever: As advisers expand the wealth management services they offer clients and simultaneously maintain a compliant and competitive business, technology has become essential to their ability to operate successfully. According to Cerulli, more than 90% of all advisers utilize four core front-office technologies in 2022 and plan to increase their usage of them over the next two years: e-signature, investment research, client portal and video conferencing.

Our Strategic Offering and Business Model

Our offering is strategically built to empower independent adviser growth by delivering the technology, investment solutions and support they need to run their businesses today. Our flexible, integrated technology champions client engagement and drives efficiency. Our compelling suite of investment strategies and wealth solutions enables advisers to serve evolving investor needs across the spectrum of affluence. Our experienced service and consulting teams provide customized platform support and help advisers build practices that are sustainable and successful. The quality of our offering, coupled with our deep relationships with our advisers, has consistently driven adviser satisfaction, as measured by our exceptional, record-high Net Promoter Score (“NPS”) of 72 as of August 2023.

We believe the key pillars of our offering, detailed further below, position us to benefit from U.S. and global wealth trends and we continue to gain market share through our steady focus on organic and inorganic growth.

•Fully integrated technology platform: Independent financial advisers and their teams are faced with a multitude of marketing, administrative and business management tasks. We offer a compelling technology suite that fully integrates leading third-party technology solutions into our core proprietary technology and helps advisers perform these tasks. Our solution helps advisers streamline their operations while providing a superior experience for their staff and clients. The combined capabilities of our technology platform support advisers throughout the investor life cycle, from initial prospecting and onboarding through ongoing service and reporting and replace a complex array of technologies with a single, streamlined solution. With less time spent navigating multiple systems and technologies, advisers can focus on enhancing productivity. As advisers come to rely on our integrated platform, it becomes integral to their daily practices. This reliance, in conjunction with high adviser satisfaction due to our platform’s ability to optimize adviser workflow, has contributed to our strong growth in assets.

We are dedicated to innovation and strive to continually improve our offerings through the development of new tools and services. From January 1, 2021 to December 31, 2023, we invested over $228.2 million in technology development and our dedicated technology team, and we have a proven track record of delivering innovative, timely solutions that champion client engagement while helping advisers scale their businesses.

In 2023, for example, we launched the AssetMark Mobile App in response to growing investor demand for access to investment information at their fingertips via their smartphones. As advisers are increasingly expected to be able to provide account and portfolio information to their clients in real-time, the AssetMark Mobile App enables them to increase client engagement and ultimately deepen their relationship with their clients.

•Personalized service and consulting: Providing advisers access to high-quality service is a critical component of our value proposition. We develop deep, multi-level relationships with advisers and their teams to ensure that they are connected with AssetMark at all levels. We tailor our services to the size of the adviser, allowing us to meet the needs of a wide range of business sizes while also maintaining our operating leverage.

The “Regional Consultant” is the centerpiece of an adviser’s relationship with AssetMark, serving as a single point of contact and trusted partner who they can go to with any need or question. Our highly experienced Regional Consultants ensure that advisers can draw from a wide array of resources and institutional knowledge as they build and grow their businesses. As of December 31, 2023, our Regional Consultants served approximately 9,300 advisers. Depending on the adviser’s business needs, our Regional Consultants introduce advisers to investment experts, business development professionals, retirement consultants, and other specialized experts who can help the advisers reach their goals. The value our clients place on our sales relationship model is reflected in our record high Sales NPS of 72 as of August 2023.

The “Relationship Manager” is at the heart of an adviser’s back-office relationship with us. Our Relationship Managers work to ensure operational activity executes smoothly and efficiently and promptly resolve any issues. Our dedicated teams are committed to high-touch, accurate, and rapid client servicing to enhance the responsiveness of an adviser’s back office. The Relationship Managers leverage their deep industry experience to implement productivity and client-service best practices and are the go-to resources for our advisers and their offices. Our service model is highly valued by advisers of all sizes, as demonstrated by our all-time high Service NPS of 72 as of August 2023.

•Compelling wealth solutions: Since 1996, we have helped advisers deliver financial well-being to clients across the wealth spectrum through industry-leading investment strategies. Over 60% of our investment team are CFA charter holders and collectively offer 162 years of combined experience. The team is backed by expansive data and research resources, including AssetMark’s world-class Due Diligence team. Leveraging our deep, time-tested knowledge of financial markets, we aim to maximize upside potential and minimize downside risk to help investors stay invested for the long term with a steady eye on their goals and ready to weather any market environment.

We offer a wide range of proprietary and third-party investment strategies that address a variety of client needs and deliver these capabilities through a portfolio construction methodology that can be broadly described in three categories:
•Core markets: Strategies that provide exposure to growth in domestic and global economies.
•Tactical strategies: Supplemental equity strategies that can augment core performance or provide risk mitigation in periods of market decline.
•Diversifying strategies: Equity alternative or bond and bond alternative strategies that offer lower volatility or lower correlation to help smooth portfolio performance or allow for greater equity exposure.

Our portfolios feature a variety of investment vehicles including ETFs, mutual funds, equities, individual bonds and options strategies. In addition, we provide turnkey solutions for advisers who would prefer to fully outsource the selection of investments, and portfolio components and construction tools for advisers who would prefer to build or customize portfolios themselves using our curated list of strategists.

In 2023, we kicked off the pilot phase of our Tax Management Services offering, which officially launched to all advisers in January 2024. Driven by advisers' strong demand for a top-tier tax management solution, AssetMark developed a comprehensive suite of services, including tax transition, tax-efficient rebalancing, tax loss harvesting, and client-directed activity. The intuitive digital platform enables advisers to personalize plans to each client’s unique needs, including tax sensitivities, risk tolerance, realized capital gains budget and investment preferences, on an ongoing basis. It also provides comprehensive reporting, allowing advisers to regularly quantify and reinforce their positive impact and value to their clients.

•Financial planning technology: As advisers continue to evolve their roles from investment managers to holistic wealth planners, we believe demand for financial planning technology will continue to increase. Flexibility and choice are critical for independent financial advisers. Accordingly, we offer an open-architecture solution leveraging both proprietary and third-party planning software. Our integrated planning technology is highly customizable and interactive, enabling meaningful, goals-based conversations between advisers and investors. The product suite visualizes complex scenarios and focuses on collaborative adviser planning, on-demand access and an intuitive user interface. Its modular solution allows for flexibility and the application is configured to optimize a diverse range of individual financial plans. Our dynamic tool combines cash-flow planning with goals-based planning into a single timeline for clients, letting advisers show how changes to income can affect the probability of achieving a goal, or how altering a goal can impact an investor’s plan. We believe that the road to financial wellness and a better financial future begins with advisers providing investors with dynamic, personalized and comprehensive advice.

The AssetMark business model

To achieve our mission, we have built a business model that allows us to reinvest in our advisers’ and their clients’ success. Our business model has delivered a track record of attractive revenue growth and adjusted EBITDA margin expansion, both driven by strong fundamentals including:

•Steady asset growth: We have experienced (1) platform asset growth from existing clients of approximately 9% from December 31, 2020 to December 31, 2023, (2) $18.6 billion in assets attracted from new advisers representing 54% growth to the platform over the same period and (3) $6.9 billion in assets added to our platform through acquisitions over the same period, measured at the date of acquisition.

•Recurring and resilient revenue model: In the year ended December 31, 2023, 95.1% of our total revenue was recurring in nature (based on revenue generated from assets that are under contract and not dependent on trading activity) and derived from either asset-based revenue or spread-based revenue from investor cash held at our proprietary custodian. In the year ended December 31, 2023, 78.1% of our total revenue was derived from asset-based revenue, and 17.0% of our total revenue was derived from spread-based revenue. Since asset-based revenue is influenced by sector, asset class and market returns, while spread-based revenue is influenced by Federal Reserve movements and the amount of cash investors hold, our two core sources of revenue are relatively uncorrelated, providing a foundation for a resilient revenue model through various market fluctuations.

•Attractive margin profile driven by a mix of proprietary and third-party solutions: Our open-architecture technology, investment solutions and custodial platform offer choice and superior capabilities for advisers. In addition, since we offer a balance of third-party and proprietary solutions, we capture incremental economics, which has led to enhanced margins. By offering proprietary solutions alongside third-party technology, asset management and custody solutions, we foster competition across our offerings. This competition drives participants (including us) to improve their offerings or risk losing favor with advisers. Each solution competes on its own value proposition and merits, and we do not promote or advantage our proprietary offerings above those of third parties. Our trust company held approximately 73.7% of our platform assets, and our proprietary strategists served 27% of our platform assets, as of December 31, 2023, evidencing the strength of our proprietary offerings.

•Significant operating leverage: Our purpose-built platform and upfront investments in our business have positioned us to benefit from upside growth and continued scale with meaningful operating leverage while continuing to deliver enhanced platform capabilities and solutions to advisers. Our net income margin increased from 4.8% for the year ended December 31, 2021 to 17.4% for the year ended December 31, 2023, primarily driven by increased spread-based revenue. The power of the operating leverage in our model is most apparent from our ability to expand our adjusted EBITDA margin (defined as adjusted EBITDA divided by total revenue), which expanded from 29.6% for the year ended December 31, 2021 to 35.2% for the year ended December 31, 2023.

Our strengths

For more than 25 years, we have focused on providing solutions that enhance and simplify the lives of our advisers and the investors they serve. We believe that this approach distinguishes us from many of our competitors. The following strengths underpin our competitive advantage:

•Our mission-driven, client-focused culture: We believe that our exceptional client-centric culture has driven our historical performance. The AssetMark team is dedicated to its mission of making a difference in the lives of advisers and investors through a culture that rests on our core pillars of heart, integrity, excellence and respect. We are also committed to helping advisers and the communities they serve. Through our annual Summer of Service event to support non-profit organizations and Community Inspiration Awards, which honor advisers who are committed to supporting their communities and non-profit organizations, we seek to ensure that our firm’s and our advisers’ communities benefit from our charitable contributions. We believe that our focus on doing the right thing while also running a great business not only results in higher adviser loyalty and referrals, but also increases our employee tenure.

•A deep understanding of fee-based, independent advisers: Our frequent, value-added interactions with our diverse group of advisers help us tailor offerings to meet their needs, at scale and in the context of their business opportunities and challenges. We also benefit from tracking and evaluating advisers’ extensive activity in our ecosystem. This allows us to create responsive service models, operational processes and solutions that help advisers reduce the time associated with administrative tasks. In addition, members of our community of advisers have access to each other’s best practices as well as data about their specific business activity, which helps our advisers grow their businesses and drives our extensive best practices library.

•Proven ability to execute superior outsource solutions facilitated by a leading technology offering: We create outsource solutions that transform advisers’ businesses. We believe the transformation that we enable for the advisers on our platform is the result of our deeply integrated service model and robust, user-friendly technology, which together help advisers improve responsiveness to investors. Collectively, our outsource offerings optimize advisers’ time and, as a result, help improve investor outcomes.

•We are a scale provider: We are an established leader as an outsource service provider for independent, fee-based financial advisers. Our scale and access enable us to establish favorable partnerships with technology and asset management institutions and provide attractive pricing for our advisers’ clients. In addition, scale allows us to consistently invest in our core offering of a fully integrated technology platform, personalized and scalable adviser service, curated investment solutions, and financial planning technology to address the evolving needs of investors and advisers. Our feature-rich technology solution scales to serve a broad range of business sizes, from solo practices to ensemble firms. The scope and scale of our offering has made us an essential part of our advisers’ businesses.

•We are a disciplined acquirer: Growth through acquisition is a core competency of our business. Our value creation through acquisition is generated by purchase price discipline and our ability to grow relationships formed through these acquisitions. In 2014 and 2015, respectively, we acquired the platform assets of two firms that collectively added $3.5 billion in assets to our platform at the time of acquisition. On average, three years post-acquisition, these acquired assets had grown by 17% compounded annually. Subsequently, from 2019 through 2022, AssetMark completed four additional acquisitions:
•2019 acquisition of Global Financial Private Capital, Inc. (“GFPC”), adding $3.8 billion in platform assets;
•2020 acquisition of OBS Financial Services, Inc. (“OBS”), adding $2.1 billion in platform assets;

•2021 acquisition of Voyant, Inc. (“Voyant”), a leading global provider of software as a service ("SaaS") based financial planning solutions; and
•2022 acquisition of Adhesion Wealth Advisor Solutions, Inc. ("Adhesion Wealth"), a leading provider of wealth management technology solutions to RIAs, RIA enterprises, turnkey asset management programs (“TAMPs”) and asset managers, adding $6.9 billion in platform assets.

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
Our competitors offer a variety of products and services that compete with one or more of the investment solutions and services provided through our platform. Our principal competitors include:
•Other turnkey asset management platform providers: Most providers of turnkey asset management platforms typically provide financial advisers with one or more types of products and services and vary in the number of choices offered in terms of custodians, technology features, investments and quality of service.
•Independent broker-dealer proprietary wealth platforms: Many broker-dealers provide integrated proprietary wealth management platforms that offer an array of asset management solutions to their affiliated financial advisers.
•Providers of specific service applications: Several of our competitors provide financial advisers with a product or service designed to address one or a limited number of specific needs, such as financial planning or performance reporting.
•Adviser-built solutions: Some financial advisers have developed in-house solutions that overlap with some or all of the technology or services that we currently provide, including portfolio construction, portfolio analytics and model management.
While we anticipate that we will see increased competition and experience fee pressure, we believe that our technology platform, along with our personalized service and curated investment solutions, will continue to drive revenue expansion.

Human Capital
As of December 31, 2023, we had 990 employees. Our human capital resources objective is to foster community among our employees by identifying, recruiting, retaining, incentivizing and integrating our existing and new employees. Our talent management activities team provides consultation and support for employee engagement, while our human resources team ensures that benefit programs meet employee needs. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of share-based compensation awards. We also provide additional incentives to our employees, including a health and wellness stipend and technology reimbursements. None of our employees is represented by a labor union, and we consider our employee relations to be good.
Our workforce strategy continued with a hybrid work model in 2023, with a number of our staff continuing to operate fully remotely. Across all of our offices, certain health and safety precautions remain in place, including nightly cleaning, higher cubicle walls and sanitizer stations at key access and high traffic points.
To help support and engage our employees as they returned to the office, we continued to expand our programs to include meditation sessions, charitable step challenges, onsite social and charitable events and wellness-focused education sessions on topics including stress, nutrition and financial management.
Employee Engagement
We measure our employee engagement annually through a survey of all associates. We believe the results of our 2023 engagement survey and our employee engagement efforts illustrate our commitment to our mission, values and culture in action. We are especially proud of the feedback and commitment our team members have provided as we moved forward from the unprecedented global health crisis and its impact on market volatility.
Diversity, Equity & Inclusion
As of December 31, 2023, our diversity by gender was 56% male and 44% female. Our diversity by race/ethnicity was 66% white, and underrepresented minorities (Hispanic, African American and other races/ethnicities) made up 20% of our employee population. Our commitment to diversity and inclusion is centered on the following pillars: Education. Representation, Development and Community.
In 2023, we continued to enhance our formal diversity and inclusion program, Respect at AssetMark, aligned with our core value of respect. The goals of our Respect at AssetMark program are to bring new diverse talent into the financial services industry through our internship program and to focus on recruiting and developing the talent that we already have within our organization to enable our employees to meet their fullest potential. Our continued and focused efforts have resulted in an increase in women in leadership within our organization.
Corporate Social Responsibility
In 2023, we upheld our commitment to operating as a responsible corporate citizen. We continued to focus on delivering societal value as well as shareholder value by conducting our business ethically and transparently, with our mission rooted at the center.
As a part of our commitment to corporate social responsibility, we released our 2022 Environmental, Social and Governance Report in May 2023. Prepared in accordance with the accounting standards published by the Sustainability Accounting Standards Board, the report highlights our current sustainability initiatives, practices, and objectives.
Our mission of making a difference pushes us to achieve excellence and make a difference for those who rely on our financial stewardship, investment expertise, and client-focused approach for their financial advice and decision-making.
We believe putting purpose at the center of everything we do will create long-term value for our stakeholders, achieve sustainable business success, and ultimately improve the health of the communities in which we operate.
Information About Our Executive Officers

The following table sets forth information regarding our executive officers as of March 14, 2024:

Name	Age	Position
Michael Kim	54	Chief Executive Officer, President and Director
Gary Zyla	52	EVP, Chief Financial Officer
Ted Angus	53	EVP, General Counsel
Carrie Hansen	53	EVP, Chief Operating Officer
David McNatt	49	EVP, Investment Solutions
Mukesh Mehta	57	EVP, Chief Information Officer
Esi Minta-Jacobs	51	EVP, Human Resources and Digital Product Solutions
There is no family relationship between any of our executive officers and any of our other executive officers or directors.
Michael Kim – Chief Executive Officer, President and Director
Mr. Kim joined our company in 2010 and has served as our Chief Executive Officer since September 2023 and President since March 2021. Mr. Kim also served as our Chief Client Officer from January 2018 to September 2023. Mr. Kim previously served as our National Sales Leader from January 2018 to March 2021, as our National Sales Manager from 2014 to 2018 and Head of our RIA Channel from 2010 to 2014. Prior to joining our company, Mr. Kim spent over twelve years with Fidelity Investments, Inc., including as a Senior Vice President from 1998 to 2010. From 1995 to 1998, Mr. Kim served as Senior Vice President at Transamerica, and from 1991 to 1995, Mr. Kim was a Senior Associate at Coopers & Lybrand Consulting. Mr. Kim holds a B.A. in Economics from the University of California, Los Angeles.
Gary Zyla – EVP, Chief Financial Officer
Mr. Zyla has served as our Chief Financial Officer since 2011. From 2004 to 2011, Mr. Zyla served in the Corporate and Retirement and Protection segments at Genworth Financial, Inc., where he led the Capital Management team and served as Vice President of Financial Planning & Analysis. Mr. Zyla holds a B.S. in Computer Science-Mathematics and a B.A. in History from the State University of New York-Binghamton and an M.B.A. in Finance from the University of Maryland.
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
Esi Minta-Jacobs – EVP, Human Resources and Digital Product Solutions
Ms. Minta-Jacobs joined our company in 2015. Ms. Minta-Jacobs has served as our head of Digital Product Solutions since November 2023 and as our head of Human Resources since March 2020, prior to which she served as our head of Program Management from March 2020 to November 2023 and as our Project Management Office Leader from 2015 to March 2020. Prior to joining our company, Ms. Minta-Jacobs served as Senior Vice President at Wells Fargo & Company (2003-2015), overseeing international operations project delivery, and as Partner Integration Manager at PeopleSoft, Inc. (1999-2003). She previously held management consulting roles at Grant Thornton International and PricewaterhouseCoopers (formerly Coopers & Lybrand) (1995-1999). Ms. Minta-Jacobs holds a B.S. in Business Administration with a concentration in Accounting and Management Information Systems from Northeastern University.
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
We compete with many different types of wealth management companies that vary in size and scope. In addition, some of our adviser clients have developed or may develop the in-house capability to provide the technology or investment advisory services they have retained us to perform, obviating the need to hire us. These clients may also offer similar services to third-party financial advisers or financial institutions, thereby competing directly with us for that business. There has also been a trend toward online internet financial services and financial services that are based on mobile applications or automated processes as clients increasingly seek to manage their investment portfolios digitally. Other industry changes, such as zero-commission securities trading, may amplify this trend to increased utilization of “robo” adviser platforms, which may increase our competitive risks and could have a material adverse effect on our results of operations, financial condition or business.
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
We derive a significant portion of our revenue from asset-based fees. Individual advisers or their clients may seek to negotiate lower asset-based fees. In particular, recent trends in the broker-dealer industry towards zero-commission trading may make self-directed brokerage services comparatively less expensive and, therefore, more attractive to investors as compared to investment advisory services, which could prompt our financial adviser clients to attempt to renegotiate the fees they pay to us. In addition, clients may elect to use products that generate lower revenue, which may result in lower total fees being paid to us. In addition, broker-dealer clients have in the past and may in the future limit access to certain of our strategies such that advisers shift to our lower-revenue products, which has led and would lead to a decline in asset-based revenue. In addition, clients have in the past and may in the future choose to invest in lower cost products on our platform or otherwise negotiate changes in pricing for these products, which has negatively impacted and would negatively impact our revenue and net income. Further, as competition among financial advisers increases, financial advisers may be required to lower the fees they charge to their end investors, which could cause them to seek lower fee options on our platform or to more aggressively negotiate the fees we charge. Any reduction in asset-based fees could persist beyond the near term given the recurring quarterly nature of our asset-based fee arrangements. Any of these factors could result in a fluctuation or decline in our asset-based revenue, which would have a material adverse effect on our results of operations, financial condition or business.
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
Asset-based revenue makes up a significant portion of our revenue, representing 78% and 87% of our total revenue for the years ended December 31, 2023 and 2022, respectively. In addition, given our fee-based model, we expect that asset-based revenue will continue to account for a significant percentage of our total revenue in the future. Significant fluctuations in securities prices have materially affected and will materially affect the value of the assets managed by our clients, and any decrease in the value of assets managed by our clients has and will continue to negatively impact our asset-based revenue. Spread-based revenue accounted for 17% and 9% of our total revenue for the years ended December 31, 2023 and 2022, respectively. Fluctuations in interest rates have had and will have a direct impact on our spread-based revenue. Changes in interest rates, inflation and other economic indicators may also influence financial adviser and investor decisions regarding whether to invest in, or maintain an investment in, one or more of our investment solutions. Inflation and other economic factors may also impact the cost of running our business including the cost of personnel, operations, travel and other expenses. If such fluctuations in securities prices, interest rates or inflation were to lead to decreased investment in the securities markets, our revenue and earnings derived from asset-based and spread-based revenue could be simultaneously materially adversely affected.
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
We depend on the efforts of our executive officers, other management team members and key employees. Our executive officers, in particular, play an important role in the stability and growth of our business, and our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. The loss of any key personnel, such as the recent departure of our former Chief Executive Officer, could have a material adverse effect on our results of operations, financial condition or business.
Executive officer, employee or third-party provider misconduct could expose us to significant legal liability and reputational harm.
We are vulnerable to reputational harm because we and our financial adviser clients operate in an industry in which personal relationships, integrity and the confidence of clients are of critical importance. Our executive officers and employees, as well as the executive officers and employees at our financial adviser clients or our third-party service providers, could engage in misconduct that adversely affects our business. For example, if a member of management or an employee were to engage in illegal or suspicious activities, we or our financial adviser clients could be subject to regulatory sanctions and we could suffer serious harm to our reputation (as a consequence of the negative perception resulted from such activities), our financial position or financial advisers’ client relationships and ability to attract new clients. In addition, certain of our third-party providers may engage in illegal activities, or may be accused of engaging in such activities, which could result in disruptions to our platform or solutions, subject us to liability, fines, penalties, regulatory orders or reputational harm or require us to be involved in regulatory investigations. Specifically, we have in the past been and may in the future be made aware of SEC investigations involving the actions of third-party financial advisers (or their employees) on our platform, which could cause us to experience any of the aforementioned consequences.
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
As of December 31, 2023, we had total indebtedness of $94 million. Our ability to make scheduled payments on or to refinance our indebtedness depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flow from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay acquisitions and capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis could harm our ability to incur additional indebtedness. In the absence of sufficient cash flows and capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our 2022 Credit Agreement (as defined in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”) currently restricts our ability to dispose of assets and our use of the proceeds from such disposition. We may not be able to consummate those dispositions, and the proceeds of any such disposition may not be adequate to meet any debt service obligations then due. Any of these circumstances could adversely affect our results of operations, financial condition or business.

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
We have no direct operations and derive all of our cash flow from our subsidiaries. Because we conduct our operations through our subsidiaries, we depend on those entities for dividends and other payments or distributions to meet any existing or future debt service and other obligations. The deterioration of the earnings from, or other available assets of, our subsidiaries for any reason could limit or impair their ability to pay dividends or other distributions to us. In addition, SEC and Financial Industry Regulatory Authority (“FINRA”) regulations and Arizona law applicable to trust companies may under certain circumstances restrict the payment of dividends by a registered broker-dealer or a trust company licensed by the Arizona Department of Insurance and Financial Institutions, respectively. Compliance with this regulation may impede our ability to receive dividends from our subsidiary AssetMark Brokerage, LLC (“AMB”) or AssetMark Trust Company (“ATC”), respectively.
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
Personal privacy, data protection, information security and other regulations are significant in the United States and abroad. We are subject to a variety of laws and regulations that apply to our collection, use, retention, protection, disclosure, transfer and other processing of personal information, including those imposed pursuant to our National Security Agreements with the Committee on Foreign Investment in the United States (“CFIUS”), and our handling of personal data is regulated by federal, state and international governmental authorities and regulatory agencies. In addition to such laws and regulations, we may be subject to self-regulatory standards or other rules pertaining to information security and data protection proposed by privacy advocates, industry groups, other self-regulatory bodies or other information security or data protection-related organizations. These and other industry standards may legally or contractually apply to us, or we may elect to comply with such standards. Further, our contractual arrangements may impose additional, or more stringent, obligations upon us relating to our collection, use, retention, protection, disclosure, transfer and other processing of personal, financial and other data.
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
Recently, the most rapid development in U.S. data privacy and security laws has been at the state level. For example, on June 28, 2018, California enacted the California Consumer Privacy Act (the “CCPA”), which took effect on January 1, 2020. The CCPA increased privacy rights for California residents and imposes obligations on companies that process their personal information, including an obligation to provide certain disclosures to such residents. Specifically, among other things, the CCPA created new consumer rights, and imposes corresponding obligations on covered businesses, relating to the access to, deletion of and sharing of personal information collected by covered businesses, including California residents’ right to access and delete their personal information, opt out of certain sharing and sales of their personal information and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action is expected to increase the likelihood of, and risks associated with, data breach litigation. The CCPA has already been amended several times, and further amendments may be enacted. Although interpretive guidance through enforcement cases brought by the California Office of the Attorney General is becoming available, even in its current form, it remains unclear how various provisions of the CCPA will be interpreted and enforced. Additionally, on November 3, 2020, California voters approved a further amendment to the CCPA, the California Privacy Rights Act (the “CPRA”), which took effect in most material respects on January 1, 2023. The CPRA significantly modified the CCPA, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts, which has resulted in further uncertainty and has caused us to incur additional costs and expenses related to our compliance efforts. It remains unclear how various provisions of the CCPA and CPRA will be interpreted and enforced. Numerous other states have also enacted or are in the process of enacting or considering comprehensive state-level data privacy and security laws, rules and regulations. Compliance with these state laws may require us to modify our data processing practices and policies and may increase our compliance costs and potential liability. There is also discussion in Congress of a new comprehensive federal data protection and privacy law to which we likely would be subject if it is enacted.
Additionally, in February 2022, the SEC proposed rules regarding cybersecurity that would require financial advisers and investment companies to adopt and implement formal cybersecurity policies, report significant cybersecurity incidents to the SEC and comply with additional recordkeeping obligations in relation to cybersecurity-related information. These proposed rules are subject to a comment period, which was reopened in March 2023, and the final rules adopted by the SEC may differ significantly from the proposed rules. Moreover, in July 2023, the SEC adopted new rules requiring public companies to provide enhanced disclosure of cybersecurity risks and incidents to investors. The new rules for public companies, and, if adopted as proposed, the proposed rules for financial advisers and investment companies, are expected to increase the cost of operating our business and will likely require additional time and resources dedicated to reporting and compliance matters.
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
In July 2020, the Court of Justice of the European Union (the “CJEU”) ruled the EU-U.S. Privacy Shield Framework, one of the primary safeguards that allowed U.S. companies to import personal data from the EU to the U.S., was invalid. The CJEU’s decision also raised questions about whether the most commonly used mechanism for cross-border transfers of personal data out of the EEA, namely, the European Commission’s Standard Contractual Clauses, can lawfully be used for personal data transfers from the EU to the United States or other countries the European Commission has determined do not provide adequate data protections under their laws. On June 4, 2021, the European Commission adopted new Standard Contractual Clauses, which impose on companies additional obligations relating to data transfers, including the obligation to conduct a transfer impact assessment and, depending on a party’s role in the transfer, to implement additional security measures and to update internal privacy practices. As of September 27, 2021, companies must use the new Standard Contractual Clauses to govern data transfers made absent an adequacy determination or appropriate safeguards, and as of December 27, 2022, companies must replace existing Standard Contractual Clauses to govern current processing operations. On July 10, 2023, the European Commission adopted an adequacy decision concluding that the U.S. ensures an adequate level of protection for personal data transferred from the EEA to the U.S. under the EU-U.S. Data Privacy Framework, which is intended to replace the EU-U.S. Privacy Shield Framework. However, the adequacy decision does not foreclose, and is likely to face, future legal challenges resulting in ongoing legal uncertainty. If we are unable to implement a valid mechanism for personal data transfers from the EU, we will face increased exposure to regulatory actions, substantial fines and injunctions against processing personal data from the EU. Similar challenges could also arise in other jurisdictions that adopt regulatory frameworks of equivalent complexity.

Further, the United Kingdom’s vote in favor of exiting the EU, often referred to as “Brexit,” and ongoing developments in the United Kingdom have created uncertainty with regard to data protection regulation in the United Kingdom. As of January 1, 2021, following the expiry of transitional arrangements agreed to between the United Kingdom and the EU, data processing in the United Kingdom is governed by a United Kingdom version of the GDPR (combining the GDPR and the United Kingdom’s Data Protection Act 2018), exposing us to two parallel regimes, each of which authorizes similar fines and other potentially divergent enforcement actions for certain violations. On June 28, 2021, the European Commission adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the United Kingdom adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews or extends that decision. On October 12, 2023, the United Kingdom adopted an adequacy decision concluding that the U.S. ensures an adequate level of protection for personal data transferred from the United Kingdom to the U.S. pursuant to the United Kingdom extension to the EU-U.S. Data Privacy Framework (also known as the U.K.-U.S. data bridge). As above, the adequacy decision does not foreclose, and may face, future legal challenges resulting in ongoing legal uncertainty.
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
We utilize artificial intelligence ("AI"), which could expose us to liability or adversely affect our business.
We have integrated, or are in the process of integrating, artificial intelligence ("AI") into various aspects of our business operations. These include, but are not limited to, customer service automation, data analytics, supply chain management, and predictive maintenance. We evaluate and adapt our AI strategies to optimize operational efficiency and enhance customer experiences. We have made and expect to continue to make significant investments in AI, including software acquisitions, development of proprietary algorithms, and talent recruitment. These investments are expected to drive innovation, improve operational efficiencies, and contribute to long-term growth. While AI presents substantial opportunities, it also poses certain risks. These include reliance on complex algorithms, potential biases in AI decision-making, cybersecurity threats, and regulatory changes. If the AI tools that we use are deficient, inaccurate or controversial, we could incur operational inefficiencies, competitive harm, legal liability, brand or reputational harm, or other adverse impacts on our business and financial results. If we do not have sufficient rights to use the data or other material or content on which the AI tools we use rely, we also may incur liability through the violation of applicable laws and regulations, third-party intellectual property, privacy or other rights, or contracts to which we are a party. We seek to mitigate these risks through regular audits, risk assessments, review of privacy standards, security protocols, monitoring, and adaptive AI models. The integration of AI technologies has also led to changes in workforce requirements. We invest in employee training and development to adapt to AI-driven changes. While AI automates certain tasks, it also creates new roles and opportunities within our organization. We anticipate that AI will play an increasingly significant role in our operations and strategy. Ongoing investments and research in AI are expected to yield new capabilities and efficiencies, aligning with our long-term vision for innovation and growth.
In addition, regulation of AI is rapidly evolving worldwide as legislators and regulators are increasingly focused on these powerful emerging technologies. The technologies underlying AI and its uses are subject to a variety of laws and regulations, including intellectual property, data privacy and security, consumer protection, competition, and equal opportunity laws, and are expected to be subject to increased regulation and new laws or new applications of existing laws and regulations. AI is the subject of ongoing review by various U.S. governmental and regulatory agencies, and various U.S. states and other foreign jurisdictions are applying, or are considering applying, their platform moderation, cybersecurity, and data protection laws and regulations to AI or are considering general legal frameworks for AI. We may not be able to anticipate how to respond to these rapidly evolving frameworks, and we may need to expend resources to adjust our operations or offerings in certain jurisdictions if the legal frameworks are inconsistent across jurisdictions. Furthermore, because AI technology itself is highly complex and rapidly developing, it is not possible to predict all of the legal, operational or technological risks that may arise relating to the use of AI.
Risks Related to Our Controlling Stockholder’s Ultimate Parent Being a PRC Company with Stock Listed in Hong Kong and Shanghai.
Our controlling stockholder is subject to supervision by regulatory authorities in the PRC and must comply with certain PRC laws and regulations that may influence our controlling stockholder’s decisions relating to our business.
As a Delaware corporation with no revenue from or operations within the PRC, we are not subject to regulation by PRC authorities. However, because HTSC, the ultimate parent company of our controlling stockholder, is an enterprise incorporated under the laws of the PRC, our controlling stockholder and HTSC are subject to and must comply with PRC laws and regulations promulgated by PRC governmental authorities. Such regulations may influence the decisions of our controlling stockholder, as well as those of its director appointees serving on our board of directors, regarding our business and operations. Certain of these regulations require our controlling stockholder to approve specific corporate actions taken by us, including any amendment to our amended and restated certificate of incorporation, as amended by the certificate of amendment thereto ("Certificate of Incorporation"); certain mergers, acquisitions, asset sales and divestments that we may seek to undertake; and certain related-party transactions in which we are involved. In addition, certain PRC regulations require our controlling stockholder to file with or obtain approval from various PRC regulators before approving certain of our corporate actions, including:
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
HTSC is listed on The Shanghai Stock Exchange and The Stock Exchange of Hong Kong Limited, and is therefore subject to the Rules Governing the Listing of Stocks on The Shanghai Stock Exchange (the “SSE Listing Rules”), and the Rules Governing the Listing of Securities on The Stock Exchange of Hong Kong Limited (the “HKEx Listing Rules”). Under the SSE Listing Rules and the HKEx Listing Rules, HTSC must obtain approval from its board of directors and/or shareholders for certain major transactions in which we, as a subsidiary of HTSC, engage, such as the purchase or sale of assets, mergers and acquisitions, lending, leasing of assets, donation or acceptance of assets, debt restructuring, license agreements, research and development joint ventures, and related-party transactions, the value of which exceeds certain financial thresholds established by the applicable listing rules. In addition, the HKEx Listing Rules require our controlling stockholder to obtain shareholder approval for certain corporate actions that we undertake, such as (i) any issuance of shares by us that results in a reduction of HTSC’s equity interest in us in excess of a specified dilution threshold, (ii) the implementation of a share option scheme involving the issuance of new shares by us and (iii) any issuance of debt by us outside the ordinary course of our business.
There can be no assurance that HTSC will obtain the requisite approvals if we desire to enter into any of the transactions as required under the applicable listing rules, and a failure to do so would restrict our ability to engage in such transactions. Furthermore, regulators including the CSRC, The Shanghai Stock Exchange, The Stock Exchange of Hong Kong Limited or the Securities and Futures Commission of Hong Kong could impose additional restrictions or approval requirements that could impact our ability to undertake certain corporate actions. We cannot guarantee that our controlling stockholder will be able to successfully or timely obtain any of the approvals needed to permit us to undertake any of the corporate actions as required under the applicable listing rules, and the failure to do so may have a material adverse effect on our results of operations, financial condition or business.
The Committee on Foreign Investment in the United States (“CFIUS”) may modify, delay or prevent our future acquisition or investment activities.
For so long as HTSC retains a material ownership interest in us, we will be deemed a “foreign person” under the regulations relating to CFIUS. As such, acquisitions of or investments in U.S. businesses or foreign businesses with U.S. subsidiaries that we may wish to pursue may be subject to CFIUS review. If a particular proposed acquisition or investment by us in a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit to CFIUS review on a voluntary basis, or we may proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. CFIUS may decide to block or delay an acquisition or investment by us, impose conditions with respect to such acquisition or investment or order us to divest all or a portion of a U.S. business that we acquired or in which we invested without first obtaining CFIUS approval, which may limit the attractiveness of or prevent us from pursuing certain acquisitions or investments that we believe would otherwise be beneficial to us and our stockholders. These risks have increased and may continue to increase due to geopolitical, policy or regulatory developments, particularly with regard to U.S.-PRC relations.

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
AssetMark, Inc. (“AMI”) and Atria Investments, Inc. (doing business as Adhesion Wealth), our investment adviser subsidiaries, are registered with the SEC under the Investment Advisers Act of 1940 (as amended, the “Advisers Act”) and are regulated thereunder. Many of our investment advisory services are conducted pursuant to the nonexclusive safe harbor from the definition of an “investment company” provided under Rule 3a-4 under the Investment Company Act of 1940 (as amended, the “1940 Act”). If Rule 3a-4 were to cease to be available, or if the SEC were to modify the rule or its interpretation of how the rule is applied, our business could be adversely affected. In addition, AMI provides advice to certain mutual fund clients. Mutual funds are registered as “investment companies” under the 1940 Act. The Advisers Act and the 1940 Act, together with related regulations and interpretations of the SEC, impose numerous obligations and restrictions on investment advisers and mutual funds, including requirements relating to the safekeeping of client funds and securities, limitations on advertising (including requirements with respect to the use of hypothetical performance, time periods for performance, testimonials and endorsements in advertising); disclosure and reporting obligations; prohibitions on fraudulent activities, restrictions on transactions between an adviser and its clients, and between a mutual fund and its advisers and affiliates, and other detailed operating requirements, as well as general fiduciary obligations.
AMI is also a commodity pool operator (“CPO”) registered with the Commodity Futures Trading Commission (“CFTC”), and is a member of the National Futures Association (the “NFA”). As such, it is subject to regulatory requirements under the Commodity Exchange Act (the “CEA”), CFTC regulations and NFA by-laws and rules. Registration as a CPO imposes additional compliance obligations on AMI, including disclosure and reporting requirements, restrictions on advertising, registration and licensing of certain personnel and conduct and anti-fraud requirements, among others. AMI is not registered with the CFTC as a commodity trading adviser, based on its determination that it can rely on certain exemptions from registration provided by the CEA and the rules thereunder. If applicable exemptions cease to be available to AMI, it may become subject to additional compliance obligations as a commodity trading adviser.

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
Our subsidiary AssetMark Trust Company (“ATC”) is a trust company licensed with, and subject to supervision, periodic examination, and regulation by, the Arizona Department of Insurance and Financial Institutions. ATC is one of several custodians on our platform that offers integrated custodial, brokerage and related services to clients of our adviser clients. Further, ATC and AMB are subject to the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001, and the implementing regulations thereunder, which require financial institutions, including broker-dealers, to establish anti-money laundering compliance programs, file suspicious activity and other reports with the U.S. government and maintain certain records. Broker-dealers, including AMB and mutual funds must also implement related customer identification program and customer due diligence procedures, including beneficial ownership identification and verification procedures.
The U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) administers and enforces economic and trade sanctions against targeted foreign countries and regimes, under authority of various laws, including designated foreign countries, nationals and others. OFAC publishes lists of specially designated targets and issues regulations and implements executive orders that restrict dealings with certain countries and territories. We are responsible for, among other things, blocking accounts of, and transactions with, such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Failure to comply with these sanctions could have serious legal and reputational consequences.
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
We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, CFTC, Arizona Department of Insurance and Financial Institutions or other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets around the world. In addition, we may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. For example, on October 26, 2022, the SEC proposed a new rule and rule amendments under the Advisers Act to prohibit registered investment advisers from outsourcing certain services and functions without conducting due diligence and monitoring of the service providers. Additionally, in February 2023, the SEC proposed a new rule intended to address how investment advisers safeguard client assets. Many investment advisers, including us, are re-evaluating their business models in light of these and other similar regulatory changes, and any ultimate change to their business models may affect their desire or ability to use our services and may therefore adversely affect our business. Legislative or regulatory actions and any required changes to our business operations resulting from such legislation and regulations, as well as any deficiencies in our compliance with such legislation and regulation, could result in significant loss of revenue, limit our ability to pursue business opportunities in which we might otherwise consider engaging or otherwise adversely affect our businesses.
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
A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Until such time as we are no longer an “emerging growth company,” our independent registered public accounting firm will not be required to attest as to our internal controls over financial reporting. When we lose our status as an “emerging growth company” in 2024, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting commencing with our Annual Report on Form 10-K for the year ended December 31, 2024. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. In this regard, we will continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. This process is and will continue to be time-consuming, costly and complicated.
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
The financial services industry faces substantial regulatory enforcement risks and litigation. Like many firms operating within the financial services industry, we are experiencing a difficult regulatory environment across our markets. Our current scale and reach as a provider to the financial services industry, the increased regulatory oversight of the financial services industry generally, the increase in speed of proposing and adopting new laws, rules and regulations, ever-changing regulatory interpretations of existing laws and regulations and the retroactive imposition of new interpretations through enforcement actions have made this an increasingly challenging and costly regulatory environment in which to operate. In particular, the SEC over the past several years has undertaken an aggressive rulemaking agenda covering a broad array of topics, including securities market structure and settlement, regulatory reporting and recordkeeping, investor disclosures, the scope of various registration requirements, cybersecurity and money market funds, among others. Regulatory examinations or investigations could result in the identification of matters that may require remediation activities or enforcement proceedings by regulators. For example, we recently entered into a settlement with the SEC concerning disclosure practices with respect to potential conflicts of interest among our subsidiaries, without admitting or denying the SEC's findings (the "SEC Settlement"). We agreed to pay a civil penalty of $9.5 million and disgorgement and prejudgment interest of $8.8 million in connection with such settlement. The direct and indirect costs of SEC settlements and any other examinations that we may face, or of defending ourselves in any litigation could be significant, and the outcome of examinations, litigation or regulatory action is inherently difficult to predict and could have an adverse effect on our ability to offer some of our products and services. Additionally, actions brought against us may result in settlements, awards, injunctions, fines and penalties, such as the penalty we agreed to pay in connection with the SEC Settlement discussed above, which have and could negatively impact our results of operations, financial condition, business and reputation.
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
In the event of a change of control of our Company, we may be required to obtain regulatory approval and the consent of our advisory clients to the change of control, and any failure to obtain these consents could adversely affect our results of operations, financial condition or business.
As required by the Advisers Act, the investment advisory agreements entered into by AMI provide that an “assignment” of the agreement may not be made without the client’s consent. Under the 1940 Act, advisory agreements with registered funds provide that they terminate automatically upon “assignment” and the board of directors and the shareholders of the registered funds must approve a new agreement for advisory services to continue. Under both the Advisers Act and the 1940 Act, a change of ownership may constitute such an “assignment” if it is a change of control. For example, under certain circumstances, an assignment may be deemed to occur if a controlling block of voting securities is transferred, if any party acquires control, or, in certain circumstances, if a controlling party gives up control. Under the 1940 Act, a 25% voting interest is presumed to constitute control. HTSC, through its indirect subsidiary Huatai International Investment Holdings Limited (“HIIHL”), held a 68.4% voting interest in us as of December 31, 2023. An assignment or a change of control could be deemed to occur in the future if we, or one of our investment adviser subsidiaries, were to gain or lose a controlling person, or in other situations that may depend significantly on the facts and circumstances. In any such case, we would seek to obtain the consent of our advisory clients, including any funds, to the assignment. Further, our U.S. broker-dealer subsidiary, AMB, is a member of FINRA and subject to FINRA rules, which could impede or delay a change of control. FINRA Rule 1017 generally provides that FINRA approval must be obtained in connection with any transaction resulting in a single person or entity acquiring or controlling, directly or indirectly, 25% or more of a FINRA member’s or its parent company’s equity. In addition, we would be required to obtain approvals or non-objections from certain state financial regulators prior to a direct or indirect change of control of certain of our subsidiaries. If we fail to obtain such consents or approval, our results of operations, financial condition or business could be adversely affected.

Risks Related to Ownership of Our Common Stock
Control by our principal stockholder could adversely affect our other stockholders.
HTSC, through its indirect subsidiary HIIHL, owned approximately 68.9% of our outstanding shares of common stock as of December 31, 2023, and controls our management and affairs, including determining the outcome of matters requiring stockholder approval. So long as HTSC continues to own a significant amount of the outstanding shares of our common stock, even if such amount is less than a majority, HTSC will continue to be able to strongly influence or effectively control our decisions, including matters requiring approval by our stockholders (including the election of directors and the approval of mergers or other extraordinary transactions), regardless of whether or not other stockholders believe that the transaction is in their own best interests. Such concentration of voting power could also have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company and might ultimately affect the market price of our common stock.
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
•rumors and market speculation involving us or other companies in our industry; and
•economic, political and geopolitical conditions or events, including public health concerns.
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
Specifically, HIIHL, the holder of 50,873,799 shares of our common stock as of December 31, 2023, has the right, subject to certain exceptions and conditions, to require us to register its shares of common stock under the Securities Act and to participate in future registrations of securities by us. Registration of any of these outstanding shares of common stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the applicable registration statement. Further, the president of the United States has threatened to limit Chinese ownership in U.S. technology companies; if, as a result of new laws or regulations limiting such ownership, HIIHL is required to divest some or all of its shares of our common stock, such sales could cause the price of our common stock to decline, particularly if HIIHL is required to sell shares in a short amount of time.
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
HTSC, through its indirect subsidiary HIIHL, controls a majority of the voting power of our common stock. As a result, we are a “controlled company” within the meaning of the NYSE listing standards. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements of the NYSE, including (1) the requirement that a majority of the board of directors consist of independent directors, (2) the requirement that we have a nominating, governance and compliance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and (3) the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. We rely on some or all of these exemptions. As a result, we do not have a majority of independent directors and our compensation and nominating, governance and compliance committees do not consist entirely of independent directors. Accordingly, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

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
When these exemptions cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with applicable regulatory and reporting requirements. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives, and we expect that these initiatives will substantially increase our legal and financial compliance costs. Such increased costs may require us to reduce costs in other areas of our business or increase the prices of our services. We cannot predict or estimate the amount of additional costs we may incur as a result of losing our “emerging growth company” status or the precise timing of such costs. We will lose our “emerging growth company” status on the earliest of: (i) December 31, 2024; (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion; (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act; or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Some provisions of Delaware law and our Certificate of Incorporation and bylaws may deter third parties from acquiring us.
Our Certificate of Incorporation and our amended and restated bylaws provide for, among other things:
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
Our Certificate of Incorporation designates the Court of Chancery of the State of Delaware and the federal district courts of the United States as the sole and exclusive forums for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.
Our Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is, to the fullest extent permitted by applicable law, the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees, agents or trustees to us or our stockholders, (iii) any action asserting a claim against us or any director or officer or other employee of ours arising pursuant to any provision of the DGCL, our Certificate of Incorporation or our amended and restated bylaws or (iv) any action asserting a claim against us or any director or officer or other employee of ours that is governed by the internal affairs doctrine, in each such case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. This provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction.
Our Certificate of Incorporation provides that, to the fullest extent permitted by law, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States are the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the federal securities laws of the United States. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of, and consented to, the provisions of our Certificate of Incorporation described in the preceding sentences.
These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and such persons. If any court of competent jurisdiction were to find either exclusive-forum provision in our Certificate of Incorporation to be inapplicable or unenforceable, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our results of operations or financial condition.

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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity

At AssetMark, cybersecurity risk management is an integral part of our comprehensive enterprise risk management program. Our approach to cybersecurity risk management is designed to follow our industry’s best practices, identifying, monitoring, assessing and responding to cybersecurity threats and incidents. This includes managing risks related to third-party vendors and service providers and facilitating coordination across different departments of the Company.

Our program incorporates procedures for identifying the source of a cybersecurity threat or incident (including whether such cybersecurity threat or incident is associated with a third-party vendor or service provider), assessing the severity and risk of a cybersecurity threat or incident, implementing countermeasures, and reporting significant threats to management and the board of directors.

The Audit and Risk Committee, responsible for the oversight of our overall enterprise risk management program, oversees our cybersecurity program. They ensure management identifies and evaluates cybersecurity risks, implements risk management processes designed to ensure that potential cybersecurity, data privacy and information technology risks are identified, monitored, assessed and remediated, puts in place appropriate mitigation and remediation measures, and maintains our cybersecurity programs. We have established a (i) Regulatory Cybersecurity Committee which reviews new and changing regulatory requirements and recommendations and assesses any impacts on our business and (ii) an Information Security Council which enables collaboration for ongoing security incidents and emerging threats, reviews our information technology security roadmap and evaluates the current state of the information security program. Our cybersecurity programs are managed under the direction of our Chief Information Security Officer ("CISO") in consultation with our General Counsel and Chief Information Officer. Certain members of our executive team have extensive experience in assessing risks associated with cybersecurity threats, and our CISO and the cybersecurity team are certified and experienced information systems security professionals and information security managers with many years of experience and focus on preventing, detecting, mitigating, and remedying cybersecurity risks. Updates on the Company’s cybersecurity programs, material cybersecurity risks and mitigation strategies, and cybersecurity reports are provided to the Governance Committee on at least on a monthly basis and our Audit and Risk Committee receives updates on our information security programs at least annually. Such updates cover, among other topics, third party assessments of the Company’s cybersecurity programs, updates to the Company’s cybersecurity programs and mitigation strategies, and other cybersecurity developments.

The cybersecurity team, with external third-party involvement, conducts risk assessments and system enhancements, and provides employee training during the onboarding process and annually with additional training as we deem appropriate. We have adopted and implemented an Information Security Program that outlines our security and data protection policies and procedures. This program is approved by the CISO and is reviewed and updated at least annually, or more frequently on an as-needed basis, to account for changes in the evolving cybersecurity threat landscape as well as legal and regulatory developments. Although we have continued to invest in our due diligence, onboarding, and monitoring capabilities over critical third parties with whom we do business, including our third-party vendors and service providers, our control over the security posture of, and ability to monitor the cybersecurity practices of, such third parties remains limited, and there can be no assurance that we can prevent, mitigate, or remediate the risk of any compromise or failure in the cybersecurity infrastructure owned or controlled by such third parties. When we do become aware that a third-party vendor or service provider has experienced such compromise or failure, we attempt to mitigate our risk, including by terminating such third party’s connection to our information systems and networks where appropriate.

In 2023, we did not identify any cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect our business strategy, operations, or financial condition. However, we cannot eliminate all cybersecurity risks or provide assurances that we have not experienced an undetected. For more information about these risks, refer to the “Risk Factors—Risks Related to Intellectual Property, Data Privacy and Cybersecurity” section in this Annual Report on Form 10-K.
Item 2. Properties
Our headquarters are located in Concord, California and consist of approximately 96,944 square feet of leased space. Our lease on this space expires on August 31, 2028. We lease an additional combined 105,442 square feet of office space in Phoenix, Arizona; Chicago, Illinois; Encino, California; Atlanta, Georgia; Austin, Texas; and Charlotte, North Carolina. We believe that our headquarters and other offices are adequate for our immediate needs and that additional or substitute space is available if needed to accommodate growth and expansion.
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
Because we operate in a highly regulated industry, we and our subsidiaries are regularly subject to examinations and enforcement inquiries by the SEC and other governmental and regulatory agencies. As disclosed since the fall of 2020, in July 2020, AMI received an examination report from the SEC’s Division of Examinations requesting that AMI and certain subsidiaries of AssetMark Financial Holdings, Inc. take corrective actions. These subsidiaries also received related subpoenas from the SEC Division of Enforcement for production of documents and testimony. In September 2023, we reached a settlement with the SEC regarding the matter at issue, without admitting or denying the SEC’s findings, and paid a civil penalty of $9.5 million as well as disgorgement and prejudgment interest of $8.8 million, which will be distributed to impacted customers once the SEC approves the distribution plan. We also consented to, and intend to, comply with certain undertakings under the settlement.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our common stock has been listed on the NYSE under the symbol “AMK” since July 18, 2019. Prior to that date, no public trading market for our common stock existed.
Holders
As of February 29, 2024, there were 43 holders of record of our common stock. The actual number of stockholders is greater than the total number of record holders because it includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The information required under the relevant sections of this Item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023 pursuant to Regulation 14A.
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

$160
$150
$140
$130
$120
$110
$100
$90
$80
$70
$60
$50
7/18/2019
9/30/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/30/2022
3/31/2023
6/30/2023
9/30/2023
12/30/2023
AMK
Russell 2000
Dow Jones U.S. Financials Index

	7/18/2019	9/30/2019	12/31/2019
AssetMark	$100.00	$96.34	$107.32
Russell 2000 Index	100.00	97.93	107.25
Dow Jones U.S. Financials Index	$100.00	$100.57	$107.68

	3/31/2020	6/30/2020	9/30/2020	12/31/2020
AssetMark	$75.41	$100.92	$80.40	$89.50
Russell 2000 Index	74.12	92.66	96.92	126.95
Dow Jones U.S. Financials Index	$76.10	$86.16	$88.97	$104.46

	3/31/2021	6/30/2021	9/30/2021	12/31/2021
AssetMark	$86.32	$92.68	$91.97	$96.93
Russell 2000 Index	142.74	148.53	141.70	144.34
Dow Jones U.S. Financials Index	$116.64	$126.30	$127.90	$135.55

	3/31/2022	6/30/2022	9/30/2022	12/30/2022
AssetMark	$82.29	$69.42	$67.64	$85.06
Russell 2000 Index	133.07	109.79	107.01	113.22
Dow Jones U.S. Financials Index	$131.33	$109.49	$103.17	$114.42

	3/31/2023	6/30/2023	9/29/2023	12/29/2023
AssetMark	$116.31	$109.69	$92.75	$110.76
Russell 2000 Index	115.87	121.41	114.75	130.31
Dow Jones U.S. Financials Index	$111.17	$115.92	$113.25	$129.61

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
Overview
AssetMark offers a wealth management platform that powers independent financial advisers and their clients. Our suite of solutions equips advisers of all sizes and models with services and capabilities that would otherwise require significant investments of time and money, which ultimately enables them to deliver better investor outcomes and enhance their productivity, profitability and client satisfaction.
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
Business Highlights
•During the third quarter of 2023, we launched the pilot of tax management services (“TMS”). Driven by advisers' strong demand for a top-tier tax management solution, AssetMark developed a comprehensive suite of services, including tax transition, tax-efficient rebalancing, tax loss harvesting, and client-directed activity.
•In October 2023, we launched Kensington Managed Income strategy to provide investors with the potential to generate stable, above average total returns, with low drawdown. These new strategies have been used by over 650 advisers and have gathered close to a quarter billion in assets.
•We made significant progress in 2023 enhancing our technology, most notably with eWealthManager. The new upgrade offers the pilot of our innovative Advisor Dashboard, which engages users with an attractive, cohesive design and provides tools that allow users to be proactive and manage their experience.
Financial Highlights
•Total revenue for the year ended December 31, 2023 was $708.5 million, up $96.8 million, or 15.8%, from $611.7 million for the year ended December 31, 2022.
•Net income for the year ended December 31, 2023 was $123.1 million, or $1.66 per share, compared to $103.3 million, or $1.40 per share, for the year ended December 31, 2022.
•Adjusted net income for the year ended December 31, 2023 was $170.9 million, compared to $130.5 million for the year ended December 31, 2022. For a reconciliation of net income, the most directly comparable GAAP financial measure, to adjusted net income, see the section titled “—Key Operating Metrics—Non-GAAP Financial Metrics—Adjusted Net Income.”
•Adjusted EBITDA for the year ended December 31, 2023 was $249.5 million, up $49.8 million, or 24.9%, from $199.7 million in the year ended December 31, 2022. For a reconciliation of net income, the most directly comparable GAAP financial measure, to adjusted EBITDA, see the section titled “—Key Operating Metrics—Non-GAAP Financial Metrics—Adjusted EBITDA.”
Asset and Adviser Growth Trends
•Platform assets were $108.9 billion as of December 31, 2023, up 19.1% from $91.5 billion as of December 31, 2022.
•We had 3,123 engaged advisers on our platform as of December 31, 2023, up 8.4% from 2,882 as of December 31, 2022.
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
Increase of New Financial Advisers on Our Platform
Within the wealth management industry, the percentage of assets served by independent financial advisers is forecasted to grow from 42% in 2022 to 48% in 2027, based on our internal estimates and Cerulli data on expected industry growth. We seek to capitalize on this trend and attract new financial advisers to our platform by continuing to invest in our technology platform, sales and service standards and curated investment offering. Our business will depend in part on our ability to continue to attract new advisers to our platform.
Technology Development
We invested $228.2 million in the development of our technology and our dedicated technology team between January 1, 2021 and December 31, 2023. We intend to continue to invest in our technology platform to address the needs of financial advisers and their investors. Our revenue growth will depend, in part, on our ability to continue to launch new offerings and deliver solutions to financial advisers efficiently. While these investments reduce our profitability, we believe they will enable us to grow our revenue meaningfully in the long term.
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
Acquisitions
Our success in pursuing and executing strategic transactions may impact our assets and revenue. From 2021 to 2023, we acquired additional $6.9 billion in platform assets from acquisition. In 2021, we acquired Voyant, a leading global provider of SaaS-based financial planning and client digital engagement solutions, and in December 2022, we acquired Adhesion Wealth, a leading provider of wealth management technology solutions to RIAs, RIA enterprises, TAMPs and asset managers. The acquisition of Adhesion Wealth added $6.9 billion in platform assets. We expect to continue to selectively seek acquisitions that will enhance our scale, operating leverage and capabilities to further deepen our offering to advisers and investors.
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

Key metrics for the years ended December 31, 2023, 2022 and 2021 include the following:

	Year Ended December 31,
	2023	2022	2021
Operational metrics:
Platform assets (at period-beginning) (millions of dollars)	$91,470	$93,488	$74,520
Net flows (millions of dollars)	6,133	5,612	9,934
Market impact net of fees (millions of dollars)	11,326	(14,526)	9,034
Acquisition impact (millions of dollars)	—	6,896	—
Platform assets (at period-end) (millions of dollars)	$108,929	$91,470	$93,488
Net flows lift (% of beginning-of-year platform assets)	6.7%	6.0%	13.3%
Advisers (at period-end)	9,323	9,297	8,649
Engaged advisers (at period-end)	3,123	2,882	2,858
Assets from engaged advisers (at period-end) (millions of dollars)	$101,335	$83,803	$86,385
Households (at period-end)	254,110	241,053	209,900
New producing advisers	666	690	811
Production lift from existing advisers (annualized %)	19.3%	16.3%	24.2%
Assets in custody at ATC (at period-end) (millions of dollars)	$80,325	$66,169	$71,320
ATC client cash (at period-end) (millions of dollars)	$3,054	$3,541	$2,932
Financial metrics:
Total revenue (millions of dollars)	$708.5	$611.7	$530.3
Net income (millions of dollars)	$123.1	$103.3	$25.7
Net income margin (%)	17.4%	16.9%	4.8%
Capital expenditure (millions of dollars)	$44.2	$38.6	$34.7
Non-GAAP financial metrics:
Adjusted EBITDA (millions of dollars)	$249.5	$199.7	$157.2
Adjusted EBITDA margin (%)	35.2%	32.6%	29.6%
Adjusted net income (millions of dollars)	$170.9	$130.5	$103.3
Platform Assets
We believe that the amount of assets on our platform is an important indicator of the strength and growth of our business, our increased customer footprint and the market acceptance of our platform. We define platform assets as all assets on the AssetMark platform, whether these are assets for which we provide advisory services, referred to as regulatory AUM, or non-advisory assets under administration, assets held in cash accounts or otherwise not managed (collectively, “Other Assets”). There is generally no material economic difference to our financial results whether assets are considered AUM or Other Assets. We view our platform assets as reflective of our revenue growth and potential for future growth. We had platform assets of $108,929 million, $91,470 million and $93,488 million as of December 31, 2023, 2022 and 2021, respectively. Our regulatory AUM totaled $65,232 million, $54,870 million and $59,535 million as of December 31, 2023, 2022 and 2021, respectively. We intend to continue growing our platform assets with enhancements to our technology, services and investment solutions. We expect the growth in our platform assets will remain a significant indicator of our business momentum and results of operations as existing advisers and new advisers realize the benefits of our platform. Our platform assets in any period may continue to fluctuate as a result of several factors, including our adviser satisfaction with the functionality, features, performance or pricing of our offering, overall fluctuations in the securities markets and other factors, a number of which are beyond our control.

The following table provides information regarding the degree to which production, redemptions, net flows and changes in the market value of existing assets contributed to changes in assets on our platform in the periods indicated.

	Year Ended December 31,
(in millions of dollars)	2023	2022	2021
Beginning platform assets	$91,470	$93,488	$74,520
Production	18,965	16,182	19,351
Redemptions	(12,832)	(10,570)	(9,417)
Net flows	6,133	5,612	9,934
Market impact net of fees	11,326	(14,526)	9,034
Acquisition impact	—	6,896	—
Ending platform assets	$108,929	$91,470	$93,488
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
ATC Client Cash (at Period-End)
In general, all accounts with ATC are required to have cash at a minimum level ranging from of 1.5% to 5% of invested assets. In addition to this minimum amount, strategists and advisers have the discretion to hold additional invested assets in cash. We refer to the aggregate amount of cash held at ATC as ATC client cash. As of December 31, 2023, 2022 and 2021, ATC client cash accounted for 3.8%, 5.4% and 4.1%, respectively, of the total assets in custody at ATC. As of December 31, 2023, 2022 and 2021, the majority of the ATC client cash was placed with the ATC Complete Cash Solutions program and was the source of spread-based revenue for our business.
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

Set forth below is a reconciliation from net income and net income margin, the most directly comparable GAAP financial measures, to adjusted EBITDA and adjusted EBITDA margin for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,			Year Ended December 31,
(in thousands except for percentages)	2023	2022	2021	2023	2022	2021
Net income	$123,119	$103,261	$25,671	17.4%	16.9%	4.8%
Provision for income taxes	44,347	33,499	19,316	6.3%	5.5%	3.6%
Interest income	(11,363)	(2,664)	(137)	(1.6)%	(0.4)%	—
Interest expense	9,108	6,520	3,559	1.3%	1.1%	0.7%
Amortization and depreciation	35,544	31,149	37,929	5.0%	5.1%	7.2%
EBITDA	$200,755	$171,765	$86,338	28.4%	28.2%	16.3%
Share-based compensation(1)	16,388	13,876	53,637	2.3%	2.3%	10.1%
Reorganization and integration costs(2)	12,944	10,418	10,816	1.8%	1.6%	2.0%
Acquisition expenses(3)	1,327	3,411	5,682	0.1%	0.5%	1.1%
Business continuity plan(4)	(6)	61	460	—	—	0.1%
SEC settlement(5)	18,327	—	—	2.6%	—	—
Office closures(6)	—	—	167	—	—	—
Other (income) expense, net	(265)	135	106	—	—	—
Adjusted EBITDA	$249,470	$199,666	$157,206	35.2%	32.6%	29.6%
Set forth below is a summary of the adjustments involved in the reconciliation from net income and net income margin, the most directly comparable GAAP financial measures, to adjusted EBITDA and adjusted EBITDA margin for the years ended December 31, 2023, 2022 and 2021, broken out by compensation and non-compensation expenses.

	Year Ended December 31, 2023			Year Ended December 31, 2022			Year Ended December 31, 2021
(in thousands)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Share-based compensation(1)	$16,388	$—	$16,388	$13,876	$—	$13,876	$53,637	$—	$53,637
Reorganization and integration costs(2)	5,904	7,040	12,944	4,335	6,083	10,418	5,396	5,420	10,816
Acquisition expenses(3)	939	388	1,327	—	3,411	3,411	1,441	4,241	5,682
Business continuity plan(4)	—	(6)	(6)	(2)	63	61	174	286	460
SEC settlement(5)	—	18,327	18,327	—	—	—	—	—	—
Office closures(6)	—	—	—	—	—	—	—	167	167
Other (income) expense, net	—	(265)	(265)	—	135	135	—	106	106
Total adjustments to adjusted EBITDA	$23,231	$25,484	$48,715	$18,209	$9,692	$27,901	$60,648	$10,220	$70,868
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
(5)“SEC settlement” represents the amount paid by us pursuant to our settlement with the SEC discussed in Note 17 to our consolidated financial statements included elsewhere in this Annual Report on Form 10K.
(6)“Office closures” represents one-time expenses related to closing facilities.

	Year Ended December 31, 2023			Year Ended December 31, 2022			Year Ended December 31, 2021
(in percentages)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Share-based compensation(1)	2.3%	—	2.3%	2.3%	—	2.3%	10.1%	—	10.1%
Reorganization and integration costs(2)	0.8%	1.0%	1.8%	0.7%	0.9%	1.6%	1.0%	1.0%	2.0%
Acquisition expenses(3)	0.1%	—	0.1%	—	0.5%	0.5%	0.2%	0.7%	0.9%
Business continuity plan(4)	—	—	—	—	—	—	—	—	—
SEC settlement(5)	—	2.6%	2.6%	—	—	—	—	—	—
Office closures(6)	—	—	—	—	—	—	—	—	—
Other (income) expense, net	—	—	—	—	—	—	—	—	—
Total adjustments to adjusted EBITDA margin %	3.2%	3.6%	6.8%	3.0%	1.4%	4.4%	11.3%	1.7%	13.0%
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
(5)“SEC settlement” represents the amount paid by us pursuant to our settlement with the SEC discussed in Note 17 to our consolidated financial statements included elsewhere in this Annual Report on Form 10K.
(6)“Office closures” represents one-time expenses related to closing facilities.
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
Set forth below is a reconciliation from net income, the most directly comparable GAAP financial measure, to adjusted net income for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31, 2023			Year Ended December 31, 2022			Year Ended December 31, 2021
(in thousands)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Net income			$123,119			$103,261			$25,671
Acquisition-related amortization(1)	$—	$8,715	8,715	$—	$6,996	6,996	$—	$19,139	19,139
Expense adjustments(2)	6,843	25,749	32,592	4,333	9,557	13,890	7,012	10,114	17,126
Share-based compensation	16,388	—	16,388	13,876	—	13,876	53,637	—	53,637
Other (income) expense, net	—	(265)	(265)	—	135	135	—	106	106
Tax effect of adjustments(3)	(5,575)	(4,054)	(9,629)	(4,370)	(3,329)	(7,699)	(1,648)	(10,759)	(12,407)
Adjusted net income			$170,920			$130,459			$103,272
(1)Relates to intangible assets established in connection with HTSC’s acquisition of our Company in 2016.
(2)Consists of the adjustments to EBITDA listed in the adjusted EBITDA reconciliation table above other than share-based compensation.
(3)Consists of adjustments to normalize our estimated tax rate in determining adjusted net income.
Components of Results of Operations
Revenue
Asset-Based Revenue
A majority of our revenue is derived from the fees we charge as a percentage of platform assets. We record this revenue as asset-based revenue. Our asset-based revenue varies based on the types of investment solutions and services that financial advisers utilize for their clients. Asset-based revenue accounted for approximately 78.1%, 87.3% and 96.6% of our total revenue for the years ended December 31, 2023, 2022 and 2021, respectively. Asset-based revenue increased in the year ended December 31, 2023 as a result of higher platform assets due to the inclusion of Adhesion Wealth at the beginning of the period.
Spread-Based Revenue
Our spread-based revenue consists of the fees we earn on cash custodied at ATC, one of our wholly owned subsidiaries and one of several custodians offered on our platform, net of interest credited to clients. ATC’s program utilizes third-party banks that accept deposits of client cash. ATC is paid interest-rate-sensitive fees calculated by reference to such deposits. Spread-based revenue increased in the year ended December 31, 2023, primarily as a result of the higher interest rate environment. We expect changes in spread-based revenue to align with interest rates fluctuations in the United States.
Subscription-Based Revenue
Subscription-based revenue consists of revenue recognized from subscription fee arrangements in connection with our financial planning and wealth management software solutions.
Other Revenue
Other revenue consists primarily of interest earned on operating cash held by us. Other one-time income items are also reported under “Other Revenue”. We expect changes to other revenue in the future periods to align with interest rates fluctuations in the United States.

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
Spread-Based Expenses
Our spread-based expenses consist of expenses paid to ATC’s third-party administrator for administering ATC’s Complete Cash Solutions program.
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
Interest Expense
Interest expense reflects the interest paid under the 2022 Credit Agreement, which may fluctuate over time. We expect changes in interest expense to align with interest rates fluctuations in the United States.
Other (Income) Expense, Net
Other (income) expense, net, represents the expense associated with our equity securities investments, along with the gains and losses from such investments, foreign exchange fluctuations, interest income earned on our convertible notes and settlement expense recognized in connection with regulatory matters.

Results of Operations
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
The following discussion presents an analysis of our results of operations for the years ended December 31, 2023 and 2022. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items.

	Year Ended December 31,
(in thousands)	2023	2022	$ Change	% Change
Revenue:
Asset-based revenue	$553,483	$534,182	$19,301	3.6
Spread-based revenue	120,262	56,798	63,464	111.7
Subscription-based revenue	15,179	13,020	2,159	16.6
Other revenue	19,575	7,695	11,880	154.4
Total revenue	708,499	611,695	96,804	15.8
Operating expenses:
Asset-based expenses	162,420	154,100	8,320	5.4
Spread-based expenses	1,244	1,571	(327)	(20.8)
Employee compensation	190,616	166,330	24,286	14.6
General and operating expenses	98,302	90,122	8,180	9.1
Professional fees	26,852	25,186	1,666	6.6
Depreciation and amortization	35,544	31,149	4,395	14.1
Total operating expenses	514,978	468,458	46,520	9.9
Interest expense	9,108	6,520	2,588	39.7
Other (income) expense, net	16,947	(43)	16,990	*
Income before income taxes	167,466	136,760	30,706	22.5
Provision for income taxes	44,347	33,499	10,848	32.4
Net income	$123,119	$103,261	$19,858	19.2
*Not meaningful
Asset-Based Revenue
Asset-based revenue increased by $19.3 million, or 3.6%, from $534.2 million in the year ended December 31, 2022 to $553.5 million in the year ended December 31, 2023. This increase was related to increased platform fees and advisory fees of $10.9 million associated with higher incremental average assets and the inclusion of Adhesion Wealth platform fees of $8.9 million, partially offset by lower custodial revenue of $0.5 million.
Spread-Based Revenue
Spread-based revenue increased by $63.5 million, or 111.7%, from $56.8 million in the year ended December 31, 2022 to $120.3 million in the year ended December 31, 2023. This increase was primarily related to higher interest earned at third-party banks of $87.4 million, driven by an increase in interest rates subsequent to December 31, 2022, offset by an increase in interest credited to client accounts of $23.9 million.
Subscription-Based Revenue
Subscription-based revenue increased by $2.2 million, or 16.6%, from $13.0 million in the year ended December 31, 2022 to $15.2 million in the year ended December 31, 2023. This increase was primarily related to an increase in the average number of subscription licenses.

Other Revenue
Other revenue increased by $11.9 million, or 154.4%, from $7.7 million in the year ended December 31, 2022 to $19.6 million in the year ended December 31, 2023. This increase was driven by a $11.0 million increase in interest income earned on operating cash due to higher interest rates, and a $0.9 million increase in revenue related to other miscellaneous items.
Asset-Based Expenses
Asset-based expenses increased by $8.3 million, or 5.4%, from $154.1 million in the year ended December 31, 2022 to $162.4 million in the year ended December 31, 2023. This increase was primarily driven by an increase in asset-based fees associated with higher platform assets.
Spread-Based Expenses
Spread-based expenses decreased by $0.3 million, or 20.8%, from $1.6 million in the year ended December 31, 2022 to $1.2 million in the year ended December 31, 2023. This decrease was driven by lower fees paid to ATC's third-party administrator for administering ATC’s Complete Cash Solutions program
Employee Compensation
Employee compensation increased by $24.3 million, or 14.6%, from $166.3 million in the year ended December 31, 2022 to $190.6 million in the year ended December 31, 2023. This increase was driven by a $19.0 million increase in salaries and related expenses attributable to our ongoing growth, a $2.5 million increase in share-based compensation expense, a $1.6 million increase in employee compensation in connection with reorganizations and integrations, a $0.9 million increase in employee compensation in connection with acquisitions and a $0.3 million increase in contractor-related costs.
General and Operating Expenses
General and operating expenses increased by $8.2 million, or 9.1%, from $90.1 million in the year ended December 31, 2022 to $98.3 million in the year ended December 31, 2023. This increase was due to a $6.2 million increase in software and subscription costs, a $3.0 million increase in events and travel costs, a $1.8 million increase in general reorganization and integration-related costs, a $1.0 million increase in facilities costs, a $0.4 million increase in charitable contributions and a $0.3 million increase in trading costs. The increase was partially offset by a $2.9 million decrease in costs associated with our broker-dealer partners due to renegotiated contract fees, a $1.1 million decrease in general acquisition-related costs and a $0.5 million decrease in printing-related costs.
Professional Fees
Professional fees increased by $1.7 million, or 6.6%, from $25.2 million in the year ended December 31, 2022 to $26.9 million in the year ended December 31, 2023. This increase was driven by a $1.8 million increase in consulting fees, a $1.5 million increase in general professional fees, a $0.7 million increase in audit-related costs, a $0.4 million increase in tax-related professional costs and a $0.2 million increase recruiting costs. The increase was partially offset by a $1.9 million decrease in acquisition-related costs, a $0.8 million decrease in professional fees associated with reorganizations and integrations and a $0.2 million decrease in business continuity planning costs.
Depreciation and Amortization
Depreciation and amortization expense increased by $4.4 million, or 14.1%, from $31.1 million in the year ended December 31, 2022 to $35.5 million in the year ended December 31, 2023. The increase was primarily driven by $2.6 million in higher amortization as a result of software assets placed into service subsequent to December 31, 2022 and $1.8 million in amortization of intangible assets from our acquisition of Adhesion Wealth in December 2022.
Interest Expense
Interest expense increased by $2.6 million, or 39.7%, from $6.5 million in the year ended December 31, 2022 to $9.1 million in the year ended December 31, 2023. This increase was primarily attributed to higher interest rates during the year ended December 31, 2023 as compared to the year ended December 31, 2022.

Other (Income) Expense, Net
Other (income) expense, net, increased by $17.0 million, this increase was attributed to a $18.3 million expense related to the SEC Settlement during the year ended December 31, 2023. The expense was partially offset by a $0.8 million increase in interest income from our convertible notes receivables and a $0.5 million increase related to other miscellaneous income items.
Provision for Income Taxes
Provision for income taxes increased by $10.8 million, or 32.4%, from $33.5 million in the year ended December 31, 2022 to $44.3 million in the year ended December 31, 2023. This increase was primarily due to an increase in pre-tax income and permanent non-deductible items in the year ended December 31, 2023.
Net Income
Net income increased by $19.9 million, or 19.2%, from $103.3 million in the year ended December 31, 2022 to $123.1 million in the year ended December 31, 2023.
This increase was primarily due a $63.8 million increase in spread-based revenue, net of spread-based expense, a $11.9 million increase in other revenue and a $11.0 million increase in asset-based revenue, net of asset-based expenses.

This increase was partially offset by a $24.3 million increase in employee compensation costs, a $17.0 million increase in other (income) expense, net, primarily as a result of the SEC Settlement, a $10.8 million increase in our provision for income taxes, a $8.2 million increase in general and operating expenses and a $4.4 million increase in depreciation and amortization expenses.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
The following discussion presents an analysis of our results of operations for the years ended December 31, 2022 and 2021. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items.

	Year Ended December 31,
(in thousands)	2022	2021	$ Change	% Change
Revenue:
Asset-based revenue	$534,182	$512,188	$21,994	4.3
Spread-based revenue	56,798	8,568	48,230	562.9
Subscription-based revenue	13,020	6,381	6,639	104.0
Other revenue	7,695	3,162	4,533	143.4
Total revenue	611,695	530,299	81,396	15.3
Operating expenses:
Asset-based expenses	154,100	150,836	3,264	2.2
Spread-based expenses	1,571	1,427	144	10.1
Employee compensation	166,330	196,701	(30,371)	(15.4)
General and operating expenses	90,122	72,941	17,181	23.6
Professional fees	25,186	21,813	3,373	15.5
Depreciation and amortization	31,149	37,929	(6,780)	(17.9)
Total operating expenses	468,458	481,647	(13,189)	(2.7)
Interest expense	6,520	3,559	2,961	83.2
Other (income) expense, net	(43)	106	(149)	(140.6)
Income before income taxes	136,760	44,987	91,773	204.0
Provision for income taxes	33,499	19,316	14,183	73.4
Net income	$103,261	$25,671	$77,590	302.2
Asset-Based Revenue
Asset-based revenue increased by $22.0 million, or 4.3%, from $512.2 million in the year ended December 31, 2021 to $534.2 million in the year ended December 31, 2022. This increase was primarily related to increased platform fees of $25.0 million associated with higher assets under management at the beginning of the period, partially offset by lower custodial revenue of $3.0 million.
Spread-Based Revenue
Spread-based revenue increased by $48.2 million, or 562.9%, from $8.6 million in the year ended December 31, 2021 to $56.8 million in the year ended December 31, 2022. This increase was primarily related to $54.8 million in higher interest earned at third-party banks as a result of higher ATC average cash balances and a gradual increase in interest rates during the year ended December 31, 2022 as compared to the year ended December 31, 2021. The increase was partially offset by $6.6 million in interest credited to client accounts.
Subscription-Based Revenue
Subscription-based revenue increased by $6.6 million, or 104.0%, from $6.4 million in the year ended December 31, 2021 to $13.0 million in the year ended December 31, 2022. The increase was the result of a full year of subscription-based revenue recognized in the year ended December 31, 2022, as opposed to six months during the year ended December 31, 2021, beginning when we acquired Voyant in July 2021.

Other Revenue
Other revenue increased by $4.5 million, or 143.4%, from $3.2 million in the year ended December 31, 2021 to $7.7 million in the year ended December 31, 2022. This increase was driven by a $2.5 million increase in interest income on our corporate cash due to higher interest rates, an increase of $1.0 million in consulting revenue as a result of a full year of revenue from Voyant in the year ended December 31, 2022 as opposed to six months during the year ended December 31, 2021, beginning when we acquired Voyant in July 2021, and $0.8 million in higher fees collected at ATC.
Asset-Based Expenses
Asset-based expenses increased by $3.3 million, or 2.2%, from $150.8 million in the year ended December 31, 2021 to $154.1 million in the year ended December 31, 2022. Despite a decrease in assets due to market decreases, this increase was primarily driven by an increase in asset-based fees associated with higher platform assets at the beginning of the period.
Spread-Based Expenses
Spread-based expenses increased by $0.1 million, or 10.1%, from $1.4 million in the year ended December 31, 2021 to $1.6 million in the year ended December 31, 2022. This increase was primarily driven by increased fees paid to ATC’s third-party administrator for ATC’s Complete Cash Solutions program.
Employee Compensation
Employee compensation decreased by $30.4 million, or 15.4%, from $196.7 million in the year ended December 31, 2021 to $166.3 million in the year ended December 31, 2022. This decrease was primarily driven by a $39.8 million decrease in share-based compensation, of which $20.2 million related to the departure of our former chief executive officer and accelerated restricted stock awards expense in the first quarter of 2021, and $19.6 million related to our restricted stock awards fully vesting in November 2021. The remaining decrease was driven by a $1.4 million reduction in acquisition-related employee compensation expenses, a $1.1 million decrease in employee compensation-related reorganization and integration costs, and a $0.2 million decrease in business continuity planning related costs. The decrease was partially offset by a $11.7 million increase in salaries and related expenses attributable to our ongoing growth, and a $0.4 million increase in contractor-related costs.
General and Operating Expenses
General and operating expenses increased by $17.2 million, or 23.6%, from $72.9 million in the year ended December 31, 2021 to $90.1 million in the year ended December 31, 2022. This increase was primarily due to a $10.8 million increase in events and travel costs, a $3.4 million increase in expenses associated with our broker dealer partners, a $3.3 million increase in software and subscription costs, a $1.3 million increase in expenses related to helping our engaged advisers grow their business, a $0.7 million increase in expenses to our digital lead program to help stimulate new producing advisers, a $0.5 million increase in facilities costs and a $0.4 million increase in printing and postage costs. This increase was partially offset by a $2.0 million decrease in acquisition costs, a $1.1 million decrease in reorganization and integration costs, a $0.2 million decrease in office closure-related costs and a $0.2 million decrease in business continuity planning related costs.
Professional Fees
Professional fees increased by $3.4 million, or 15.5%, from $21.8 million in the year ended December 31, 2021 to $25.2 million in the year ended December 31, 2022. This increase was driven by a $1.8 million increase in professional fees associated with reorganization and integration, a $1.2 million increase in acquisition-related professional fees and a $0.8 million increase in consulting fees. This increase was partially offset by a $0.4 million decrease in audit-related fees.
Depreciation and Amortization
Depreciation and amortization expense decreased by $6.8 million, or 17.9%, from $37.9 million in the year ended December 31, 2021 to $31.1 million in the year ended December 31, 2022. The decrease was primarily related to a $13.7 million decrease in amortization expense in connection with intangible assets previously adjusted to fair value when HTSC acquired us on October 31, 2016, with definite lives ranging from 5 to 20 years. With 5 years having elapsed, certain software intangible assets have become fully amortized resulting in a decrease in amortization expense. The decrease was partially offset by a $5.2 million increase in depreciation and amortization expense related to assets placed into service in 2022, a $1.6 million increase attributable to a full year of amortization in connection with the Voyant acquisition and a $0.1 million increase in amortization as a result of intangible assets acquired in connection with the Adhesion Wealth acquisition.
Interest Expense
Interest expense increased by $2.9 million, or 83.2%, from $3.6 million in the year ended December 31, 2021 to $6.5 million in the year ended December 31, 2022. This increase was primarily attributed to an increase in our average outstanding debt balance as a result of executing the 2022 Credit Agreement, and higher interest rates during the year ended December 31, 2022 as compared to the year ended December 31, 2021.
Other (Income) Expense, Net
Other (income) expense, net, decreased by $0.1 million, or 140.6%, primarily due to an increase in interest income of $0.2 million related to our convertible notes receivable, partially offset by a $0.1 million partial extinguishment of deferred debt modification expense related to our 2020 Credit Facility in connection with the amendment executed on January 12, 2022.
Provision for Income Taxes
Provision for income taxes increased by $14.2 million, or 73.4%, from $19.3 million in the year ended December 31, 2021 to $33.5 million in the year ended December 31, 2022. This increase was primarily due to the increase in pre-tax income in the year ended December 31, 2022.
Net Income
Net income increased by $77.6 million, or 302.2%, from $25.7 million in the year ended December 31, 2021 to $103.3 million in the year ended December 31, 2022.
This increase was primarily due to (i) a $48.1 million increase in spread-based revenue, net of spread-based expense, (ii) a decrease of $30.4 million in employee compensation costs, and (iii) an increase in asset-based revenues, net of asset-based expense, of $18.7 million. The increase was partially offset by, among other things, a $17.2 million increase in general and operating expenses.
Contractual Obligations
Contractual obligations consist of operating lease obligations, purchase obligations, and debt principal and interest totaling $191.9 million as of December 31, 2023. Operating lease obligations of $36.8 million consist of minimum payments under various operating leases for office facilities and exclude potential lease renewals. Purchase obligations of $37.8 million are non-cancellable purchase commitments. Debt principal and interest payments of $117.3 million are under the 2022 Credit Agreement with interest payments using a forecasted rate and principal due in January 2027.
Off-Balance Sheet Arrangements
As of December 31, 2023, we had no off-balance sheet arrangements.
Liquidity and Capital Resources
Liquidity
Our operations have been financed primarily through cash flows from operations. In December of 2020, we entered into the 2020 Credit Agreement with Bank of Montreal, and in January of 2022 we amended the 2020 Credit Agreement, which, as amended and restated, we refer to as the 2022 Credit Agreement. As of December 31, 2023, we had cash and cash equivalents of $217.7 million, and restricted cash of $15.0 million. Our material cash requirements primarily comprise operating lease obligations, purchase obligations and principal and interest payments with respect to the 2022 Term Loans. We expect that our cash and liquidity needs will continue to be met by cash generated by our ongoing operations along with our 2022 Revolving Credit Facility over the next year, as well as beyond the next year. To the extent that existing cash, cash from operations and our 2022 Revolving Credit Facility are not sufficient to fund our future operations, we may need to raise additional funds through public or private equity or additional debt financing. In addition, we may opportunistically seek to raise additional capital to fund our continued growth. To the extent that we are unsuccessful in additional debt or equity financings, our plans for continued growth may be curtailed.
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
The 2022 Credit Agreement contains customary affirmative and negative covenants, including reporting requirements and restrictions, subject to various exceptions, on the incurrence of additional indebtedness, the creation of liens, the making of acquisitions and investments, the disposal of assets and the making of restricted payments. Additionally, the 2022 Credit Agreement includes financial covenants, which provide that (i) beginning December 31, 2021, as of the last day of a fiscal quarter, the Total Leverage Ratio shall not exceed 3.5 to 1.0 and (ii) beginning December 31, 2021, as of the last day of a fiscal quarter, the interest coverage ratio shall not be less than 4.0 to 1.0. As of December 31, 2023, we were in compliance with all applicable covenants. The 2022 Credit Agreement also contains customary events of default, which could result in acceleration of amounts due thereunder. Such events of default include, subject to the grace periods specified therein, our failure to pay principal or interest when due, our failure to satisfy or comply with covenants, a change of control, the imposition of certain judgments and the invalidation of liens we have granted. We had an outstanding balance under the 2022 Credit Agreement of $93.8 million as of December 31, 2023.

Cash Flows
The following table presents information regarding our cash flows, cash, cash equivalents and restricted cash for the periods indicated:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Cash flows provided by operating activities	$174,673	$140,301	$128,977
Cash flows used in investing activities	(54,633)	(94,992)	(160,984)
Cash flows (used in) provided by financing activities	(23,634)	1,258	40,095
Net change in cash, cash equivalents and restricted cash	96,406	46,567	8,088
Cash, cash equivalents and restricted cash at beginning of period	136,274	89,707	81,619
Cash, cash equivalents and restricted cash at end of period	$232,680	$136,274	$89,707
Cash Flows from Operating Activities
Cash flows from operating activities increased by $34.4 million in the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to, among other things, an increase in net income of $19.9 million, an increase in the change in operating assets and liabilities of $10.9 million and an increase in period-over-period non-cash addbacks for depreciation and amortization expense of $4.4 million.
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
Cash Flows from Investing Activities
Cash used in investing activities decreased by $40.4 million in the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to, among other things, the $43.9 million purchase price paid for the Adhesion Wealth acquisition in 2022 and a $4.9 million decrease in purchases of convertible notes in 2023. This decrease was partially offset by $5.5 million in increased capital expenditures related to internal software development during the year ended December 31, 2023 compared to the year ended December 31, 2022.
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
Cash Flows from Financing Activities
Cash flows (used in) provided by financing activities changed by $24.9 million from cash provided of $1.3 million in the year ended December 31, 2022 to cash used of $23.6 million in the year ended December 31, 2023. The change was primarily due to our principal repayment of $25.0 million related to the 2022 Term Loans during the year ended December 31, 2023. The change was partially offset by $7.5 million in net proceeds from our 2022 amendment of our Credit Agreement and $1.3 million in proceeds from exercises of stock options in the year ended December 31, 2023.
Cash flows from financing activities decreased by $38.8 million in the year ended December 31, 2022 compared to the year ended December 31, 2021. This decrease was primarily due to our $115.0 million repayment of the 2020 Revolving Credit Facility in the year ended December 31, 2022, a $40.0 million net draw down from the 2020 Revolving Credit Facility for the year ended December 31, 2021, and $6.3 million in principal repayments on the 2020 Revolving Loans during the year ended December 31, 2022. This decrease was partially offset by $122.5 million in borrowings, net of fees, under the 2022 Credit Agreement.

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
Valuation of Goodwill, Purchased Intangible Assets and Impairment of Long-lived Assets
We do not amortize goodwill but test it for impairment annually, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in client asset values or a significant decrease in expected cash flows. An impairment exists if the fair value of the goodwill of a reporting unit is less than its carrying amount. During the year ended December 31, 2023 and 2022, we identified a triggering event associated with changes in current and expected future cash flows for Voyant related to macroeconomic events. Based on the results of our tests, we determined that goodwill was not impaired as of December 31, 2023 and 2022.
We test intangible assets with indefinite lives for impairment at least annually and whenever events or changes in circumstances indicate the carrying value may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, attrition of broker-dealers or enterprise customers, or changes in expected future cash flows. An impairment exists if the fair value of the indefinite-lived intangible asset is less than its carrying amount. No triggering events were identified for the years ended December 31, 2023 and 2022. To evaluate the sensitivity of the estimated fair value of our indefinite-lived intangible assets, we applied a hypothetical 10% decrease to the fair value of each of our indefinite-lived intangible assets. Based on the results of this analysis, a hypothetical 10% decrease in fair value would have resulted in an impairment charge of $1.7 million. We determined that our indefinite-lived intangible assets were not impaired as of December 31, 2023 and 2022.
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
We test definite-lived intangible assets for impairment when their carrying value may not be recoverable based on undiscounted cash flows, which requires the use of estimates and judgment, and, if impaired, can be written down to fair value. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in client asset values and a significant decrease in expected cash flows. No triggering events were identified for the years ended December 31, 2023 and 2022.
See Note 6 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details.
Recently Issued Accounting Pronouncements
See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Market Risk
Our exposure to market risk is directly related to revenue from fees earned based upon a percentage of assets on our platform. In the year ended December 31, 2023, 93.4% of our total revenue, was based on the market value of assets on our platform and were recurring in nature. We expect this percentage to vary over time. A 1.0% decrease in the aggregate value of assets on the platform at the beginning of the period for the year ended December 31, 2023 would have caused our total revenue to decline by 1.0%, or $6.9 million, and would have caused our pre-tax income to decline by 2.8%, or $5.0 million, assuming we did not initiate additional expense measures in response to a market decline.
Interest Rate Risk
Changes in interest rates will impact our spread-based revenue. As of December 31, 2023, client cash assets participating in the Complete Cash Solutions program at ATC totaled $3.1 billion. A change in short-term interest rates of 1.0% at the beginning of the period for the year ended December 31, 2023 would result in an increase or decrease in income before income taxes of approximately $21.6 million on an annual basis (based on total client cash assets at December 31, 2023) and (subject to any changes to interest credited to the end-investor). Actual impacts may vary depending on interest rate levels and the significance of change.
Additionally, changes to interest rates will impact the cost of our borrowing under the 2022 Credit Agreement, which bears interest at a rate per annum equal to, at our option, either (i) SOFR plus a margin based on our Total Leverage Ratio (as defined in the 2022 Credit Agreement) or (ii) the Base Rate (as defined in the 2022 Credit Agreement) plus a margin based on our Total Leverage Ratio. The margin will range between 0.875% and 2.5% for base rate loans and between 1.875% and 3.5% for SOFR loans. We will pay a commitment fee based on the average daily unused portion of the commitments under the 2022 Revolving Credit Facility, a letter of credit fee equal to the margin then in effect with respect to the SOFR loans under the 2022 Revolving Credit Facility, a fronting fee and any customary documentary and processing charges for any letter of credit issued under the 2022 Credit Agreement. An increase of 100 basis points in the interest rate under the 2022 Credit Agreement would result in a decrease in income before income taxes of approximately $0.9 million on an annual basis based on the outstanding balance under the 2022 Credit Agreement as of December 31, 2023.
We expect changes in spread-based revenue to align with interest rates fluctuations in the United States.
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

Item 8. Financial Statements and Supplementary Data
AssetMark Financial Holdings, Inc.
Index to Consolidated Financial Statements
The following financial statements are filed as part of this Annual Report on form 10-K:

Page
Report of KPMG LLP, Independent Registered Public Accounting Firm	65
Auditor Name: KPMG LLP
Audit Firm ID: 185
Auditor Location: San Francisco, CA
Consolidated Financial Statements
Consolidated Balance Sheets	66
Consolidated Statements of Income and Comprehensive Income	67
Consolidated Statements of Changes in Stockholders’ Equity	68
Consolidated Statements of Cash Flows	69
Notes to Consolidated Financial Statements	70

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
AssetMark Financial Holdings, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of AssetMark Financial Holdings, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, based on our audits, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
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
/s/ KPMG LLP
We have served as the Company’s auditor since 2007.
San Francisco, California
March 14, 2024

AssetMark Financial Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except share data and par value)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$217,680	$123,274
Restricted cash	15,000	13,000
Investments, at fair value	18,003	13,714
Fees and other receivables, net	21,345	20,082
Income tax receivable, net	1,890	265
Prepaid expenses and other current assets	17,193	16,870
Total current assets	291,111	187,205
Property, plant and equipment, net	8,765	8,495
Capitalized software, net	108,955	89,959
Other intangible assets, net	684,142	694,627
Operating lease right-of-use assets	20,408	22,002
Goodwill	487,909	487,225
Other assets	19,273	13,417
Total assets	$1,620,563	$1,502,930
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$288	$4,624
Accrued liabilities and other current liabilities	75,554	69,196
Total current liabilities	75,842	73,820
Long-term debt, net	93,543	112,138
Other long-term liabilities	18,429	15,185
Long-term portion of operating lease liabilities	26,295	27,924
Deferred income tax liabilities, net	139,072	147,497
Total long-term liabilities	277,339	302,744
Total liabilities	353,181	376,564
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.001 par value (675,000,000 shares authorized and 74,372,889 and 73,847,596 shares issued and outstanding as of December 31, 2023 and 2022, respectively)	74	74
Additional paid-in capital	960,700	942,946
Retained earnings	306,622	183,503
Accumulated other comprehensive loss	(14)	(157)
Total stockholders’ equity	1,267,382	1,126,366
Total liabilities and stockholders’ equity	$1,620,563	$1,502,930
The accompanying notes are an integral part of the consolidated financial statements.

AssetMark Financial Holdings, Inc.
Consolidated Statements of Income and Comprehensive Income
(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue:
Asset-based revenue	$553,483	$534,182	$512,188
Spread-based revenue	120,262	56,798	8,568
Subscription-based revenue	15,179	13,020	6,381
Other revenue	19,575	7,695	3,162
Total revenue	708,499	611,695	530,299
Operating expenses:
Asset-based expenses	162,420	154,100	150,836
Spread-based expenses	1,244	1,571	1,427
Employee compensation	190,616	166,330	196,701
General and operating expenses	98,302	90,122	72,941
Professional fees	26,852	25,186	21,813
Depreciation and amortization	35,544	31,149	37,929
Total operating expenses	514,978	468,458	481,647
Interest expense	9,108	6,520	3,559
Other (income) expense, net	16,947	(43)	106
Income before income taxes	167,466	136,760	44,987
Provision for income taxes	44,347	33,499	19,316
Net income	123,119	103,261	25,671
Change in fair value of convertible notes receivable, net	143	(157)	—
Net comprehensive income	$123,262	$103,104	$25,671
Net income per share attributable to common stockholders:
Basic	$1.66	$1.40	$0.36
Diluted	$1.65	$1.40	$0.35
Weighted average number of common shares outstanding, basic	74,113,591	73,724,341	72,137,174
Weighted average number of common shares outstanding, diluted	74,438,332	73,872,828	72,399,213
The accompanying notes are an integral part of the consolidated financial statements.

AssetMark Financial Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2020	72,459,255	$72	$850,430	$54,571	$—	$905,073
Net income	—	—	—	25,671	—	25,671
Share-based employee compensation	—	—	53,637	—	—	53,637
Issuance of common stock – vesting of restricted stock units	106,110	1	(1)	—	—	—
Common stock issued in connection with business combination	994,028	1	24,909	—	—	24,910
Exercise of stock options	6,242	—	95	—	—	95
Cancellation of unvested restricted stock awards	(2,918)	—	—	—	—	—
Balance at December 31, 2021	73,562,717	$74	$929,070	$80,242	$—	$1,009,386
Net income	—	—	—	103,261	—	103,261
Share-based employee compensation	—	—	13,876	—	—	13,876
Change in fair value of convertible notes receivable, net	—	—	—	—	(157)	(157)
Issuance of common stock – vesting of restricted stock units	284,168	—	—	—	—	—
Exercise of stock options	711	—	—	—	—	—
Balance at December 31, 2022	73,847,596	$74	$942,946	$183,503	$(157)	$1,126,366
Net income	—	—	—	123,119	—	123,119
Share-based employee compensation	—	—	16,388	—	—	16,388
Change in fair value of convertible notes receivable, net	—	—	—	—	143	143
Issuance of common stock - vesting of restricted stock units	383,592	—	—	—	—	—
Exercise of stock options	116,746	—	1,366	—	—	1,366
Exercise of stock appreciation rights	24,955	—	—	—	—	—
Balance at December 31, 2023	74,372,889	$74	$960,700	$306,622	$(14)	$1,267,382
The accompanying notes are an integral part of the consolidated financial statements.

AssetMark Financial Holdings, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$123,119	$103,261	$25,671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,544	31,149	37,929
Interest (income) expense, net	(341)	541	700
Deferred income taxes	(9,132)	(6,673)	(1,562)
Share-based compensation	16,388	13,876	53,637
Debt acquisition cost write-down	92	130	—
Changes in certain assets and liabilities:
Fees and other receivables, net	(1,734)	(10,718)	163
Receivables from related party	480	568	(91)
Prepaid expenses and other current assets	4,737	2,346	2,460
Income tax receivable and payable, net	(1,486)	6,073	2,570
Accounts payable, accrued liabilities and other liabilities	7,006	(252)	7,500
Net cash provided by operating activities	174,673	140,301	128,977
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Adhesion Wealth, net of cash received	(3,000)	(43,861)	—
Purchase of Voyant, net of cash received	—	—	(124,161)
Purchase of convertible notes	(5,434)	(10,300)	—
Purchase of investments	(2,329)	(2,692)	(3,004)
Sale of investments	456	918	833
Purchase of property and equipment	(2,853)	(3,061)	(1,507)
Purchase of computer software	(41,473)	(35,996)	(33,145)
Net cash used in investing activities	(54,633)	(94,992)	(160,984)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt, net	—	122,508	—
Payments on revolving credit facility	(50,000)	(115,000)	(35,000)
Payments on term loan	(25,000)	(6,250)	—
Proceeds from credit facility draw down	50,000	—	75,000
Proceeds from exercise of stock options	1,366	—	95
Net cash (used in) provided by financing activities	(23,634)	1,258	40,095
Net change in cash, cash equivalents, and restricted cash	96,406	46,567	8,088
Cash, cash equivalents, and restricted cash at beginning of period	136,274	89,707	81,619
Cash, cash equivalents, and restricted cash at end of period	$232,680	$136,274	$89,707
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid, net	$54,520	$33,637	$19,796
Interest paid	$9,947	$4,087	$2,828
Non-cash operating, investing, and financing activities:
Non-cash changes to right-of-use assets	$3,360	$3,775	$933
Non-cash changes to lease liabilities	$3,360	$3,775	$933
Non-cash change in fair value of convertible notes	$143	$(157)	$—
Common stock issued in acquisition of business	$—	$—	$24,910
The accompanying notes are an integral part of the consolidated financial statements.

AssetMark Financial Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2023 and 2022
All dollar amounts presented are in thousands for all notes, other than per share and share price amounts.
Note 1. Overview
Organization and Nature of Business
These consolidated financial statements include AssetMark Financial Holdings, Inc (“AFHI”) and its subsidiaries, which include AssetMark, Inc., AssetMark Trust Company, AssetMark Brokerage, LLC, AssetMark Services, Inc. d/b/a AssetMark Retirement Services, Inc., Global Financial Private Capital, Inc., Voyant, Inc., Voyant UK Limited, Voyant Financial Technologies Inc., Voyant Australia Pty Ltd and Atria Investments, Inc. d/b/a Adhesion Wealth. The entities listed above are collectively referred to as the “Company”.
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
AssetMark Brokerage, LLC (“AMB”) is a limited-purpose broker-dealer located in Concord, California and was incorporated under the laws of the State of Delaware on September 25, 2013. AMB’s primary function is to distribute the proprietary mutual funds of AMI and to sponsor the FINRA licensing of those employees who provide distribution support through promotion of the AMI programs and strategies that employ the mutual funds.
Voyant, Inc. (“Voyant”), is a SaaS-based financial planning, wellness and client digital engagement solutions company that was originally formed in Texas on December 29, 2005 and was converted to a Delaware corporation on November 21, 2008.
Atria Investments, Inc. (“Adhesion Wealth”), doing business as Adhesion Wealth, is a registered investment adviser that was formed as a limited liability company under the laws of the State of North Carolina on March 29, 2007, and was converted to a corporation under the laws of the State of North Carolina on December 22, 2022. Adhesion Wealth offers a broad array of services and solutions, including overlay management, investment solutions, flexible desktop technology and a manager marketplace.
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
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). For the year ended December 31, 2022, the Company reclassified $6,611 in the accompanying consolidated statements of income and comprehensive income from spread-based expenses to offset spread-based revenue to account for interest credited to customer accounts on a net basis in order to correct an immaterial error. The adjustment had no effect on the current year or previous years’ reported net income, earnings per-share, balance sheet, stockholders’ equity, and cash flows. Management has deemed the error to be immaterial to the financial statements taken as a whole.

AssetMark Financial Holdings, Inc.
Notes to Consolidated Financial Statements – Continued
December 31, 2023 and 2022
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
Geographic Sources of Revenue
Revenues attributable to customers outside of the United States totaled $16,054, $14,484, and $6,926 in the years ended December 31, 2023, 2022, and 2021 respectively.
No single customer accounted for more than 10% of the Company’s revenue in any of the periods presented. There were no customers that represented more than 10% of the Company’s accounts receivable balance as of December 31, 2023 and 2022, respectively.
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
December 31, 2023 and 2022
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	December 31,
	2023	2022	2021
Cash and cash equivalents	$217,680	$123,274	$76,707
Restricted cash	15,000	13,000	13,000
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$232,680	$136,274	$89,707
Investment Securities
The Company’s investments primarily comprise of equity and debt security investments for the Company’s rabbi trust and investment securities funds. The Company may sell these securities at any time for use in its current operations or for other purposes. These funds invest in securities which are actively traded and fair values for these securities are based on quoted market prices. Unrealized holding gains and losses are reported as other (income) expense, net. Realized gains and losses from sales are determined on a specific-identification basis. Dividend and interest income are recognized when earned.
Fees and Other Receivables
Fee and other receivables represent service fees and advisory fees receivable, interest earned on cash assets custodied through ATC as well as miscellaneous custody fees in arrears. Fee and other receivables are recorded at the invoiced amount, net of allowances. These allowances are based on historical experience and evaluation of potential risk of loss associated with delinquent accounts. The allowance for doubtful accounts was $179 and $39 as of December 31, 2023 and 2022, respectively.
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
The accounting guidance for fair value measurements establishes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:
•Level 1 – Observable inputs that reflect quoted prices for identical assets or liabilities in active markets.
•Level 2 – Inputs that are directly or indirectly observable in the marketplace.
•Level 3 – Unobservable inputs that are supported by little or no market activity.
As of each reporting period, all assets recorded at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 9 for more information regarding fair value measurements.
Business Combinations
When the Company acquires a business, management allocates the purchase price to the net tangible and identifiable intangible assets acquired. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates are based on market and income approaches that include significant unobservable inputs. These estimates are inherently uncertain and unpredictable. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill.

AssetMark Financial Holdings, Inc.
Notes to Consolidated Financial Statements – Continued
December 31, 2023 and 2022
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
The Company has the option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount and determine whether further action is needed. If after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If after assessing the totality of events or circumstances it is determined that it is more likely than not that the carrying value of the reporting unit may exceed its fair value when considering qualitative factors, a quantitative goodwill impairment evaluation is performed. No impairment charges related to goodwill were recorded during the years ended December 31, 2023, 2022 and 2021.
Indefinite-lived intangible assets are tested for impairment annually and whenever events or changes in circumstances indicate the carrying value of indefinite-lived intangible assets may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, attrition of broker-dealers or enterprise customers, or changes in expected future cash flows. An impairment exists if the carrying value of the indefinite-lived intangible asset exceeds its fair value. The Company’s indefinite-lived intangible assets consist of broker-dealer relationships and enterprise distribution channel customer relationships. No impairment charges related to indefinite-lived intangible assets were recorded during the years ended December 31, 2023, 2022 and 2021. There were no changes in the indefinite useful life assigned to indefinite-lived intangible assets during the years ended December 31, 2023, 2022 and 2021.
AssetMark’s broad array of wealth management solutions are sold to individual investors through financial advisers associated with broker-dealers. The Company has long-standing, established relationships with these broker-dealers that are expected to result in future revenue and profit. While the relationships with the broker-dealers are contractual, the agreements have no fixed expiration dates or renewal terms, and there have been no instances of terminated agreements by either side to-date. Based on the foregoing, the acquired relationships with broker-dealers are identified and valued as a discrete indefinite-lived intangible asset. Acquired indefinite-lived intangible assets also consists of enterprise distribution channel relationships with financial institutions that are expected to result in future revenue and profit. While these relationships are contractual, they have no fixed expiration date and are expected to be renewed indefinitely. No such contracts have been terminated by either side to date. No impairment charges related to indefinite-lived intangible assets were recorded during the years ended December 31, 2023, 2022 and 2021.
Acquired definite-lived intangible assets consist of assets resulting from the Company’s acquisitions. Acquired definite-lived intangible assets are recorded at fair value on the date of acquisition and amortized over their estimated useful lives on a straight-line basis. The carrying amounts of long-lived assets, including property and equipment, capitalized internal-use software, and acquired definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the future undiscounted cash flows that the assets or the asset group are expected to generate. If the carrying value of the assets are not recoverable, the impairment recognized is measured as the amount by which the carrying value exceeds its fair value. No impairment charges related to long-lived assets and acquired definite-lived intangible assets were recorded during the years ended December 31, 2023, 2022 and 2021.
Property and Equipment
Property and equipment consist primarily of hardware, furniture and equipment and leasehold improvements. Depreciation is calculated on a straight‑line basis over the estimated useful lives of the related asset, generally three to ten years. Leasehold improvements are depreciated over the shorter of the economic useful life of the improvement or the remaining lease term. Depreciation expense for the years ended December 31, 2023, 2022 and 2021 was $2,583, $2,646 and $2,406, respectively.

AssetMark Financial Holdings, Inc.
Notes to Consolidated Financial Statements – Continued
December 31, 2023 and 2022
The following table shows balances of major classes of depreciable assets as of the date shown:

	December 31,
	2023	2022
Computer software and equipment	$10,727	$9,760
Furniture and equipment	4,502	3,918
Leasehold improvements	8,951	7,649
Total property and equipment	24,180	21,327
Less: accumulated depreciation	(15,415)	(12,832)
Property, plant and equipment, net	$8,765	$8,495
Capitalized Internal-Use Software
The Company capitalizes certain costs incurred during the application development stage in connection with software development for its platform and internal use. Costs related to the preliminary project activities and post-implementation activities are expensed as incurred. Capitalized costs are recorded as part of capitalized software, net on the Company’s consolidated balance sheets. Maintenance and training costs are expensed as incurred.
Capitalized internal-use software costs are amortized on a straight-line basis over the software estimated useful life, which is generally five years to nine years. The Company records amortization related to capitalized internal-use software within depreciation and amortization expense in the consolidated statements of income and comprehensive income. The Company evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were impairments of $393, $303 and $426 of internally developed software during the years ended December 31, 2023, 2022 and 2021, respectively.
Amortization expense for the years ended December 31, 2023, 2022 and 2021 was $22,476, $19,737 and $28,280, respectively. Accumulated amortization was $158,930 and $136,858 as of December 31, 2023 and 2022, respectively.
Revenue Recognition
The Company accounts for its revenue arrangements in accordance with FASB Topic 606 - Revenue from Contracts with Customers (“ASC 606”).
The Company recognizes revenue from services related to asset-based revenue, spread-based revenue, subscription-based revenue and other revenue.
•Asset-based revenue — The Company primarily derives revenue from fees assessed against customer’s assets under management or administration for services the Company provides to its customers. Such services include investment manager due diligence and research, portfolio diagnostics, proposal generation, investment model management, rebalancing and trading, portfolio performance reporting and monitoring solutions, billing, and back office and middle-office operations and custody services. Investment decisions for assets under management or administration are made by the Company’s customers. The fee arrangements are based on a percentage applied to the customers’ assets under management or administration. The performance obligation is satisfied over time because the customer is receiving and consuming the benefits as they are provided by the Company. Fees are generally calculated, billed and collected quarterly in advance on the preceding quarter-end customer asset values, and are recognized as revenue at the time the services are provided in the period. Fees related to assets under management or administration increase or decrease based on values of existing customer accounts. The values are affected by inflows or outflows of customer funds and market fluctuations.
•Spread-based revenue — The Company’s spread-based revenue is derived from providing Complete Cash Solutions to banks and clients. Spread-based revenue consists of the interest rate return earned on cash custodied at ATC. ATC utilizes third-party banks that accept deposits of client cash to generate

AssetMark Financial Holdings, Inc.
Notes to Consolidated Financial Statements – Continued
December 31, 2023 and 2022
interest from deposits which earns spread income for the Company. A portion of the proceeds from those investments are credited to client accounts. ATC is paid interest-rate sensitive fees calculated by reference to such deposits. The Company recognizes interest paid to clients on a net basis as the payment to the end clients is consideration payable to the customer and reduces the transaction price accordingly. The performance obligation is satisfied over time because the banks and clients are receiving and consuming the benefits of the Complete Cash Solutions as they are provided by the cash sweep provider.
•Subscription-based revenue — Subscription-based revenue represents revenue recognized from subscription fee arrangements in connection with financial planning and wealth management software solutions for use as a hosted application. Subscription fees from these applications are recognized over time on a ratable basis over the customer agreement term beginning on the date the solution is made available to the customer.
•Other revenue — Other revenue consists primarily of interest earned on operating cash held by the Company.
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
Spread-Based Expenses
The Company recognizes spread-based expenses when costs are incurred. Spread-based expenses relate to expenses paid to ATC’s third-party administrator for administering the custodian’s Complete Cash Solutions program.
Share-Based Compensation
Share-based compensation related to stock options and stock appreciation rights issued to officers and directors is measured based on the grant date fair value of the award and is recognized on a straight-line basis over the requisite service period.
The Company uses the Black-Scholes options pricing model to estimate the fair value of stock options and equity-settled stock appreciation rights. The risk-free interest rate is the U.S. Treasury Yield that corresponds with the expected term. Expected volatility is estimated based on the volatility of a group of comparable public companies. The expected term was estimated using the simplified method due to limited historical information. The Company does not expect to pay dividends on its common shares.
The Company uses the Lattice-Based pricing model to estimate the fair value of cash-settled stock appreciation rights. The risk-free interest rate is the U.S. Treasury Yield that corresponds with the expected term. Expected volatility is estimated based on the volatility of a group of comparable public companies. The expected term was estimated using the simplified method due to limited historical information. The Company does not expect to pay dividends related to the cash-settled stock appreciation rights. The suboptimal exercise multiple is estimated using published academic studies. The Company classifies cash-settled stock appreciation rights as liabilities and is included in accrued liabilities and other current liabilities in the Company's consolidated balance sheets. Cash-settled stock appreciation rights are accounted for at fair value and remeasured at each reporting date with any increases, or decreases, in the fair value will increase, or decrease, the associated liabilities and result in adjustments to income for the associated valuation losses or gains.

AssetMark Financial Holdings, Inc.
Notes to Consolidated Financial Statements – Continued
December 31, 2023 and 2022
Share-based compensation related to restricted stock awards and restricted stock units are measured on the grant date fair value of the award based on intrinsic value and are recognized on a straight-line basis over the requisite service period.
The Company accounts for forfeitures as they occur. See Note 15 for additional information related to share-based compensation.
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
Although the Company believes that it has adequately reserved for its uncertain tax positions, it can provide no assurance that the final tax outcome of these matters will not be materially different. The Company evaluates its uncertain tax positions on a regular basis and evaluations are based on a number of factors, including changes in facts and circumstances, changes in tax law, correspondence with tax authorities during the course of an audit and effective settlement of issues.
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

AssetMark Financial Holdings, Inc.
Notes to Consolidated Financial Statements – Continued
December 31, 2023 and 2022
Net Income per Share
Basic net income per share is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The computation of diluted net income per share is similar to the computation of basic net income per share, except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if dilutive potential shares of common stock had been issued.
Recently Adopted Accounting Pronouncements
In August 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this update require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. The Company adopted the new guidance prospectively on January 1, 2023. The adoption of ASU 2021-08 did not have a material impact on the Company's consolidated financial statements.
Recent Accounting Pronouncements – Issued Not Yet Adopted
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. The amendments in this update expands the annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The guidance becomes effective for the Company's annual fiscal period in 2024 and interim fiscal periods in 2025. Early adoption of the standard is permitted. The Company is currently evaluating the effect that ASU 2023-07 will have on its consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. The amendments in this update improve the effectiveness of income tax disclosures about income tax information through improvements primarily related to the rate reconciliation and income taxes paid information. The guidance becomes effective for the Company beginning January 1, 2025. Early adoption of the standard is permitted. The Company is currently evaluating the effect that ASU 2023-09 will have on its consolidated financial statements.
Note 3. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	December 31,
	2023	2022
Prepaid expenses	$10,906	$11,697
Operating lease right-of-use assets	4,795	4,387
Other	1,492	786
Total	$17,193	$16,870
Note 4. Business Combinations
Acquisition of Adhesion Wealth
On December 14, 2022, the Company acquired all of the issued and outstanding equity interests of Adhesion Wealth.
Adhesion Wealth is a leading provider of outsourced investment management solutions for RIAs. With Adhesion Wealth, advisers gain access to a scalable, multi-custodian platform upon which to grow successful practices. The Company acquired Adhesion Wealth to complement AssetMark’s curated suite of fully bundled capabilities and services

AssetMark Financial Holdings, Inc.
Notes to Consolidated Financial Statements – Continued
December 31, 2023 and 2022
designed specifically for RIAs and delivered through AssetMark Institutional, a fully-assembled holistic solution for RIAs that the Company launched in March of 2021.
The Company funded the acquisition with cash on hand. The consideration transferred in the acquisition, net of cash received, was $46,861.
The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

	Preliminary Estimate	Measurement Period Adjustments	Revised Estimate
Total tangible assets acquired	$6,136	$(14)	$6,122
Total liabilities assumed	(3,603)	(670)	(4,273)
Identifiable intangible assets	8,300	—	8,300
Goodwill	39,029	684	39,713
Total net assets acquired	$49,862	$—	$49,862
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
The results of Adhesion Wealth’s operations were included in the consolidated statements of income and comprehensive income beginning December 14, 2022 and were not considered material to the Company’s results of operations for the year ended December 31, 2022.
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

AssetMark Financial Holdings, Inc.
Notes to Consolidated Financial Statements – Continued
December 31, 2023 and 2022
The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Cash and cash equivalents	$8,027
Intangible assets	46,600
Goodwill	109,349
Other assets	2,896
Total assets acquired	166,872
Deferred income tax liabilities	(7,758)
Other liabilities	(2,016)
Total liabilities assumed	(9,774)
Total net assets acquired	$157,098
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
The results of Voyant’s operations were included in the consolidated statements of income and comprehensive income beginning July 1, 2021 and were not considered material to the Company’s results of operations for the year ended December 31, 2021.
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
In 2015, the Company created a rabbi trust to support the Company’s Deferred Compensation Plan, under which certain employees may defer their compensation and the Company will contribute the amounts to the rabbi trust. The rabbi trust subsequently invests the deferred compensation into diversified securities, and upon distribution, settles the deferred obligation in cash, which settlement includes the deferred compensation principal and any investment appreciation. The Company selects the investment options available for participants and is the primary beneficiary of the assets upon

AssetMark Financial Holdings, Inc.
Notes to Consolidated Financial Statements – Continued
December 31, 2023 and 2022
insolvency. The Company determined that the rabbi trust is a VIE and it is therefore consolidated. The VIE had investments at fair value of $17,486 and $13,602 as of December 31, 2023 and 2022, respectively, and other long-term liabilities of $17,486 and $13,602 as of December 31, 2023 and 2022, respectively. The VIE had other (income) expense of $2,373, $(2,542) and $1,690 related to the rabbi trust’s unrealized gains (losses) for the years ended December 31, 2023, 2022 and 2021, respectively.
Note 6. Goodwill and Other Intangible Assets
Goodwill
The Company’s goodwill balance was $487,909 and $487,225 as of December 31, 2023 and 2022, respectively.
Other Intangible Assets
Information regarding the Company’s intangible assets is as follows:

December 31, 2023	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived intangible assets:
Broker-dealer relationships	$570,480	$—	$570,480
Enterprise distribution channel customer relationships	17,500	—	17,500
Definite-lived intangible assets:
Trade names	50,530	(17,305)	33,225
Technology	19,600	(5,694)	13,906
Customer relationships	36,450	(9,846)	26,604
Regulatory licenses	34,850	(12,488)	22,362
Non-compete agreements	400	(335)	65
Total	$729,810	$(45,668)	$684,142

December 31, 2022	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived intangible assets:
Broker-dealer relationships	$570,480	$—	$570,480
Enterprise distribution channel customer relationships	17,500	—	17,500
Definite-lived intangible assets:
Trade names	50,530	(14,573)	35,957
Technology	19,600	(2,717)	16,883
Customer relationships	36,450	(6,948)	29,502
Regulatory licenses	34,850	(10,745)	24,105
Non-compete agreements	400	(200)	200
Total	$729,810	$(35,183)	$694,627
The weighted average estimated remaining useful life was 10.7 years for definite-lived intangible assets as of December 31, 2023. Amortization expense for definite-lived intangible assets was $10,485, $8,766 and $7,243, for the years ended December 31, 2023, 2022 and 2021, respectively.

AssetMark Financial Holdings, Inc.
Notes to Consolidated Financial Statements – Continued
December 31, 2023 and 2022
Estimated amortization expense for definite‑lived intangible assets for future years is as follows:

Year Ended December 31:	Estimated amortization
2024	$10,425
2025	10,308
2026	9,158
2027	9,158
2028	9,158
2029 and thereafter	47,955
Total	$96,162
Note 7. Accrued Liabilities and Other Current Liabilities
The following table shows the breakdown of accrued liabilities and other current liabilities:

	December 31,
	2023	2022
Accrued bonus	$22,643	$19,813
Compensation and benefits payable	12,941	13,403
Asset-based payables	6,255	840
Reserve for uncertain tax positions	4,640	4,136
Current portion of operating lease liabilities	4,522	4,485
Current portion of long-term debt, net	—	6,123
Other accrued expenses	24,553	20,396
Total	$75,554	$69,196
Note 8. Other Long-Term Liabilities
Other long-term liabilities consisted of the following:

	December 31,
	2023	2022
Deferred compensation plan liability	$17,486	$13,602
Other	943	1,583
Total	$18,429	$15,185

AssetMark Financial Holdings, Inc.
Notes to Consolidated Financial Statements – Continued
December 31, 2023 and 2022
Note 9. Fair Value Measurements
The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value in the consolidated balance sheets as of December 31, 2023 and 2022, based on the three-tier fair value hierarchy:

	December 31, 2023
	Fair Value	Level I	Level II	Level III
Assets:
Equity security investments	$517	$517	$—	$—
Assets to fund deferred compensation liability	17,486	17,486	—	—
Convertible notes receivable	17,078	—	—	17,078
Total assets	$35,081	$18,003	$—	$17,078
Liabilities:
Deferred compensation liability	$17,486	$17,486	$—	$—
Total liabilities	$17,486	$17,486	$—	$—

	December 31, 2022
	Fair Value	Level I	Level II	Level III
Assets:
Equity security investments	$112	$112	$—	$—
Assets to fund deferred compensation liability	13,602	13,602	—	—
Convertible notes receivable	10,352	—	—	10,352
Total assets	$24,066	$13,714	$—	$10,352
Liabilities:
Deferred compensation liability	$13,602	$13,602	$—	$—
Total liabilities	$13,602	$13,602	$—	$—
Fair Value of Equity Security Investments
The fair values of the Company’s equity security investments assets consist of funds that invest in listed equity and debt securities which are actively traded and valued based on quoted market prices.
Fair Value of Deferred Compensation Asset and Liability
The fair value of the Company's deferred compensation asset is comprised of investments in funds which are actively traded and based on quoted market prices. The Company recognized unrealized gains (losses) of $2,373, $(2,542) and $1,690 related to this asset within other (income) expense, net within the consolidated statements of income and comprehensive income for the years ended December 31, 2023, 2022 and 2021, respectively.
The deferred compensation liability is included in other long-term liabilities in the consolidated balance sheets and its fair market value is based on quoted market prices of the various investment funds in the Company’s rabbi trust that the participants have selected. The Company recognized other (income) expense, net of $(2,373), $2,542 and $(1,690) related to this liability within the consolidated statements of income and comprehensive income for the years ended December 31, 2023, 2022 and 2021, respectively.
See Note 5 for more details.
Fair Value of Convertible Notes Receivable
On June 20, 2023, the Company, as lender, entered into a loan and security agreement under which the Company agreed to purchase up to $15,000 in principal amount of convertible notes from the borrower. The notes are convertible, at

AssetMark Financial Holdings, Inc.
Notes to Consolidated Financial Statements – Continued
December 31, 2023 and 2022
the Company’s election, into shares of the borrower’s common stock at the end of 2029. The convertible notes are classified as available for sale, and included in other assets in the Company’s consolidated balance sheets. On August 9, 2022, the Company, as lender, entered into a loan and security agreement under which the Company agreed to purchase up to $25,000 in principal amount of convertible notes from the borrower. The notes are convertible, at the Company’s election, into shares of the borrower’s common stock at the end of 2025. The convertible notes are classified as available for sale, and included in other assets in the Company’s consolidated balance sheets, respectively.
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
The change in fair values of the convertible notes receivable, net, are recognized as other comprehensive income in the consolidated statements of income and comprehensive income. The Company recognized a change in fair value, net of tax, of $143 and $(157) for the years ended December 31, 2023 and 2022, respectively.
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
Note 11. Leases
The following table illustrates information for the Company's operating leases for the years ended December 31, 2023, 2022, and 2021:

AssetMark Financial Holdings, Inc.
Notes to Consolidated Financial Statements – Continued
December 31, 2023 and 2022

	December 31,
	2023	2022	2021
Operating lease cost	$6,030	$5,321	$5,170
Variable lease cost	933	651	773
Cash paid for amounts included in the measurement of the operating lease liabilities	6,434	5,713	5,407
Supplemental weighted-average information related to the Company's operating leases was as follows:

	December 31,
	2023	2022
Weighted average remaining lease term (in years)	5.7	5.9
Weighted average discount rate	5.17%	4.65%
Future minimum lease payments under non-cancellable leases, as of December 31, 2023, were as follows:

2024	$6,845
2025	6,944
2026	6,737
2027	6,582
2028	5,303
2029 and thereafter	4,385
Total future minimum lease payments	36,796
Less: imputed interest	(5,979)
Total operating lease liabilities	$30,817
Note 12. Asset-Based Expenses
Asset-based expenses incurred by the Company relating to the generation of asset-based revenue were as follows:

	Year Ended December 31,
	2023	2022	2021
Strategist and manager fees	$140,814	$135,992	$128,490
Premier broker-dealer fees	9,585	6,300	9,461
Custody fees	6,416	6,676	6,712
Fund advisory fees	5,237	4,837	4,402
Other	368	295	1,771
Total	$162,420	$154,100	$150,836

AssetMark Financial Holdings, Inc.
Notes to Consolidated Financial Statements – Continued
December 31, 2023 and 2022
Note 13. Income Taxes
The Company’s income tax provision was as follows:

	Year Ended December 31,
	2023	2022	2021
Current provision
Federal	$43,214	$31,348	$16,273
State	10,255	8,798	4,605
Foreign	10	26	—
Total current provision	53,479	40,172	20,878
Deferred benefit
Federal	(8,863)	(5,061)	(578)
State	(269)	(1,608)	(984)
Foreign	—	(4)	—
Total deferred benefit	(9,132)	(6,673)	(1,562)
Total income tax expense	$44,347	$33,499	$19,316
The Company paid income taxes of $54,678, $34,059 and $19,796 for the years ended December 31, 2023, 2022 and 2021, respectively.
The reconciliation of the federal statutory tax rate to the Company’s effective income tax rate was as follows:

	Year Ended December 31,
	2023	2022	2021
Statutory U.S. federal income tax rate:	21.00%	21.00%	21.00%
Increase in rate resulting from:
Non-deductible meals & entertainment	0.12%	0.01%	0.10%
Penalties	1.19%	—%	—%
Qualified transportation fringe benefits	0.03%	0.03%	0.09%
Equity compensation	0.23%	0.27%	19.22%
Executive compensation limitation	0.86%	0.16%	1.28%
State income tax, net of federal income tax effect	4.72%	4.05%	6.03%
Unrecognized tax benefits	(0.11)%	0.05%	1.70%
Research & development tax credit	(0.87)%	(1.39)%	(5.21)%
Return to provision	(0.34)%	0.06%	(1.76)%
Other, net	(0.35)%	0.25%	0.48%
Effective rate	26.48%	24.49%	42.93%

AssetMark Financial Holdings, Inc.
Notes to Consolidated Financial Statements – Continued
December 31, 2023 and 2022
The components of the Company’s deferred income tax liability, net was as follows:

	December 31,
	2023	2022
Assets:
Accrued expenses	$9,030	$7,633
Federal benefit of state tax expense	6,180	5,790
Federal and state net operating loss carryforwards	12,938	15,598
Tax credit carryforwards	3,270	2,885
Operating lease liabilities	8,118	8,549
Share-based compensation	5,597	5,359
Other	47	103
Total deferred income tax assets	45,180	45,917
Liabilities:
Other intangible assets	169,372	170,407
Property and equipment, and capitalized software	6,137	14,307
Operating lease right-of-use assets	6,638	6,960
Other	2,105	1,740
Total deferred income tax liabilities	184,252	193,414
Net deferred income tax liability	$139,072	$147,497

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. During 2023 and 2022, the Company evaluated the realizability of its net deferred tax assets based on available positive and negative evidence. During 2023 and 2022, the Company concluded that it is more likely than not that all of the benefits of the deferred tax assets will be realized, except for a portion of its state net operating loss carryforwards that would expire unused. As a result, the Company has established a valuation allowance of $87 as of December 31, 2023 and 2022.
The Company's federal net operating loss carryforwards amounted to $8,282 and $13,380 as of December 31, 2023 and 2022, respectively. If unused, $4,733 of the Company’s federal net operating loss carryforwards will begin to expire in 2027. $3,549 of the Company’s net operating losses were generated after 2017 and will carryforward indefinitely. The Company's state net operating loss carryforwards amounted to $243,058 and $261,037, as of December 31, 2023 and 2022, respectively. It is expected that the utilization limitation of Internal Revenue Code Section 382 will cause $113,873 of the Company’s state net operating loss carryforwards to expire unused, and these amounts are not included in the Company’s gross deferred income tax asset. If unused, the Company’s state net operating loss carryforwards will begin to expire in 2027. The Company had state tax credit carryforwards of $3,270 and $2,762 as of December 31, 2023 and 2022, respectively, which do not expire and can be carried forward indefinitely.

AssetMark Financial Holdings, Inc.
Notes to Consolidated Financial Statements – Continued
December 31, 2023 and 2022
The reconciliation of the beginning and ending amounts of the Company’s unrecognized tax benefits is as follows:

	December 31,
	2023	2022
Balance, beginning of year	$5,655	$4,918
Increases related to prior year tax positions	723	313
Decreases related to prior year tax positions	(224)	—
Decreases related to prior year tax positions due to closure of statute	(771)	(389)
Increases related to current year tax positions	918	813
Balance, end of year	$6,301	$5,655
The Company had unrecognized tax benefits of $6,301 and $5,655 as of December 31, 2023 and 2022, respectively, primarily related to research and development tax credits and states in which the Company had nexus but did not file tax returns. The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate was $5,443 and $4,979 as of December 31, 2023 and 2022, respectively.
For the years ended December 31, 2023, 2022 and 2021, the Company recorded an expense of $278, $145 and $296 for interest and penalties related to unrecognized tax benefits as part of income tax expense, respectively. Total accrued interest and penalties related to unrecognized tax benefits as of December 31, 2023 and 2022, were $1,124 and $845, respectively.
The Company files U.S. Federal income tax returns and various state and local tax returns. The Company is no longer subject to U.S. Federal and state tax examinations for years through 2018.
Note 14. Stockholders’ Equity
Each holder of Company common stock is entitled to one vote per share, to receive dividends and, upon liquidation or dissolution, to receive all assets available for distribution to such stockholder. The stockholders have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.
As of December 31, 2023, the Company had authorized 675,000,000 shares of common stock and 75,000,000 shares of preferred stock, both with a par value of $0.001 per share, and, 74,372,889 shares of common stock and zero shares of preferred stock were issued and outstanding.
Note 15. Share-Based Employee Compensation
On July 3, 2019, the Company’s Board of Directors adopted, and the Company’s sole stockholder approved, the 2019 Equity Incentive Plan (the “2019 Equity Incentive Plan”), which became effective on July 17, 2019, the date of effectiveness of the Company’s initial public offering (the “IPO”) registration statement on Form S-1. As of December 31, 2023, 800,766 shares were available for issuance under the 2019 Equity Incentive Plan.
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
December 31, 2023 and 2022
The following is a summary of the activity for RSAs:

	Number of RSAs	Weighted-average grant-date fair value
Balance at December 31, 2020	4,198,133	$22.00
Vested	(4,195,215)	22.00
Forfeited	(2,918)	22.00
Balance at December 31, 2021	—
Share-based compensation expense related to the RSAs was $0, $0 and $41,715 for the years ended December 31, 2023, 2022 and 2021, respectively.
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
The following weighted-average assumptions and fair values were used to value options granted during the year ended December 31, 2019:

2019
Grant date fair value of options	$7.73
Risk free rate	1.9%
Expected volatility	32.8%
Dividend yield	—
Expected term (in years)	6.0
The following is a summary of the activity for stock options:

	Number of options	Weighted-average exercise price	Aggregate intrinsic value	Weighted-average remaining contractual term (years)
Balance at December 31, 2020	900,271	$22.00	$1,981	8.5
Exercised	(17,860)	22.00	67
Forfeited	(10,206)	22.00	37
Balance at December 31, 2021	872,205	22.00	3,672	5.5
Exercised	(17,010)	22.00	17
Expired	(51,602)	22.00	29
Forfeited	(20,699)	22.00	16
Balance at December 31, 2022	782,894	22.00	783	4.3
Exercised	(373,918)	22.00	1,670
Balance at December 31, 2023	408,976	22.00	3,251	5.5
Options vested and exercisable at December 31, 2023	408,976	$22.00	$3,251	5.5

AssetMark Financial Holdings, Inc.
Notes to Consolidated Financial Statements – Continued
December 31, 2023 and 2022
Share-based compensation expense related to the stock options was $0, $670 and $2,386 for the years ended December 31, 2023, 2022 and 2021, respectively.
Restricted Stock Units
Periodically, the Company issues restricted stock units (“RSUs”) to all officers, certain employees and independent directors of the board under the 2019 Equity Incentive Plan. Most of these RSUs are scheduled to vest in substantially equal installments on each of the first four anniversaries of their grant date.
The following is a summary of the activity for unvested RSUs:

	Number of RSUs	Weighted-average grant-date fair value
Balance at December 31, 2020	343,735	$27.63
Granted	819,011	25.35
Vested	(106,110)	27.30
Forfeited	(33,237)	26.65
Balance at December 31, 2021	1,023,399	25.87
Granted	525,195	21.29
Vested	(284,168)	25.93
Forfeited	(82,387)	25.41
Balance at December 31, 2022	1,182,039	23.85
Granted	635,955	29.91
Vested	(383,592)	24.23
Forfeited	(163,742)	26.97
Balance at December 31, 2023	1,270,660	$26.37
Share-based compensation expense related to the RSUs was $11,058, $8,129 and $6,104 for the years ended December 31, 2023, 2022 and 2021, respectively.
There was $27,141 of total unrecognized compensation cost related to unvested RSUs granted under the 2019 Equity Incentive Plan as of December 31, 2023. These costs are expected to be recognized over a weighted average period of 2.7 years as of December 31, 2023. The total fair value of RSUs vested was $11,493 during the year ended December 31, 2023.
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

AssetMark Financial Holdings, Inc.
Notes to Consolidated Financial Statements – Continued
December 31, 2023 and 2022
The following assumptions and fair values were used to value Equity-settled SARs granted during the periods indicated:

	2023	2022	2021
Weighted-average grant date fair value of Equity-settled SARs	$13.96	$8.67	$9.81
Risk free rate	3.79%	3.05%	0.63% - 1.04%
Expected volatility	41%	37%	37% - 39%
Dividend yield	—	—	—
Expected term (in years)	6.25	6.25	6.25
The following is a summary of the activity for Equity-settled SARs:

	Number of Equity-settled SARs	Weighted-average exercise price	Aggregate intrinsic value	Weighted-average remaining contractual term (years)
Balance at December 31, 2020	831,902	$28.42	$139	9.4
Granted	894,411	25.59	363
Forfeited	(38,111)	27.12	10
Expired	(4,688)	28.48	—
Balance at December 31, 2021	1,683,514	$26.94	571	8.6
Granted	1,030,037	20.72	—
Forfeited	(85,551)	26.58	31
Expired	(31,361)	27.88	—
Balance at December 31, 2022	2,596,639	$24.48	2,324	8.3
Granted	109,889	30.30	—
Forfeited	(410,609)	23.84	1,935
Exercised	(339,150)	25.97	661
Balance at December 31, 2023	1,956,769	$24.68	10,336	7.5
Equity-settled SARs vested and exercisable at December 31, 2023	912,542	$25.86	$3,729	7.1
Share-based compensation expense related to the Equity-settled SARs was $5,330, $5,077 and $3,432 for the years ended December 31, 2023, 2022 and 2021, respectively.
There was $7,308 of total unrecognized compensation cost related to unvested Equity-settled SARs granted under the 2019 Equity Incentive Plan as of December 31, 2023. These costs are expected to be recognized over a weighted-average period of 2.1 years as of December 31, 2023.
Cash-settled Stock Appreciation Rights
The Company issued cash-settled stock appreciation rights (“Cash-settled SARs”) to certain officers with respect to shares of the Company’s common stock under the 2019 Equity Incentive Plan. Each Cash-settled SAR has a strike price equal to the fair market value of the Company’s common stock on the date of grant and is scheduled to vest and become exercisable in substantially equal installments on each of the first four anniversaries of their grant date, subject to the recipient’s continued employment through the vesting date, and has a ten-year contractual term. Upon exercise, each of

AssetMark Financial Holdings, Inc.
Notes to Consolidated Financial Statements – Continued
December 31, 2023 and 2022
these Cash-settled SARs will be settled in cash with a value equal to the excess, if any, of the fair market value of the Company’s common stock measured on the exercise date over the strike price.
The following assumptions and fair value were used to value Cash-settled SARs granted during the year ended December 31, 2023:

2023
Weighted-average grant date fair value of Cash-settled SARs	$15.01
Risk free rate	4.57%
Expected volatility	40%
Dividend yield	—
Expected term (in years)	9.7
Suboptimal exercise multiple	3.0
The following is a summary of the activity for Cash-settled SARs:

	Number of Cash-settled SARs	Weighted-average exercise price	Aggregate intrinsic value	Weighted-average remaining contractual term (years)
Balance at December 31, 2022	—	$—	$—
Granted	338,907	30.30	—
Forfeited	(172,798)	30.30	—
Balance at December 31, 2023	166,109	$30.30	—	9.4
Cash-settled SARs vested and exercisable at December 31, 2023	—	$—	$—	9.4
Share-based compensation expense related to the Cash-settled SARs was $353, $0 and $0 for the years ended December 31, 2023, 2022 and 2021, respectively.
There was $2,141 of total unrecognized compensation cost related to unvested Cash-settled SARs granted under the 2019 Equity Incentive Plan as of December 31, 2023. These costs are expected to be recognized over a weighted-average period of 3.4 years as of December 31, 2023.
Note 16. Employee Benefit Plan
The Company has a tax-qualified defined contribution plan (the “Benefit Plan”). All full-time and part-time employees are eligible to participate in the Benefit Plan upon hire. The Benefit Plan provides retirement benefits, including provisions for early retirement and disability benefits, as well as a tax-deferred savings feature. Participants must attain two years of service to reach full vesting on the Company matching contributions. The Company contributed $7,337, $6,779 and $6,043 to the Benefit Plan for the years ended December 31, 2023, 2022 and 2021, respectively.
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
December 31, 2023 and 2022
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
Because the Company operates in a highly regulated industry, the Company and its subsidiaries are regularly subject to examinations by the SEC and other relevant regulators. As disclosed since the fall of 2020, in July 2020, AMI received an examination report from the SEC’s Division of Examinations requesting that AMI and certain subsidiaries of AFHI take corrective actions. The Company’s subsidiaries also received related subpoenas from the SEC Division of Enforcement for production of documents and testimony. In September 2023, the Company reached a settlement with the SEC regarding the matter at issue without admitting or denying the SEC’s findings. The Company paid a civil penalty of $9,500 as well as disgorgement and prejudgment interest of $8,827, which will be distributed to impacted customers once the SEC approves the distribution plan. The Company also consented to, and intends to, comply with certain undertakings under the settlement. The settlement has been included within other (income) expense, net within the consolidated statements of income and comprehensive income for the year ended December 31, 2023.
Other Contingencies
In connection with the acquisition of Adhesion Wealth, the Company may incur contingent compensation obligations with respect to certain Adhesion Wealth employees based upon the achievement of certain milestones and their continued employment with the Company. The potential payouts are based on performance attributable to 2025 and 2026. The payouts were indeterminable at the balance sheet date and no amounts have been accrued or disclosed in the accompanying consolidated financial statements with respect to these contingencies.
Note 18. Net Capital and Minimum Capital Requirements
ATC, regulated by the Arizona Department of Insurance and Financial Institutions (“AZDIFI”) is required by state regulation 6-856 to maintain $13,875 and $11,500 in liquid capital (as defined by the AZDIFI) based on asset levels as of December 31, 2023 and 2022, respectively.
AMB, regulated by the SEC, is required to maintain $178 and $16 in net capital (as defined by the SEC) as of December 31, 2023 and 2022, respectively.
As of December 31, 2023 and 2022, these entities have met the capital requirements set forth by their respective regulatory authority.
Note 19. Related Party Transactions
As of December 31, 2023 and 2022, the Company had a receivable due from Huatai Securities Co., Ltd. (“HTSC”) of $250 and $0, respectively, which represents the cash paid by the Company on behalf of HTSC for certain professional services rendered to HTSC related to International Financial Reporting Standards audit fees required for HTSC’s consolidated audit.
Note 20. Net Income Per Share Attributable to Common Stockholders
Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. For the calculation of diluted net income per share, the basic weighted average number of shares of common stock outstanding is increased by the dilutive effect (if any) of stock options, restricted stock units and equity-settled SARs.

AssetMark Financial Holdings, Inc.
Notes to Consolidated Financial Statements – Continued
December 31, 2023 and 2022
The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income per share attributable to common stockholders:

	Year Ended December 31,
	2023	2022	2021
Net income attributable to common stockholders	$123,119	$103,261	$25,671

Weighted average number of shares of common stock used in computing net income per share attributable to common stockholders, basic	74,113,591	73,724,341	72,137,174
Net income per share attributable to common stockholders, basic	$1.66	$1.40	$0.36

Weighted average shares used in computing net income per share attributable to common stockholders, basic	74,113,591	73,724,341	72,137,174
Effect of dilutive shares:
Stock options	86,155	—	9,913
Unvested RSUs	237,863	148,487	252,126
Equity-settled SARs	723	—	—
Diluted number of weighted-average shares outstanding	74,438,332	73,872,828	72,399,213
Net income per share attributable to common stockholders, diluted	$1.65	$1.40	$0.35
The following securities were not included in the computation of diluted shares because such securities did not have a dilutive effect:

	As of December 31,
	2023	2022	2021
Stock options	—	782,894	—
Equity-settled SARs	1,941,700	2,596,639	1,683,514
RSUs	61,680	599,398	207,232
Total	2,003,380	3,978,931	1,890,746
Note 21. Subsequent Events
The Company has evaluated subsequent events from the balance sheet date through the date of the accompanying independent auditors’ report, which is the date at which the consolidated financial statements were available to be issued. Based on the Company’s evaluation, no matters were identified subsequent to the balance sheet date.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective, at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”
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
Item 9B. Other Information
Michael Kim, Chief Executive Officer and President, terminated a Rule 10b5-1 plan on November 9, 2023. The plan was adopted on May 26, 2023 and took effect on August 25, 2023, providing for the sale of up to 91,542 shares of our common stock.
Other than as disclosed above, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange act or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

AssetMark Financial Holdings, Inc.
Notes to Consolidated Financial Statements – Continued
December 31, 2023 and 2022
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
The remaining information required by this Item, is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023 pursuant to Regulation 14A.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023 pursuant to Regulation 14A.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023 pursuant to Regulation 14A.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023 pursuant to Regulation 14A.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023 pursuant to Regulation 14A.

AssetMark Financial Holdings, Inc.
Notes to Consolidated Financial Statements – Continued
December 31, 2023 and 2022
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)Financial Statements
The information concerning our financial statements and the Report of Independent Registered Public Accounting Firm required by this Item are incorporated by reference herein to the section of this Annual Report on Form 10-K in Item 8 titled “Consolidated Financial Statements and Supplementary Data.”
(b)Exhibits
See the Exhibit Index immediately following the section of this Annual Report on Form 10-K in Item 16 titled “Form 10-K Summary.”
(c)Financial Statement Schedules
All schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedules, or because the information required is included in the section of this Annual Report on Form 10-K in Item 8 titled the “Consolidated Financial Statements and Supplementary Data.”
Item 16. Form 10-K Summary
Not applicable.

AssetMark Financial Holdings, Inc.
Notes to Consolidated Financial Statements – Continued
December 31, 2023 and 2022
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company	S-1/A	333-232312	3.1	July 8, 2019
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of AssetMark Financial Holdings, Inc.	8-K	001-38980	3.1	June 7, 2023
3.3	Amended and Restated Bylaws of the Company	8-K	001-38980	3.1	July 22, 2019
4.1	Form of Common Stock Certificate	S-1/A	333-232312	4.1	July 8, 2019
4.2	Registration Rights Agreement by and between the Company and Huatai International Investment Holdings Limited, dated as of July 17, 2019	10-Q	001-38980	4.1	November 5, 2019
4.3	Description of Capital Stock					X
10.1	Amended and Restated Credit Agreement, dated as of January 12, 2022, by and among AssetMark Financial Holdings, Inc., Bank of Montreal, as the Administrative Agent, the Guarantors party thereto, and the Lenders party thereto.	8-K	001-38980	10.1	January 13, 2022
10.2†	ESG Amendment to the Amended and Restated Credit Agreement, dated as of October 25, 2022, by and between AssetMark Financial Holdings, Inc. and Bank of Montreal, as Sustainability Coordinator.	8-K	001-38980	10.1	November 10, 2022
10.3†	Beta Services Master Subscription Agreement, dated May 21, 2020, by and between BetaNXT, Inc. (f/k/a Refinitiv US LLC) and AssetMark Financial Holdings, Inc.	10-Q	001-38980	10.1	August 6, 2021
10.4†	First Amendment to Beta Services Agreement, dated July 20, 2022, by and between Beta Plus Technologies, Inc. and AssetMark Financial Holdings, Inc.					X
10.5	Master Services Agreement, dated April 18, 2017, by and between AssetMark, Inc. and Incedo Inc.	S-1	333-232312	10.6	June 24, 2019
10.6	Second Amendment, dated September 5, 2017, to the Master Services Agreement by and between Incedo Inc. and AssetMark, Inc.					X
10.7†	Master Services Agreement, dated August 1, 2017, by and between AssetMark, Inc. and Incedo, Inc. d/b/a IB Technology Solutions Inc.	S-1	333-232312	10.7	June 24, 2019
10.8†	First Amendment to the Master Services Agreement, dated as of January 1, 2022, by and between Incedo Inc. and AssetMark, Inc.	10-Q	001-38980	10.4	May 9, 2022
10.9†	CheckFree APL Master Agreement by and between CheckFree Services Corporation and the Company, f/k/a Genworth Financial Wealth Management, Inc., dated June 23, 2006, as amended on December 2, 2010, and as further amended on September 7, 2011, August 1, 2012, January 1, 2013, April 11, 2013, June 17, 2014, September 23, 2014, November 22, 2014, December 22, 2014, January 21, 2015, March 27, 2015, April 27, 2015, April 30, 2015, June 14, 2015, December 16, 2015 and March 9, 2017	S-1	333-232312	10.5	June 24, 2019
10.10†	Nineteenth Amendment to the CheckFree APL Master Agreement, dated as of March 16, 2022, by and between Tegra118 Wealth Solutions, Inc. and AssetMark, Inc.	10-Q	001-38980	10.2	May 9, 2022
10.11	Lease for facilities at 1655 Grant Street, Concord, California, dated May 29, 2013 and amended on May 13, 2015 and March 14, 2018	S-1	333-232312	10.1	June 24, 2019
10.12	Third Amendment to Office Lease for facilities at 1655 Grant Street, Concord, California, dated May 29, 2019, by and between Concord Technology Center Property Owner, LLC and AssetMark, Inc.	10-Q	001-38980	10.2	August 28, 2019
10.13	Fourth Amendment to Office Lease, dated as of June 1, 2020, by and between Concord Technology Center Property Owner, LLC and AssetMark Inc.	10-Q	001-38980	10.3	May 9, 2022
10.14†	Master Software License and Services Agreement, effective as of April 1, 2022, by and between AssetMark, Inc. and Redi2 Technologies, Inc., and the First Amendment to Master Software License and Services Agreement, dated as of July 29, 2022, by and between AssetMark, Inc. and Redi2 Technologies, Inc.	10-Q	001-38980	10.1	May 5, 2023

AssetMark Financial Holdings, Inc.
Notes to Consolidated Financial Statements – Continued
December 31, 2023 and 2022

10.15†	Subcustodial and Services Agreement by and among Fidelity Brokerage Services LLC, National Financial Services LLC and AssetMark Trust Company, dated as of November 1, 2005, as amended on February 22, 2007, and as further amended on December 13, 2011, June 23, 2015, July 23, 2015, June 1, 2018 and November 1, 2018	S-1	333-232312	10.4	June 24, 2019
10.16†
Amendment No. 9, dated as of January 22, 2021, and Amendment No. 10, dated as of March 25, 2021, to the Subcustodial and Services Agreement by and between Fidelity Brokerage Services LLC, National Financial Services LLC and AssetMark Trust Company.
						X
10.17#	Employment Agreement by and between the AssetMark Financial Holdings, Inc. and Natalie Wolfsen	8-K	001-38980	10.1	April 29, 2021
10.18#	Employment Agreement by and between the AssetMark Financial Holdings, Inc. and Michael Kim	8-K	001-38980	10.2	April 29, 2021
10.19	Form of Indemnification Agreement between the Company and each of its directors and executive officers	S-1	333-232312	10.12	June 24, 2019
10.20#	2019 Equity Incentive Plan	S-1	333-232312	10.10	June 24, 2019
10.21#	Form of Stock Option Award Notice and Agreement	S-1	333-232312	10.11	June 24, 2019
10.22#	Forms of Restricted Stock Unit Award and Notice Agreement	10-Q	001-38980	10.1	August 8, 2022
10.23#	Form of Long-Term Cash Incentive Award Agreement	10-Q	001-38980	10.3	August 8, 2022
10.24#	Form of Equity-Linked Stock Appreciation Right Award Notice and Agreement	10-Q	001-38980	10.1	August 4, 2023
10.25#	Form of Cash-Linked Stock Appreciation Right Award Notice and Agreement	10-Q	001-38980	10.2	August 4, 2023
21.1	Subsidiaries of the Company					X
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X
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
						X
32.1*	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Clawback Policy					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Formatted as Inline XBRL and Contained in Exhibit 101
_____________________________________
†The redacted information has been excluded because it is both (i) not material and (ii) of the type of information that the registrant customarily treats as private and confidential.
#Indicates management contract or compensatory plan, contract or agreement.
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

AssetMark Financial Holdings, Inc.
Notes to Consolidated Financial Statements – Continued
December 31, 2023 and 2022
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Concord, California, on March 14, 2024.

ASSETMARK FINANCIAL HOLDINGS, INC.

By:	/s/ Michael Kim
Michael Kim
Chief Executive Officer and President
(Principal Executive Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Michael Kim and Gary Zyla, and each of them, as his or her true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their, his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Act, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Kim	Director and Chief Executive Officer (principal executive officer)
Michael Kim		March 14, 2024

/s/ Gary Zyla	Chief Financial Officer (principal financial officer and principal accounting officer)
Gary Zyla		March 14, 2024

/s/ Xiaoning Jiao
Xiaoning Jiao	Chairman of the Board	March 14, 2024

/s/ Rohit Bhagat
Rohit Bhagat	Director	March 14, 2024

/s/ Patricia Guinn
Patricia Guinn	Director	March 14, 2024

/s/ Bryan Lin
Bryan Lin	Director	March 14, 2024

/s/ Ying Sun
Ying Sun	Director	March 14, 2024

/s/ Joseph Velli
Joseph Velli	Director	March 14, 2024

/s/ Lei Wang
Lei Wang	Director	March 14, 2024

/s/ Yi Zhou
Yi Zhou	Director	March 14, 2024