Form 10-Q
period 2024-03-31
AssetMark Financial Holdings, Inc.
filed 2024-05-07
CIK 1591587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2024, the number of shares of the registrant’s common stock outstanding was 74,400,366.

ASSETMARK FINANCIAL HOLDINGS, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. For example, statements in this Form 10-Q regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “would,” “could,” “should,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology that conveys uncertainty of future events or outcomes. In addition, any statements regarding our pending merger, including its anticipated timing, completion, effects and potential benefits; and other characterizations of future events or circumstances are forward-looking statements; any statements that refer to projections of our future financial performance and financial results; our anticipated growth strategies and anticipated trends in our business; our expectations regarding our industry outlook, market position, liquidity and capital resources, addressable market, investments in new products, services and capabilities; our ability to execute on strategic transactions; our ability to comply with existing, modified and new laws and regulations applying to our business; demand from our customers and end investors. These statements are only predictions based on our current expectations and projections about future events and are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and are subject to risks, uncertainties and assumptions, including those identified under “Item 1A. Risk Factors,” any of which could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. While we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. We are under no duty to update any of these forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our prior statements to actual results or revised expectations, except as required by law. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements as predictions of future events.

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
•While the Merger (as defined below) is pending, we are subject to business uncertainties and contractual restrictions that could harm our business relationships, financial condition, results of operations and business.
•The Merger may not be completed within the intended timeframe, or at all, and the failure to complete the Merger would adversely affect our business, results of operations, financial condition, and the market price of our common stock.
•Stockholder litigation could prevent or delay the closing of the Merger or otherwise negatively impact our business, operating results and financial condition.
•The Merger will involve substantial costs and require substantial management resources, which could adversely affect our operating results.
•In connection with the Merger, our current and prospective employees could experience uncertainty about their future with us. As a result, key employees may depart because of issues relating to such uncertainty.
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
•The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business, particularly after we are no longer an “emerging growth company.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
AssetMark Financial Holdings, Inc.
Condensed Consolidated Balance Sheets
(in thousands except share data and par value)

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$247,626	$217,680
Restricted cash	15,000	15,000
Investments, at fair value	20,573	18,003
Fees and other receivables, net	23,164	21,345
Income tax receivable, net	—	1,890
Prepaid expenses and other current assets	15,730	17,193
Total current assets	322,093	291,111
Property, plant and equipment, net	9,201	8,765
Capitalized software, net	113,123	108,955
Other intangible assets, net	681,519	684,142
Operating lease right-of-use assets	19,244	20,408
Goodwill	487,909	487,909
Other assets	23,737	19,273
Total assets	$1,656,826	$1,620,563
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$278	$288
Accrued liabilities and other current liabilities	60,430	75,554
Income tax payable, net	8,539	—
Total current liabilities	69,247	75,842
Long-term debt, net	93,567	93,543
Other long-term liabilities	20,541	18,429
Long-term portion of operating lease liabilities	24,885	26,295
Deferred income tax liabilities, net	139,072	139,072
Total long-term liabilities	278,065	277,339
Total liabilities	347,312	353,181
Stockholders’ equity:
Common stock, $0.001 par value (675,000,000 shares authorized and 74,399,237 and 74,372,889 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively)	74	74
Additional paid-in capital	964,868	960,700
Retained earnings	344,586	306,622
Accumulated other comprehensive loss	(14)	(14)
Total stockholders’ equity	1,309,514	1,267,382
Total liabilities and stockholders’ equity	$1,656,826	$1,620,563
The accompanying notes are an integral part of the condensed consolidated financial statements.

AssetMark Financial Holdings, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(in thousands except share and per share data)

	Three Months Ended March 31,
	2024	2023
Revenue:
Asset-based revenue	$149,984	$131,039
Spread-based revenue	30,093	31,999
Subscription-based revenue	4,252	3,544
Other revenue	5,937	3,716
Total revenue	190,266	170,298
Operating expenses:
Asset-based expenses	44,853	37,434
Spread-based expenses	389	293
Employee compensation	50,007	46,911
General and operating expenses	27,324	25,689
Professional fees	6,081	5,393
Depreciation and amortization	9,922	8,428
Total operating expenses	138,576	124,148
Interest expense	2,294	2,347
Other (income) expense, net	(332)	19,865
Income before income taxes	49,728	23,938
Provision for income taxes	11,764	6,716
Net income	37,964	17,222
Net comprehensive income	$37,964	$17,222
Net income per share attributable to common stockholders:
Basic	$0.51	$0.23
Diluted	$0.50	$0.23
Weighted average number of common shares outstanding, basic	74,383,265	73,890,162
Weighted average number of common shares outstanding, diluted	75,269,626	74,370,353
The accompanying notes are an integral part of the condensed consolidated financial statements.

AssetMark Financial Holdings, Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(in thousands except share data)
For the three months ended March 31, 2024 and 2023

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2022	73,847,596	$74	$942,946	$183,503	$(157)	$1,126,366
Net income	—	—	—	17,222	—	17,222
Share-based compensation	—	—	3,822	—	—	3,822
Issuance of common stock - vesting of restricted stock units	23,352	—	—	—	—	—
Exercise of stock options	52,765	—	—	—	—	—
Exercise of stock appreciation rights	499	—	—	—	—	—
Balance at March 31, 2023	73,924,212	$74	$946,768	$200,725	$(157)	$1,147,410

Balance at December 31, 2023	74,372,889	$74	$960,700	$306,622	$(14)	$1,267,382
Net income	—	—	—	37,964	—	37,964
Share-based compensation	—	—	4,168	—	—	4,168
Issuance of common stock - vesting of restricted stock units	23,351	—	—	—	—	—
Exercise of stock appreciation rights	2,997	—	—	—	—	—
Balance at March 31, 2024	74,399,237	$74	$964,868	$344,586	$(14)	$1,309,514
The accompanying notes are an integral part of the condensed consolidated financial statements.

AssetMark Financial Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$37,964	$17,222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,922	8,428
Interest expense, net	(159)	(9)
Share-based compensation	4,168	3,822
Debt acquisition cost write-down	—	92
Changes in certain assets and liabilities:
Fees and other receivables, net	(1,578)	(1,484)
Receivables from related party	(241)	(400)
Prepaid expenses and other current assets	2,493	1,738
Accounts payable, accrued liabilities and other current liabilities	(15,583)	3,871
Income tax receivable and payable, net	10,429	5,846
Net cash provided by operating activities	47,415	39,126
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Adhesion Wealth	—	(3,000)
Purchase of investments	(1,562)	(824)
Sale of investments	179	66
Purchase of property and equipment	(1,071)	(220)
Purchase of computer software	(10,833)	(9,954)
Purchase of convertible notes	(4,182)	—
Net cash used in investing activities	(17,469)	(13,932)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on term loan	—	(25,000)
Net cash used in financing activities	—	(25,000)
Net change in cash, cash equivalents, and restricted cash	29,946	194
Cash, cash equivalents, and restricted cash at beginning of period	232,680	136,274
Cash, cash equivalents, and restricted cash at end of period	$262,626	$136,468
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid, net	$1,324	$868
Interest paid	$2,104	$3,787
Non-cash operating and investing activities:
Non-cash changes to right-of-use assets	$—	$1,742
Non-cash changes to lease liabilities	$—	$1,742
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
AssetMark Brokerage, LLC (“AMB”) is a limited-purpose broker-dealer located in Concord, California and was incorporated under the laws of the State of Delaware on September 25, 2013. AMB’s primary function is to distribute the proprietary mutual funds of AMI and to sponsor the Financial Industry Regulatory Authority (“FINRA”) licensing of those employees who provide distribution support through promotion of the AMI programs and strategies that employ the mutual funds.
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
Note 2. Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation have been included. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ended December 31, 2024 or any future period. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
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

AssetMark Financial Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). For the three months ended March 31, 2023, the Company reclassified $6,264 in the accompanying unaudited condensed consolidated statements of comprehensive income from spread-based expenses to offset spread-based revenue to account for interest credited to customer accounts on a net basis in order to correct an immaterial error. The adjustment had no effect on the current year or the previous periods’ reported net income, earnings per-share, balance sheet, stockholders’ equity and cash flows. Management has deemed the error to be immaterial to the financial statements taken as a whole.
Geographic Sources of Revenue
Revenue attributable to customers outside of the United States totaled $4,237 and $3,726 in the three months ended March 31, 2024 and 2023, respectively.
Accounting Pronouncements – Issued Not Yet Adopted
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. The amendments in this update expand the annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The guidance becomes effective for the Company's annual fiscal period in 2024 and interim fiscal periods in 2025. Early adoption of the standard is permitted. The Company is currently evaluating the effect that ASU 2023-07 will have on its consolidated financial statements.
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
Note 3. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	March 31, 2024	December 31, 2023
Prepaid expenses	$9,674	$10,906
Operating lease right-of-use assets	4,813	4,795
Other	1,243	1,492
Total	$15,730	$17,193
Note 4. Goodwill and Other Intangible Assets
Goodwill
The Company’s goodwill balance was $487,909 as of March 31, 2024 and December 31, 2023. The Company performed an annual test for goodwill impairment based on the financial information available as of October 31, 2023 for the year ended December 31, 2023 and determined that goodwill was not impaired. The Company performed a qualitative analysis of factors and determined that goodwill was not impaired as of March 31, 2024.

AssetMark Financial Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Other Intangible Assets
Information regarding the Company’s intangible assets is as follows:

March 31, 2024	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived intangible assets:
Broker-dealer relationships	$570,480	$—	$570,480
Enterprise distribution channel customer relationships	17,500	—	17,500
Definite-lived intangible assets:
Trade names	50,530	(17,989)	32,541
Technology	19,600	(6,439)	13,161
Customer relationships	36,450	(10,572)	25,878
Regulatory licenses	34,850	(12,924)	21,926
Non-compete agreements	400	(367)	33
Total	$729,810	$(48,291)	$681,519

December 31, 2023	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived intangible assets:
Broker-dealer relationships	$570,480	$—	$570,480
Enterprise distribution channel customer relationships	17,500	—	17,500
Definite-lived intangible assets:
Trade names	50,530	(17,305)	33,225
Technology	19,600	(5,694)	13,906
Customer relationships	36,450	(9,846)	26,604
Regulatory licenses	34,850	(12,488)	22,362
Non-compete agreements	400	(335)	65
Total	$729,810	$(45,668)	$684,142

Amortization expense for definite-lived intangible assets was $2,623 and $2,616 for the three months ended March 31, 2024 and 2023, respectively. The Company performed an annual test for intangible assets impairment in October for the year ended December 31, 2023 and determined that intangible assets were not impaired. The Company performed a qualitative analysis of factors and determined that intangible assets were not impaired as of March 31, 2024.
Estimated amortization expense for definite‑lived intangible assets for future years is as follows:

Remainder of 2024	$7,802
2025	10,308
2026	9,158
2027	9,158
2028	9,158
2029 and thereafter	47,955
Total	$93,539

AssetMark Financial Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 5. Accrued Liabilities and Other Current Liabilities
The following table shows the breakdown of accrued liabilities and other current liabilities:

	March 31, 2024	December 31, 2023
Accrued bonus	$9,709	$22,643
Compensation and benefits payable	7,883	12,941
Asset-based payables	7,406	6,255
Reserve for uncertain tax positions	4,640	4,640
Current portion of operating lease liabilities	4,608	4,522
Other accrued expenses	26,184	24,553
Total	$60,430	$75,554
Note 6. Other Long-Term Liabilities
Other long-term liabilities consisted of the following:

	March 31, 2024	December 31, 2023
Deferred compensation plan liability	$20,029	$17,486
Other	512	943
Total	$20,541	$18,429

AssetMark Financial Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 7. Fair Value Measurements
The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value in the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, based on the three-tier fair value hierarchy:

	March 31, 2024
	Fair Value	Level I	Level II	Level III
Assets:
Equity securities investments	$544	$544	$—	$—
Assets to fund deferred compensation liability	20,029	20,029	—	—
Convertible notes receivable	21,607	—	—	21,607
Total assets	$42,180	$20,573	$—	$21,607
Liabilities:
Deferred compensation liability	$20,029	$20,029	$—	$—
Total liabilities	$20,029	$20,029	$—	$—

	December 31, 2023
	Fair Value	Level I	Level II	Level III
Assets:
Equity securities investments	$517	$517	$—	$—
Assets to fund deferred compensation liability	17,486	17,486	—	—
Convertible notes receivable	17,078	—	—	17,078
Total assets	$35,081	$18,003	$—	$17,078
Liabilities:
Deferred compensation liability	$17,486	$17,486	$—	$—
Total liabilities	$17,486	$17,486	$—	$—

Fair Value of Equity Securities Investments
The fair values of the Company’s equity securities investments consist of funds that invest in listed equity and debt securities which are actively traded and valued based on quoted market prices.

Fair Value of Deferred Compensation Assets and Liability
The fair value of the Company's deferred compensation assets is comprised of investments in funds which are actively traded and based on quoted market prices.
The deferred compensation liability is included in other long-term liabilities in the consolidated balance sheets and its fair market value is based on quoted market prices of the various investment funds in the Company’s rabbi trust that the participants have selected.

Fair Value of Convertible Notes Receivable
The fair value of the convertible notes receivable issued by the Company was estimated using a market yield method with significant inputs that are not observable in the market and thus represents a Level III fair value measurement. The significant inputs in the Company's Level III fair value measurement not supported by market activity included creditworthiness of the borrower, which management believes are appropriately discounted considering the uncertainties associated with these obligations, and are calculated in accordance with the terms of the respective agreement.

AssetMark Financial Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 8. Asset-Based Expenses
Asset-based expenses incurred by the Company relating to the generation of asset-based revenue are as follows:

	Three Months Ended March 31,
	2024	2023
Strategist and manager fees	$38,243	$33,205
Premier broker-dealer fees	3,734	1,311
Custody fees	1,627	1,503
Fund advisory fees	1,110	1,353
Other	139	62
Total	$44,853	$37,434
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
In March 2023, the Company paid down a total of $25,000, with the excess repayment above the scheduled amortizing payment to be applied to future quarterly principal payments through September 30, 2025.
Note 10. Share-Based Compensation
On July 3, 2019, the Company’s Board of Directors adopted, and the Company’s sole stockholder approved, the 2019 Equity Incentive Plan (the “2019 Equity Incentive Plan”), which became effective on July 17, 2019, the date of effectiveness of the Company’s initial public offering (the “IPO”) registration statement on Form S-1. As of March 31, 2024, 841,250 shares were available for issuance under the 2019 Equity Incentive Plan.

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
Share-based compensation expense related to the RSUs was $3,041 and $2,332 for the three months ended March 31, 2024 and 2023, respectively.
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
Share-based compensation expense related to Equity-settled SARs was $1,127 and $1,490 for the three months ended March 31, 2024 and 2023, respectively.
Cash-settled Stock Appreciation Rights
The Company issued cash-settled stock appreciation rights (“Cash-settled SARs”) to certain officers with respect to shares of the Company’s common stock under the 2019 Equity Incentive Plan. Each Cash-settled SAR has a strike price equal to the fair market value of the Company’s common stock on the date of grant and is scheduled to vest and become exercisable in substantially equal installments on each of the first four anniversaries of their grant date, subject to the recipient’s continued employment through the vesting date, and have a ten-year contractual term. Upon exercise, each of these Cash-settled SARs will be settled in cash with a value equal to the excess, if any, of the fair market value of the Company’s common stock measured on the exercise date over the strike price.
Compensation expense related to Cash-settled SARs was $313 and $0 for the three months ended March 31, 2024 and 2023, respectively.
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
Because the Company operates in a highly regulated industry, the Company and its subsidiaries are regularly subject to examinations by the SEC and other relevant regulators. As disclosed since the fall of 2020, in July 2020, AMI received an examination report from the SEC’s Division of Examinations requesting that AMI and certain subsidiaries of AFHI take corrective actions. The Company’s subsidiaries also received related subpoenas from the SEC Division of

AssetMark Financial Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Enforcement for production of documents and testimony. Based on discussions with the SEC enforcement staff, the Company recorded an accrual of $20,000 within other (income) expense, net within the unaudited condensed consolidated statements of comprehensive income for the three months ended March 31, 2023 for the expected resolution of this matter. In September 2023, the Company reached a settlement with the SEC regarding the matter at issue without admitting or denying the SEC’s findings. On September 29, 2023, the Company paid a civil penalty of $9,500 as well as disgorgement and prejudgment interest of $8,827, which will be distributed to impacted customers once the SEC approves the distribution plan. The Company also consented to, and intends to, comply with certain undertakings under the settlement.
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
The Company’s effective tax rate was 23.7% and 28.1% for the three months ended March 31, 2024 and 2023, respectively.
Note 13. Related Party Transactions
As of March 31, 2024 and December 31, 2023, the Company had amounts due from Huatai Securities Co., Ltd. (“HTSC”) of $491 and $250, respectively.
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

AssetMark Financial Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income per share attributable to common stockholders:

	Three Months Ended March 31,
	2024	2023
Net income attributable to common stockholders	$37,964	$17,222

Weighted average number of shares of common stock used in computing net income per share attributable to common stockholders, basic	74,383,265	73,890,162
Net income per share attributable to common stockholders, basic	$0.51	$0.23

Weighted average shares used in computing net income per share attributable to common stockholders, basic	74,383,265	73,890,162
Effect of dilutive shares:
Stock options	133,743	103,459
Unvested RSUs	470,723	371,655
Equity-settled SARs	281,895	5,077
Diluted number of weighted-average shares outstanding	75,269,626	74,370,353
Net income per share attributable to common stockholders, diluted	$0.50	$0.23
The following securities were not included in the computation of diluted shares because such securities did not have a dilutive effect.

	Three Months Ended March 31,
	2024	2023
Equity-settled SARs	53,860	1,550,357
Total	53,860	1,550,357
Note 15. Subsequent Events
On April 25, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GTCR Everest Borrower, LLC, a Delaware limited liability company (“Parent”), and GTCR Everest Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent (the “Merger” or “Transaction”). The Transaction is valued at approximately $2,622,573. The consummation of the Merger is subject to certain customary closing conditions and required regulatory approvals, which have not been satisfied or obtained as of May 7, 2024.
The Merger Agreement contains certain customary termination rights for the Company and Parent. The Company is required to pay Parent a one-time termination fee equal to approximately $80,761 in cash upon termination of the Merger Agreement under specified circumstances, including if (i) the Merger Agreement is terminated (1) by Parent or the Company if the Merger has not been consummated on or before May 1, 2025 or (2) by Parent in connection with the Company breaching its representations, warranties or covenants in a manner that would cause the related closing conditions to not be satisfied (subject to a cure period in certain circumstances), (ii) an alternative acquisition proposal was previously publicly announced (or, in certain circumstances, disclosed to the Board of Directors of the Company) and (iii) within 12 months after termination of the Merger Agreement, an acquisition transaction is consummated. Upon termination of the Merger Agreement under other specified circumstances, including, without limitation, if Parent breaches any representation, warranty or covenant that results in the failure of the related closing condition to be satisfied, subject to a cure period in certain circumstances, Parent will be obligated to pay to the Company a one-time fee equal to approximately $161,522 in cash.

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
Merger Agreement
As previously announced, on April 25, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, GTCR Everest Borrower, LLC, a Delaware limited liability company (“Parent”), and GTCR Everest Merger Sub, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent (the “Merger”).
Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of Company common stock, par value $0.001 per share (other than certain shares of our common stock specified in the Merger Agreement) issued and outstanding immediately prior to the Effective Time (other than shares held by any holder who is entitled to appraisal rights and has properly exercised such rights under Delaware law) will be converted into the right to receive $35.25 in cash, without interest.
The closing of the Merger is subject to certain customary mutual conditions, including (a) the expiration or termination of any waiting period (and any extension thereof) applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (b) certain required consents, approvals, notifications or filings from or to governmental entities (including the Financial Industry Regulatory Authority (“FINRA”), the China Securities Regulatory Commission, the Department of Finance of Jiangsu Province of the People’s Republic of China, the National Securities Clearing Corporation and specified U.S. state governmental entities) having been obtained or made, as applicable, and (c) the absence of any order, injunction or law issued or enforced by any court or governmental authority of competent jurisdiction that prohibits, makes illegal or enjoins the consummation of the Merger.
Following the execution of the Merger Agreement, Huatai International Investment Holdings Limited (“HIIHL”), the Company’s majority stockholder, executed and delivered to the Company a written consent adopting the Merger

Agreement and approving the Merger, thereby providing the required stockholder approval for the Merger. No further action by the holders of our common stock is required to complete the Merger.
If the Merger is consummated, the Company’s securities will be delisted from The New York Stock Exchange (the “NYSE”) and deregistered under the Securities Exchange Act of 1934 as promptly as practicable after the Effective Time.
The foregoing description of the Merger Agreement and the transactions contemplated thereby, including the Merger, does not purport to be complete and is qualified in its entirety by reference to the actual Merger Agreement. A copy of the Merger Agreement is filed as Exhibit 2.1 to this Current Report on Form 10-Q.
Financial Highlights
•Total revenue for the quarter ended March 31, 2024 was $190.3 million, up $20.0 million, or 11.7%, from $170.3 million for the quarter ended March 31, 2023. Asset-based revenue for the quarter ended March 31, 2024 was $150.0 million, up $18.9 million, or 14.5%, from $131.0 million for the quarter ended March 31, 2023. Spread-based revenue for the quarter ended March 31, 2024 was $30.1 million, down $1.9 million, or 6.0%, from $32.0 million for the quarter ended March 31, 2023.
•Net income for the quarter ended March 31, 2024 was $38.0 million, or $0.51 per share, up from $17.2 million, or $0.23 per share, for the quarter ended March 31, 2023.
•Adjusted net income for the quarter ended March 31, 2024 was $45.2 million, compared to $39.7 million for the quarter ended March 31, 2023. For a reconciliation of net income, the most directly comparable GAAP financial measure, to adjusted net income, see the section titled “—Key Operating Metrics—Non-GAAP Financial Metrics—Adjusted Net Income.”
•Adjusted EBITDA for the quarter ended March 31, 2024 was $65.9 million, compared to $58.8 million for the quarter ended March 31, 2023. For a reconciliation of net income, the most directly comparable GAAP financial measure, to adjusted EBITDA, see the section titled “—Key Operating Metrics—Non-GAAP Financial Metrics—Adjusted EBITDA.”
Asset and Adviser Growth Trends
•Platform assets were $116.9 billion as of March 31, 2024, up 21.5% from $96.2 billion as of March 31, 2023.
•We had 3,208 engaged advisers on our platform as of March 31, 2024, up 7.8% from 2,976 as of March 31, 2023.
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
Increase of New Financial Advisers on Our Platform
Within the wealth management industry, the percentage of assets served by independent financial advisers is forecasted to grow from 42% in 2022 to 48% in 2027, based on our internal estimates and Cerulli Associates’ data on expected industry growth. We seek to capitalize on this trend and attract new financial advisers to our platform by continuing to invest in our technology platform, sales and service standards and curated investment offering. Our business will depend in part on our ability to continue to attract new advisers to our platform.

Technology Development
We invested $10.9 million in the development of our technology and our dedicated technology team during the three months ended March 31, 2024. We intend to continue to invest in our technology platform to address the needs of financial advisers and their investors. Our revenue growth will depend, in part, on our ability to continue to launch new offerings and deliver solutions to financial advisers efficiently. While these investments reduce our profitability, we believe they will enable us to grow our revenue meaningfully in the long term.
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
Acquisitions
Our success in pursuing and executing strategic transactions may impact our platform assets and revenue. From 2021 to 2023, we acquired an additional $6.9 billion in platform assets from our acquisition of Adhesion Wealth. In 2021, we acquired Voyant, a leading global provider of SaaS-based financial planning and client digital engagement solutions, and in December 2022, we acquired Adhesion Wealth, a leading provider of wealth management technology solutions to registered investment advisers (“RIAs”), RIA enterprises, turnkey asset management programs and asset managers. We expect to continue to selectively seek acquisitions that will enhance our scale, operating leverage and capabilities to further deepen our offering to advisers and investors.
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

Key metrics for the three months ended March 31, 2024 and 2023 include the following:

	Three Months Ended March 31,
	2024	2023
Operational metrics:
Platform assets (at period-beginning) (millions of dollars)	$108,929	$91,470
Net flows (millions of dollars)	1,842	1,631
Market impact net of fees (millions of dollars)	6,130	3,102
Platform assets (at period-end) (millions of dollars)	$116,901	$96,203
Net flows lift (% of beginning-of-year platform assets)	1.7%	1.8%
Advisers (at period-end)	9,280	9,319
Engaged advisers (at period-end)	3,208	2,976
Assets from engaged advisers (at period-end) (millions of dollars)	$109,267	$88,587
Households (at period-end)	257,162	243,775
New producing advisers	169	166
Production lift from existing advisers (annualized %)	18.6%	18.8%
Assets in custody at ATC (at period-end) (millions of dollars)	$86,373	$70,069
ATC client cash (at period-end) (millions of dollars)	$3,170	$3,189
Financial metrics:
Total revenue (millions of dollars)	$190.3	$170.3
Net income (millions of dollars)	$38.0	$17.2
Net income margin (%)	20.0%	10.1%
Capital expenditure (millions of dollars)	$11.9	$10.0
Non-GAAP financial metrics:
Adjusted EBITDA (millions of dollars)	$65.9	$58.8
Adjusted EBITDA margin (%)	34.6%	34.5%
Adjusted net income (millions of dollars)	$45.2	$39.7
Platform Assets
We believe that the amount of assets on our platform is an important indicator of the strength and growth of our business, our increased customer footprint and the market acceptance of our platform. We define platform assets as substantially all assets on the AssetMark and Adhesion Wealth platforms, whether these are assets for which we provide advisory services, referred to as regulatory assets under management (“AUM”), or non-advisory assets under administration, assets held in cash accounts or otherwise not managed (collectively, “Other Assets”). There is generally no material economic difference to our financial results whether assets are considered AUM or Other Assets. We view our platform assets as reflective of our revenue growth and potential for future growth. We had platform assets of $116,901 million and $96,203 million as of March 31, 2024 and 2023, respectively. Our regulatory AUM totaled $70,090 million and $58,509 million as of March 31, 2024 and 2023, respectively. We intend to continue growing our platform assets with enhancements to our technology, services and investment solutions. We expect the growth in our platform assets will remain a significant indicator of our business momentum and results of operations as existing advisers and new advisers realize the benefits of our platform. Our platform assets in any period may continue to fluctuate as a result of several factors, including our adviser satisfaction with the functionality, features, performance or pricing of our offering, overall fluctuations in the securities markets and other factors, a number of which are beyond our control.
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
Production Lift from Existing Advisers (Annualized)
Existing advisers for a given period are defined as those who had invested client assets on our platform as of the beginning of the period, excluding Adhesion Wealth in 2023. Production lift from existing advisers for a given period is calculated by dividing production (the amount of new assets that are added to client accounts) attributable to existing advisers for such period by platform assets as of the beginning of such period and annualizing the result. This metric represents both the organic growth of these advisers as well as any incremental share of wallet of the adviser’s business that is added to our platform on an annualized basis.
Assets in Custody at ATC (at Period-End)
Assets in custody at ATC represents platform assets that are in custody at AssetMark Trust Company (“ATC”).
ATC Client Cash (at Period-End)
In general, all accounts with ATC are required to have cash at a minimum level ranging from of 1.5% to 5% of invested assets. In addition to this minimum amount, strategists and advisers have the discretion to hold additional invested assets in cash. We refer to the aggregate amount of cash held at ATC as ATC client cash. As of March 31, 2024 and 2023, ATC client cash accounted for 3.7% and 4.6%, respectively, of the total assets in custody at ATC. As of March 31, 2024 and 2023, the majority of the ATC client cash was placed with the ATC complete cash solutions program and was the primary source of spread-based revenue for our business.

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
Non-GAAP Financial Metrics
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA is defined as EBITDA (net income plus interest expense, income tax expense, depreciation and amortization and less interest income), further adjusted to exclude certain non-cash charges and other adjustments set forth below. Adjusted EBITDA margin is defined as adjusted EBITDA divided by total revenue. Adjusted EBITDA and adjusted EBITDA margin are useful financial metrics in assessing our operating performance from period to period because they exclude certain items that we believe are not representative of our core business, such as certain material non-cash items and other adjustments such as share-based compensation, strategic initiatives and reorganization and integration costs. We believe that adjusted EBITDA and adjusted EBITDA margin, viewed in addition to, and not in lieu of, our reported GAAP results, provide useful information to investors regarding our performance and overall results of operations for various reasons, including:
•non-cash equity grants made to employees at a certain price and point in time do not necessarily reflect how our business is performing at any particular time; as such, share-based compensation expense is not a key measure of our operating performance; and
•costs associated with acquisitions and the resulting integrations, debt refinancing, restructuring, conversions, as well as other non-recurring litigation costs, can vary from period to period and transaction to transaction; as such, expenses associated with these activities are not considered a key measure of our operating performance.
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
Set forth below is a reconciliation from net income and net income margin, the most directly comparable GAAP financial measures, to adjusted EBITDA and adjusted EBITDA margin for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,		Three Months Ended March 31,
(in thousands except for percentages)	2024	2023	2024	2023
Net income	$37,964	$17,222	20.0%	10.1%
Provision for income taxes	11,764	6,716	6.2%	3.9%
Interest income	(4,023)	(2,051)	(2.2)%	(1.2)%
Interest expense	2,294	2,347	1.2%	1.4%
Depreciation and amortization	9,922	8,428	5.2%	5.0%
EBITDA	$57,921	$32,662	30.4%	19.2%
Share-based compensation(1)	4,168	3,822	2.2%	2.2%
Reorganization and integration costs(2)	3,841	1,909	2.0%	1.1%
Acquisition expenses(3)	12	313	—	0.2%
Business continuity plan(4)	—	(6)	—	—
Accrual for SEC settlement(5)	—	20,000	—	11.8%
Other (income) expense, net	(35)	88	—	—
Adjusted EBITDA	$65,907	$58,788	34.6%	34.5%
(1)“Share-based compensation” represents granted share-based compensation in the form of restricted stock unit and stock appreciation right grants by us to certain of our directors and employees. Although this expense occurred in each measurement period, we have added the expense back in our calculation of adjusted EBITDA because of its noncash impact.
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
(5)“Accrual for SEC settlement” represents an accrual that pertains to a settled SEC matter from 2023 discussed in Note 11 of notes to unaudited condensed consolidated financial statements.

Set forth below is a summary of the adjustments involved in the reconciliation from net income and net income margin, the most directly comparable GAAP financial measures, to adjusted EBITDA and adjusted EBITDA margin for the three months ended March 31, 2024 and 2023, broken out by compensation and non-compensation expenses.

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
(in thousands)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Share-based compensation(1)	$4,168	$—	$4,168	$3,822	$—	$3,822
Reorganization and integration costs(2)	1,532	2,309	3,841	1,064	845	1,909
Acquisition expenses(3)	—	12	12	100	213	313
Business continuity plan(4)	—	—	—	—	(6)	(6)
Accrual for SEC settlement(5)	—	—	—	—	20,000	20,000
Other (income) expense, net	—	(35)	(35)	—	88	88
Total adjustments to adjusted EBITDA	$5,700	$2,286	$7,986	$4,986	$21,140	$26,126
(1)“Share-based compensation” represents granted share-based compensation in the form of restricted stock unit and stock appreciation right grants by us to certain of our directors and employees. Although this expense occurred in each measurement period, we have added the expense back in our calculation of adjusted EBITDA because of its noncash impact.
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
(5)“Accrual for SEC settlement” represents an accrual that pertains to a settled SEC matter from 2023 discussed in Note 11 of notes to unaudited condensed consolidated financial statements.

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
(in percentages)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Share-based compensation(1)	2.2%	—	2.2%	2.2%	—	2.2%
Reorganization and integration costs(2)	0.8%	1.2%	2.0%	0.6%	0.5%	1.1%
Acquisition expenses(3)	—	—	—	0.1%	0.1%	0.2%
Business continuity plan(4)	—	—	—	—	—	—
Accrual for SEC settlement(5)	—	—	—	—	11.8%	11.8%
Other (income) expense, net	—	—	—	—	—	—
Total adjustments to adjusted EBITDA margin %	3.0%	1.2%	4.2%	2.9%	12.4%	15.3%
(1)“Share-based compensation” represents granted share-based compensation in the form of restricted stock unit and stock appreciation right grants by us to certain of our directors and employees. Although this expense occurred in each measurement period, we have added the expense back in our calculation of adjusted EBITDA because of its noncash impact.
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
(5)“Accrual for SEC settlement” represents an accrual that pertains to a settled SEC matter from 2023 discussed in Note 11 of notes to unaudited condensed consolidated financial statements.
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

Set forth below is a reconciliation from net income, the most directly comparable GAAP financial measure, to adjusted net income for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
(in thousands)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Net income			$37,964			$17,222
Acquisition-related amortization(1)	$—	$2,180	2,180	$—	$2,174	2,174
Expense adjustments(2)	1,532	2,321	3,853	1,164	21,052	22,216
Share-based compensation	4,168	—	4,168	3,822	—	3,822
Other (income) expense, net	—	(35)	(35)	—	88	88
Tax effect of adjustments(3)	(1,397)	(1,513)	(2,910)	(1,197)	(4,624)	(5,821)
Adjusted net income	$4,303	$2,953	$45,220	$3,789	$18,690	$39,701
(1)Relates to intangible assets established in connection with HTSC’s acquisition of our Company in 2016.
(2)Consists of the adjustments to EBITDA listed in the adjusted EBITDA reconciliation table above other than share-based compensation.
(3)Consists of adjustments to normalize our estimated tax rate in determining adjusted net income.
Components of Results of Operations
Revenue
Asset-Based Revenue
A majority of our revenue is derived from the fees we charge as a percentage of platform assets. We record this revenue as asset-based revenue. Our asset-based revenue varies based on the types of investment solutions and services that financial advisers utilize for their clients. Asset-based revenue accounted for approximately 78.8% and 76.9% of our total revenue for the three months ended March 31, 2024 and 2023, respectively. Asset-based revenue increased in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 as a result of higher platform assets.
Spread-Based Revenue
Our spread-based revenue consists of the fees we earn on cash custodied at ATC, one of our wholly owned subsidiaries and one of several custodians offered on our platform, net of interest credited to clients. ATC’s program utilizes third-party banks that accept deposits of client cash. ATC is paid interest-rate-sensitive fees calculated by reference to such deposits. We expect changes in spread-based revenue to align with interest rate fluctuations in the United States and changes in client cash balances at ATC.
Subscription-Based Revenue
Subscription-based revenue consists of revenue recognized from subscription fee arrangements in connection with our financial planning and wealth management software solutions.
Other Revenue
Other revenue consists primarily of interest earned on operating cash held by us. Other one-time income items are also reported under “Other Revenue”. We expect changes to other revenue in future periods to align with interest rate fluctuations in the United States.
Operating Expenses
Asset-Based Expenses
Asset-based expenses primarily relate to costs incurred directly from the generation of asset-based revenue, including strategist, investment manager and sub-advisory fees, custody fees paid to our third-party custodian partners and payments to our broker-dealer partners. These expenses are typically calculated based upon a percentage of the market value of assets held in customer accounts measured as of the end of each fiscal quarter.

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
Interest Expense
Interest expense reflects the interest paid under the 2022 Credit Agreement, which may fluctuate over time. We expect changes in interest expense to align with interest rate fluctuations in the United States.
Other (Income) Expense, Net
Other (income) expense, net, represents the expense associated with our equity securities investments, along with the gains and losses from such investments, foreign exchange fluctuations, interest income earned on our convertible notes and settlement expense recognized in connection with regulatory matters.

Results of Operations
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
The following discussion presents an analysis of our results of operations for the three months ended March 31, 2024 and 2023. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items.

	Three months ended March 31,
(in thousands)	2024	2023	$ Change	% Change
Revenue:
Asset-based revenue	$149,984	$131,039	$18,945	14.5
Spread-based revenue	30,093	31,999	(1,906)	(6.0)
Subscription-based revenue	4,252	3,544	708	20.0
Other revenue	5,937	3,716	2,221	59.8
Total revenue	190,266	170,298	19,968	11.7
Operating expenses:
Asset-based expenses	44,853	37,434	7,419	19.8
Spread-based expenses	389	293	96	32.8
Employee compensation	50,007	46,911	3,096	6.6
General and operating expenses	27,324	25,689	1,635	6.4
Professional fees	6,081	5,393	688	12.8
Depreciation and amortization	9,922	8,428	1,494	17.7
Total operating expenses	138,576	124,148	14,428	11.6
Interest expense	2,294	2,347	(53)	(2.3)
Other (income) expense, net	(332)	19,865	(20,197)	*
Income before income taxes	49,728	23,938	25,790	107.7
Provision for income taxes	11,764	6,716	5,048	75.2
Net income	$37,964	$17,222	$20,742	120.4
*Not meaningful
Asset-Based Revenue
Asset-based revenue increased by $18.9 million, or 14.5%, from $131.0 million in the three months ended March 31, 2023 to $149.9 million in the three months ended March 31, 2024. This increase was related to increased platform fees and advisory fees of $18.1 million associated with greater assets under management and a higher custodial revenue of $0.8 million.
Spread-Based Revenue
Spread-based revenue decreased by $1.9 million, or 6.0%, from $32.0 million in the three months ended March 31, 2023 to $30.1 million in the three months ended March 31, 2024. This decrease was primarily related to a $2.1 million increase in interest credited to client accounts partially offset by a $0.2 million increase in interest earned at third-party banks, driven by an increase in interest rates subsequent to March 31, 2023.
Subscription-Based Revenue
Subscription-based revenue increased by $0.7 million, or 20.0%, from $3.5 million in the three months ended March 31, 2023 to $4.2 million in the three months ended March 31, 2024. This increase was primarily related to an increase in the average number of subscription licenses.

Other Revenue
Other revenue increased by $2.2 million, or 59.8%, from $3.7 million in the three months ended March 31, 2023 to $5.9 million in the three months ended March 31, 2024. This increase was driven by a $2.4 million increase in interest income earned on operating cash due to higher interest rates, partially offset by a $0.2 million decrease in revenue related to other miscellaneous items.
Asset-Based Expenses
Asset-based expenses increased by $7.4 million, or 19.8%, from $37.4 million in the three months ended March 31, 2023 to $44.8 million in the three months ended March 31, 2024. This increase was primarily driven by an increase in asset-based fees associated with higher platform assets.
Spread-Based Expenses
Spread-based expenses increased by $0.1 million, or 32.8%, from $0.3 million in the three months ended March 31, 2023 to $0.4 million in the three months ended March 31, 2024. This increase was driven by higher fees paid to ATC's third-party administrator for administering ATC’s complete cash solutions program.
Employee Compensation
Employee compensation increased by $3.1 million, or 6.6%, from $46.9 million in the three months ended March 31, 2023 to $50.0 million in the three months ended March 31, 2024. This increase was driven by a $2.6 million increase in salaries and related expenses attributable to our ongoing growth, a $0.5 million increase in employee compensation in connection with reorganizations and integrations and a $0.3 million increase in share-based compensation expense. The increase was partially offset by a $0.3 million decrease in contractor-related costs.
General and Operating Expenses
General and operating expenses increased by $1.6 million, or 6.4%, from $25.7 million in the three months ended March 31, 2023 to $27.3 million in the three months ended March 31, 2024. This increase was due to a $1.3 million increase in events and travel costs, a $1.0 million increase in software and subscription costs, a $1.0 million increase in general reorganization and integration-related costs, a $0.3 million increase in trading-related costs and a $0.2 million increase in advertising-related costs. The increase was partially offset by a $2.0 million decrease in costs associated with our broker-dealer partners and a $0.2 million decrease in general acquisition-related costs.
Professional Fees
Professional fees increased by $0.7 million, or 12.8%, from $5.4 million in the three months ended March 31, 2023 to $6.1 million in the three months ended March 31, 2024. This increase was driven by a $0.6 million increase in consulting fees, a $0.4 million increase in audit-related costs and a $0.4 million increase in professional fees associated with reorganizations and integrations. The increase was partially offset by a $0.7 million decrease in general professional fees.
Depreciation and Amortization Expense
Depreciation and amortization expense increased by $1.5 million, or 17.7%, from $8.4 million in the three months ended March 31, 2023 to $9.9 million in the three months ended March 31, 2024. The increase was primarily driven by higher amortization as a result of software assets placed into service subsequent to March 31, 2023.
Interest Expense
Interest expense decreased by $0.1 million, or 2.3%, from $2.4 million in the three months ended March 31, 2023 to $2.3 million in the three months ended March 31, 2024. This decrease was primarily attributed to lower average debt balances during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

Other (Income) Expense, Net
Other (income) expenses, net, decreased $20.2 million, primarily due to, among other things, a $20.0 million accrual recorded during the three months ended March 31, 2023 in connection with the SEC settlement.
Provision for Income Taxes
Provision for income taxes increased by $5.0 million, or 75.2%, from $6.7 million in the three months ended March 31, 2023 to $11.7 million in the three months ended March 31, 2024. This increase was primarily due to an increase in pre-tax income in the three months ended March 31, 2024.
Net Income
Net income increased by $20.7 million, or 120.4%, from $17.2 million in the three months ended March 31, 2023 to $37.9 million in the three months ended March 31, 2024.
This increase was primarily due to a $20.2 million decrease in other expenses, net, as a result of an accrual for the SEC settlement during the three months ended March 31, 2023, a $11.5 million increase in asset-based revenues, net of asset-based expense and a $2.2 million increase in other revenue.
This increase was partially offset by, among other things, a $5.0 million increase in our provision for income taxes, a $3.1 million increase in employee compensation costs, a $2.0 million decrease in spread-based revenue, net of spread-based expense, a $1.6 million increase in general and operating expenses and a $1.5 million increase in depreciation and amortization expense.
Liquidity and Capital Resources
Liquidity
Our operations have been financed primarily through cash flows from operations. In December of 2020, we entered into the 2020 Credit Agreement with Bank of Montreal, and in January of 2022 we amended the 2020 Credit Agreement, which, as amended and restated, we refer to as the 2022 Credit Agreement. As of March 31, 2024, we had cash and cash equivalents of $247.6 million, and restricted cash of $15.0 million. Our material cash requirements primarily comprise operating lease obligations, purchase obligations and principal and interest payments with respect to the 2022 Term Loans. We expect that our cash and liquidity needs will continue to be met by cash generated by our ongoing operations along with our 2022 Revolving Credit Facility over the next twelve months, as well as beyond the next twelve months. To the extent that existing cash, cash from operations and our 2022 Revolving Credit Facility are not sufficient to fund our future operations, we may need to raise additional funds through public or private equity or additional debt financing. In addition, we may opportunistically seek to raise additional capital to fund our continued growth. To the extent that we are unsuccessful in additional debt or equity financings, our plans for continued growth may be curtailed.
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
The 2022 Credit Agreement contains customary affirmative and negative covenants, including reporting requirements and restrictions, subject to various exceptions, on the incurrence of additional indebtedness, the creation of liens, the making of acquisitions and investments, the disposal of assets and the making of restricted payments. Additionally, the 2022 Credit Agreement includes financial covenants, which provide that (i) as of the last day of a fiscal quarter, the Total Leverage Ratio shall not exceed 3.5 to 1.0 and (ii) as of the last day of a fiscal quarter, the interest coverage ratio shall not be less than 4.0 to 1.0. As of March 31, 2024, we were in compliance with all applicable covenants. The 2022 Credit Agreement also contains customary events of default, which could result in acceleration of amounts due thereunder. Such events of default include, subject to the grace periods specified therein, our failure to pay principal or interest when due, our failure to satisfy or comply with covenants, a change of control, the imposition of certain judgments and the invalidation of liens we have granted. We had an outstanding balance under the 2022 Credit Agreement of $93.8 million as of March 31, 2024.
Cash Flows
The following table presents information regarding our cash flows, cash, cash equivalents and restricted cash for the periods indicated:

	Three months ended March 31,
(in thousands)	2024	2023
Cash provided by operating activities	$47,415	$39,126
Cash used in investing activities	(17,469)	(13,932)
Cash used in financing activities	—	(25,000)
Net change in cash, cash equivalents and restricted cash	29,946	194
Cash, cash equivalents and restricted cash at beginning of period	232,680	136,274
Cash, cash equivalents and restricted cash at end of period	$262,626	$136,468
Cash Provided by Operating Activities
Cash flows provided by operating activities increased by $8.3 million from $39.1 million in the three months ended March 31, 2023 to $47.4 million in the three months ended March 31, 2024, primarily due to, among other things, an increase in net income of $20.7 million and an increase in period-over-period non-cash addbacks for depreciation and amortization expense of $1.5 million, partially offset by a decrease in the change in operating assets and liabilities of $14.1 million.

Cash Used in Investing Activities
Cash used in investing activities increased by $3.5 million from $13.9 million in the three months ended March 31, 2023 to $17.5 million in the three months ended March 31, 2024, primarily due to, among other things, $4.2 million in purchases of convertible notes in first quarter 2024, a $1.7 million increase in capital expenditures related to internal software development and leasehold improvements and a $0.7 million increase in investment purchases during the three months ended March 31, 2024. The increase was partially offset by a $3.0 million paydown of a purchase consideration liability in connection with the acquisition of Adhesion Wealth during the three months ended March 31, 2023.
Cash Used in Financing Activities
Cash flows used in financing activities changed by $25.0 million due to an off-cycle principal repayment during the three months ended March 31, 2023.
Contractual Obligations
There have been no material changes to our contractual obligations and commitments as of March 31, 2024 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
Off-Balance Sheet Arrangements
As of March 31, 2024, we had no off-balance sheet arrangements.
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
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of condensed consolidated financial statements in accordance with GAAP requires certain estimates, assumptions and judgments to be made that may affect our condensed consolidated financial statements. Our accounting policies that have significant impact on our results are described more fully in our Annual Report on Form 10-K for the year ended December 31, 2023 and in Note 2 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The accounting policies discussed therein are those that we consider to be the most critical. We consider an accounting policy to be critical if the policy is subject to a material level of judgment and if changes in those judgments are reasonably likely to materially impact our results.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market Risk
Our exposure to market risk is directly related to revenue from fees earned based upon a percentage of assets on our platform. In the three months ended March 31, 2024, 93.2% of our total revenue was based on the market value of assets on our platform and was recurring in nature. We expect this percentage to vary over time. A 1% decrease in the aggregate value of assets on the platform at the beginning of the period for the three months ended March 31, 2024 would have caused our total revenue to decline by 1%, or $1.8 million, and would have caused our pre-tax income to decline by 2.6%, or $1.3 million, assuming we did not initiate additional expense measures in response to a market decline.
We manage market risk exposure by diversifying our revenue streams to include subscription-based revenue and spread-based revenue. In addition, we bill platform fees in advance of each quarter, providing visibility into near-term revenue and affording us time to adjust forward-looking spend if necessary.

Interest Rate Risk
Changes in interest rates will impact our spread-based revenue. As of March 31, 2024, client cash assets participating in the complete cash solutions program at ATC totaled $3.2 billion. A change in short-term interest rates of 100 basis points at the beginning of the period for the three months ended March 31, 2024 would result in an increase or decrease in income before income taxes of approximately $22.4 million on an annual basis (based on total client cash assets at December 31, 2023) and subject to any changes to interest credited to the end-investor. Actual impacts may vary depending on interest rate levels and the significance of change.
Additionally, changes to interest rates will impact the cost of our borrowing under the 2022 Credit Agreement, which bears interest at a rate per annum equal to, at our option, either (i) SOFR plus a margin based on our Total Leverage Ratio (as defined in the 2022 Credit Agreement) or (ii) the Base Rate (as defined in the 2022 Credit Agreement) plus a margin based on our Total Leverage Ratio. The margin will range between 0.875% and 2.5% for base rate loans and between 1.875% and 3.5% for SOFR loans. We will pay a commitment fee based on the average daily unused portion of the commitments under the 2022 Revolving Credit Facility, a letter of credit fee equal to the margin then in effect with respect to the SOFR loans under the 2022 Revolving Credit Facility, a fronting fee and any customary documentary and processing charges for any letter of credit issued under the 2022 Credit Agreement. An increase of 100 basis points in the interest rate under the 2022 Credit Agreement would result in a decrease in income before income taxes of approximately $0.9 million on an annual basis (based on the outstanding balance under the 2022 Credit Agreement as of March 31, 2024).
We expect changes in spread-based revenue to align with interest rate fluctuations in the United States.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective, at the reasonable assurance level.
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
Item 1A. Risk Factors
Risks Related to the Merger
While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could harm our business relationships, financial condition, results of operations and business.
During the period prior to the closing of the Merger and pursuant to the terms of the Merger Agreement, our business is exposed to certain inherent risks and contractual restrictions that could harm our business relationships, financial condition, results of operations, and business, including:
•the proposed transaction and its announcement could have an adverse effect on the ability of us to retain customers and retain and hire key personnel and maintain relationships with our customers and business partners;
•the diversion of management time on transaction-related issues;
•delays or deferments of certain business decisions by our customers and business partners;
•the inability to pursue alternative business opportunities or make appropriate changes to our business because the Merger Agreement requires us to use reasonable best efforts to conduct our business in the ordinary course of business and not engage in certain kinds of transactions prior to the completion of the proposed Merger without Parent’s approval; and
•our inability to freely issue securities, incur certain indebtedness, declare or authorize any dividend or distribution, or make certain material capital expenditures without Parent’s approval.
The Merger may not be completed within the intended timeframe, or at all, and the failure to complete the Merger would adversely affect our business, results of operations, financial condition, and the market price of our common stock.
The Merger Agreement contains a number of conditions that must be satisfied or waived prior to the completion of the Merger, including the receipt of consents and approvals from certain government entities which may impose conditions that could adversely affect us. Such consents and approvals may not be received at all, may not be received in a timely fashion, or may impose conditions on the completion of the Merger. We cannot assure that all of the conditions in the Merger Agreement will be satisfied or waived on a timely basis. If the conditions in the Merger Agreement are not satisfied or waived on a timely basis, or if Parent failed to obtain financing necessary to complete the proposed transaction, we may be unable to complete the Merger in the timeframe or manner currently anticipated or at all.
If the Merger is delayed or not completed, our ongoing business may be adversely affected, including as follows: (i) we may experience negative reactions from the financial markets, including negative impacts on the market price of our common stock; (ii) commitments of management's time and resources may have been directed to the Merger, which could have diverted employees’ attention away from our day-to-day operations; (iii) the manner in which customers and other third parties perceive us may be negatively impacted, which in turn could affect our ability to compete for business; (iv) we may experience negative reactions from employees; and (v) we may be required, if the Merger Agreement is terminated in certain limited circumstances, to pay a termination fee of approximately $80,761, as provided in the Merger Agreement.
Stockholder litigation could prevent or delay the closing of the Merger or otherwise negatively impact our business, operating results and financial condition.
There may be litigation challenging the Merger. Regardless of the outcome of any future litigation related to the Merger, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims in any litigation related to the Merger may adversely affect our business, results of operations, prospects, and financial condition. If the Merger is not consummated for any reason, litigation could be filed in connection with the failure to consummate the Merger. Any litigation related to the Merger may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our common stock, impair our ability to recruit or retain employees, damage our relationships with our customers and business partners, or otherwise harm our operations and financial performance.
The Merger will involve substantial costs and require substantial management resources, which could adversely affect our operating results.
In connection with the consummation of the Merger, management and financial resources have been diverted and will continue to be diverted towards the completion of the Merger. We expect to incur substantial costs and expenses relating to, as well as the direction of management resources towards, the Merger. Such costs, fees and expenses include fees and expenses payable to financial advisors, other professional fees and expenses, fees and costs relating to regulatory filings and filings with the SEC and notices and other transaction-related costs, fees and expenses. We expect these costs could have an adverse effect on our operating results. If the Merger is not completed, we will have incurred substantial expenses and expended substantial management resources for which we will have received little or no benefit if the closing of the Merger does not occur. Further, our financial position and results of operations could be adversely affected if we were required to pay the approximately $80,761 termination fee in limited the circumstances set forth in the Merger Agreement.
In connection with the Merger, our current and prospective employees could experience uncertainty about their future with us. As a result, key employees may depart because of issues relating to such uncertainty.
In connection with the Merger, our current and prospective employees could experience uncertainty about their future with us or decide that they do not want to continue their employment. As a result, key employees may depart because of issues relating to such uncertainty or a desire not to remain with the Company following the completion of the Merger. Losses of employees could adversely affect our business, results of operations, and financial condition. Such adverse effects could also be exacerbated by a delay in the completion of the Merger for any reason, including delays associated with obtaining requisite regulatory approvals. We may also experience challenges in hiring new employees during the pendency of the Merger or if the Merger Agreement is terminated, which could harm our ability to grow our business, execute on our business plans or enhance our operations.
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
Asset-based revenue makes up a significant portion of our revenue, representing 78.8% and 76.9% of our total revenue for the three months ended March 31, 2024 and 2023, respectively. In addition, given our fee-based model, we expect that asset-based revenue will continue to account for a significant percentage of our total revenue in the future. Significant fluctuations in securities prices have materially affected and will materially affect the value of the assets managed by our clients, and any decrease in the value of assets managed by our clients has and will continue to negatively impact our asset-based revenue. Spread-based revenue accounted for 15.8% and 18.8% of our total revenue for the three months ended March 31, 2024 and 2023, respectively. Fluctuations in interest rates have had and will have a direct impact on our spread-based revenue. Changes in interest rates, inflation and other economic indicators may also influence financial adviser and investor decisions regarding whether to invest in, or maintain an investment in, one or more of our investment solutions. Inflation and other economic factors may also impact the cost of running our business including the cost of personnel, operations, travel and other expenses. If such fluctuations in securities prices, interest rates or inflation were to lead to decreased investment in the securities markets, our revenue and earnings derived from asset-based and spread-based revenue could be simultaneously materially adversely affected.
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
As of March 31, 2024, we had total indebtedness of $93.8 million. Our ability to make scheduled payments on or to refinance our indebtedness depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flow from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay acquisitions and capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis could harm our ability to incur additional indebtedness. In the absence of sufficient cash flows and capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our 2022 Credit Agreement (as defined in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”) currently restricts our ability to dispose of assets and our use of the proceeds from such disposition. We may not be able to consummate those dispositions, and the proceeds of any such disposition may not be adequate to meet any debt service obligations then due. Any of these circumstances could adversely affect our results of operations, financial condition or business.

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
We have no direct operations and derive all of our cash flow from our subsidiaries. Because we conduct our operations through our subsidiaries, we depend on those entities for dividends and other payments or distributions to meet any existing or future debt service and other obligations. The deterioration of the earnings from, or other available assets of, our subsidiaries for any reason could limit or impair their ability to pay dividends or other distributions to us. In addition, SEC and FINRA regulations and Arizona law applicable to trust companies may under certain circumstances restrict the payment of dividends by a registered broker-dealer or a trust company licensed by the Arizona Department of Insurance and Financial Institutions, respectively. Compliance with this regulation may impede our ability to receive dividends from our subsidiary AssetMark Brokerage, LLC (“AMB”) or AssetMark Trust Company (“ATC”), respectively.
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
Our subsidiary ATC is a trust company licensed with, and subject to supervision, periodic examination, and regulation by, the Arizona Department of Insurance and Financial Institutions. ATC is one of several custodians on our platform that offers integrated custodial, brokerage and related services to clients of our adviser clients. Further, ATC and AMB are subject to the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001, and the implementing regulations thereunder, which require financial institutions, including broker-dealers, to establish anti-money laundering compliance programs, file suspicious activity and other reports with the U.S. government and maintain certain records. Broker-dealers, including AMB and mutual funds, must also implement related customer identification program and customer due diligence procedures, including beneficial ownership identification and verification procedures.
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
As required by the Advisers Act, the investment advisory agreements entered into by AMI provide that an “assignment” of the agreement may not be made without the client’s consent. Under the 1940 Act, advisory agreements with registered funds provide that they terminate automatically upon “assignment” and the board of directors and the shareholders of the registered funds must approve a new agreement for advisory services to continue. Under both the Advisers Act and the 1940 Act, a change of ownership may constitute such an “assignment” if it is a change of control. For example, under certain circumstances, an assignment may be deemed to occur if a controlling block of voting securities is transferred, if any party acquires control, or, in certain circumstances, if a controlling party gives up control. Under the 1940 Act, a 25% voting interest is presumed to constitute control. HTSC, through its indirect subsidiary HIIHL, held a

68.4% voting interest in us as of March 31, 2024. An assignment or a change of control could be deemed to occur in the future if we, or one of our investment adviser subsidiaries, were to gain or lose a controlling person, or in other situations that may depend significantly on the facts and circumstances. In any such case, we would seek to obtain the consent of our advisory clients, including any funds, to the assignment. Further, our U.S. broker-dealer subsidiary, AMB, is a member of FINRA and subject to FINRA rules, which could impede or delay a change of control. FINRA Rule 1017 generally provides that FINRA approval must be obtained in connection with any transaction resulting in a single person or entity acquiring or controlling, directly or indirectly, 25% or more of a FINRA member’s or its parent company’s equity. In addition, we would be required to obtain approvals or non-objections from certain state financial regulators prior to a direct or indirect change of control of certain of our subsidiaries. If we fail to obtain such consents or approval, our results of operations, financial condition or business could be adversely affected.
Risks Related to Ownership of Our Common Stock
Control by our principal stockholder could adversely affect our other stockholders.
HTSC, through its indirect subsidiary HIIHL, owned approximately 68.4% of our outstanding shares of common stock as of March 31, 2024, and controls our management and affairs, including determining the outcome of matters requiring stockholder approval. So long as HTSC continues to own a significant amount of the outstanding shares of our common stock, even if such amount is less than a majority, HTSC will continue to be able to strongly influence or effectively control our decisions, including matters requiring approval by our stockholders (including the election of directors and the approval of mergers or other extraordinary transactions), regardless of whether or not other stockholders believe that the transaction is in their own best interests. Such concentration of voting power could also have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company and might ultimately affect the market price of our common stock.
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
Specifically, HIIHL, the holder of 50,873,799 shares of our common stock as of March 31, 2024, has the right, subject to certain exceptions and conditions, to require us to register its shares of common stock under the Securities Act and to participate in future registrations of securities by us. Registration of any of these outstanding shares of common stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the applicable registration statement. Further, the president of the United States has threatened to limit Chinese ownership in U.S. technology companies; if, as a result of new laws or regulations limiting such ownership, HIIHL is required to divest some or all of its shares of our common stock, such sales could cause the price of our common stock to decline, particularly if HIIHL is required to sell shares in a short amount of time.
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
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger by and among AssetMark Financial Holdings, Inc., GTCR Everest Borrower, LLC and GTCR Everest Merger Sub, Inc., dated as of April 25, 2024.	8-K	001-38980	2.1	April 25, 2024
3.1	Amended and Restated Certificate of Incorporation of the Company	S-1/A	333-232312	3.1	July 8, 2019
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company	8-K	001-38980	3.1	June 7, 2023
3.3	Amended and Restated Bylaws of the Company	8-K	001-38980	3.1	July 22, 2019
4.1	Registration Rights Agreement by and between the Company and Huatai International Investment Holdings Limited, dated as of July 17, 2019	10-Q	001-38980	4.1	November 5, 2019
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in Concord, California, on the day of May 7, 2024.

ASSETMARK FINANCIAL HOLDINGS, INC.

By:	/s/ Michael Kim
Michael Kim
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Gary Zyla
Gary Zyla
Chief Financial Officer
(Principal Financial Officer)