Form 10-Q
period 2024-06-30
AssetMark Financial Holdings, Inc.
filed 2024-08-06
CIK 1591587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2024, the number of shares of the registrant’s common stock outstanding was 74,831,983.

ASSETMARK FINANCIAL HOLDINGS, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. For example, statements in this Form 10-Q regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “would,” “could,” “should,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology that conveys uncertainty of future events or outcomes. In addition, any statements regarding the pending Merger (as defined in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Merger Agreement”), including its anticipated timing, completion, effects and potential benefits, or the outcome of any legal proceedings that have been or may be instituted against us related to the Merger; and any statements that refer to projections of our future financial performance and financial results; our anticipated growth strategies and anticipated trends in our business; our expectations regarding our industry outlook, market position, liquidity and capital resources, addressable market, investments in new products, services and capabilities; our ability to execute on strategic transactions; our ability to comply with existing, modified and new laws and regulations applying to our business; demand from our customers and end investors; and other characterizations of future events or circumstances are forward-looking statements. These statements are only predictions based on our current expectations and projections about future events and are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and are subject to risks, uncertainties and assumptions, including those identified under “Item 1A. Risk Factors,” any of which could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. While we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. We are under no duty to update any of these forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our prior statements to actual results or revised expectations, except as required by law. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements as predictions of future events.

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
•While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could harm our results of operations, financial condition or business.
•The Merger may not be completed within the intended timeframe, or at all, and the failure to complete the Merger would adversely affect our results of operations, financial condition, business and the market price of our common stock.
•Stockholder litigation could prevent or delay the closing of the Merger or otherwise negatively impact our results of operations, financial condition or business.
•The Merger will involve substantial costs and require substantial management resources, which could adversely affect our results of operations.
•In connection with the Merger, our current and prospective employees could experience uncertainty about their future with us, which could cause key employees to leave the Company.
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
•We utilize artificial intelligence (“AI”), which could expose us to liability or adversely affect our business.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
AssetMark Financial Holdings, Inc.
Condensed Consolidated Balance Sheets
(in thousands except share data and par value)

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$189,682	$217,680
Restricted cash	16,000	15,000
Investments, at fair value	21,500	18,003
Fees and other receivables, net	21,552	21,345
Income tax receivable, net	9,783	1,890
Prepaid expenses and other current assets	16,298	17,193
Total current assets	274,815	291,111
Property, plant and equipment, net	9,002	8,765
Capitalized software, net	118,577	108,955
Other intangible assets, net	678,897	684,142
Operating lease right-of-use assets	21,831	20,408
Goodwill	487,909	487,909
Other assets	26,382	19,273
Total assets	$1,617,413	$1,620,563
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$645	$288
Accrued liabilities and other current liabilities	83,360	75,554
Total current liabilities	84,005	75,842
Long-term debt, net	—	93,543
Other long-term liabilities	21,301	18,429
Long-term portion of operating lease liabilities	27,372	26,295
Deferred income tax liabilities, net	139,072	139,072
Total long-term liabilities	187,745	277,339
Total liabilities	271,750	353,181
Stockholders’ equity:
Common stock, $0.001 par value (675,000,000 shares authorized and 74,743,985 and 74,372,889 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively)	75	74
Additional paid-in capital	968,702	960,700
Retained earnings	376,900	306,622
Accumulated other comprehensive loss	(14)	(14)
Total stockholders’ equity	1,345,663	1,267,382
Total liabilities and stockholders’ equity	$1,617,413	$1,620,563
The accompanying notes are an integral part of the condensed consolidated financial statements.

AssetMark Financial Holdings, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Asset-based revenue	$158,878	$137,336	$308,862	$268,375
Spread-based revenue	28,853	29,560	58,946	61,559
Subscription-based revenue	4,306	3,693	8,558	7,237
Other revenue	6,454	4,932	12,391	8,648
Total revenue	198,491	175,521	388,757	345,819
Operating expenses:
Asset-based expenses	48,347	39,344	93,200	76,778
Spread-based expenses	341	292	730	585
Employee compensation	51,902	48,099	101,909	95,010
General and operating expenses	27,821	24,354	55,145	50,043
Professional fees	12,732	8,372	18,813	13,765
Depreciation and amortization	10,296	8,684	20,218	17,112
Total operating expenses	151,439	129,145	290,015	253,293
Interest expense	2,202	2,137	4,496	4,484
Other (income) expense, net	(196)	(288)	(528)	19,577
Income before income taxes	45,046	44,527	94,774	68,465
Provision for income taxes	12,732	11,650	24,496	18,366
Net income	32,314	32,877	70,278	50,099
Net comprehensive income	$32,314	$32,877	$70,278	$50,099
Net income per share attributable to common stockholders:
Basic	$0.43	$0.44	$0.94	$0.68
Diluted	$0.43	$0.44	$0.94	$0.67
Weighted average number of common shares outstanding, basic	74,487,417	73,986,326	74,435,341	73,938,510
Weighted average number of common shares outstanding, diluted	75,283,986	74,505,158	75,109,611	74,325,580
The accompanying notes are an integral part of the condensed consolidated financial statements.

AssetMark Financial Holdings, Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(in thousands except share data)
For the three months ended June 30, 2024 and 2023

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount
Balance at March 31, 2023	73,924,212	$74	$946,768	$200,725	$(157)	$1,147,410
Net income	—	—	—	32,877	—	32,877
Share-based compensation	—	—	4,152	—	—	4,152
Issuance of common stock - vesting of restricted stock units	246,403	—	—	—	—	—
Exercise of stock appreciation rights	1,465	—	—	—	—	—
Balance at June 30, 2023	74,172,080	$74	$950,920	$233,602	$(157)	$1,184,439

Balance at March 31, 2024	74,399,237	$74	$964,868	$344,586	$(14)	$1,309,514
Net income	—	—	—	32,314	—	32,314
Share-based compensation	—	—	3,835	—	—	3,835
Issuance of common stock - vesting of restricted stock units	337,552	1	(1)	—	—	—
Exercise of stock appreciation rights	7,196	—	—	—	—	—
Balance at June 30, 2024	74,743,985	$75	$968,702	$376,900	$(14)	$1,345,663
For the six months ended June 30, 2024 and 2023

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2022	73,847,596	$74	$942,946	$183,503	$(157)	$1,126,366
Net income	—	—	—	50,099	—	50,099
Share-based compensation	—	—	7,974	—	—	7,974
Issuance of common stock - vesting of restricted stock units	269,755	—	—	—	—	—
Exercise of stock options	52,765	—	—	—	—	—
Exercise of stock appreciation rights	1,964	—	—	—	—	—
Balance at June 30, 2023	74,172,080	$74	$950,920	$233,602	$(157)	$1,184,439

Balance at December 31, 2023	74,372,889	$74	$960,700	$306,622	$(14)	$1,267,382
Net income	—	—	—	70,278	—	70,278
Share-based compensation	—	—	8,003	—	—	8,003
Issuance of common stock - vesting of restricted stock units	360,903	1	(1)	—	—	—
Exercise of stock appreciation rights	10,193	—	—	—	—	—
Balance at June 30, 2024	74,743,985	$75	$968,702	$376,900	$(14)	$1,345,663
The accompanying notes are an integral part of the condensed consolidated financial statements.

AssetMark Financial Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$70,278	$50,099
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,218	17,112
Interest expense, net	(321)	(45)
Share-based compensation	8,003	7,974
Debt acquisition cost write-down	255	92
Changes in certain assets and liabilities:
Fees and other receivables, net	(457)	(863)
Receivables from related party	250	480
Prepaid expenses and other current assets	2,812	2,954
Accounts payable, accrued liabilities and other current liabilities	6,291	13,614
Income tax receivable and payable, net	(7,893)	14,062
Net cash provided by operating activities	99,436	105,479
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Adhesion Wealth	—	(3,000)
Purchase of investments	(2,099)	(1,528)
Sale of investments	179	257
Purchase of property and equipment	(1,530)	(469)
Purchase of computer software	(23,302)	(20,920)
Purchase of convertible notes	(5,932)	(4,275)
Net cash used in investing activities	(32,684)	(29,935)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on term loan	(93,750)	(25,000)
Net cash used in financing activities	(93,750)	(25,000)
Net change in cash, cash equivalents, and restricted cash	(26,998)	50,544
Cash, cash equivalents, and restricted cash at beginning of period	232,680	136,274
Cash, cash equivalents, and restricted cash at end of period	$205,682	$186,818
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid, net	$32,378	$4,298
Interest paid	$4,178	$5,736
Non-cash operating and investing activities:
Non-cash changes to right-of-use assets	$4,183	$1,795
Non-cash changes to lease liabilities	$4,183	$1,795
The accompanying notes are an integral part of the condensed consolidated financial statements.

AssetMark Financial Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
All dollar amounts presented are in thousands other than per share amounts for all notes.
Note 1. Overview
Organization and Nature of Business
These unaudited condensed consolidated financial statements include AssetMark Financial Holdings, Inc. (“AFHI”) and its subsidiaries, which include AssetMark, Inc., AssetMark Trust Company, AssetMark Brokerage, LLC, AssetMark Services, Inc. d/b/a AssetMark Retirement Services, Inc., Global Financial Private Capital, Inc., Voyant, Inc., Voyant UK Limited, Voyant Financial Technologies Inc., Voyant Australia Pty Ltd and Atria Investments, Inc. d/b/a Adhesion Wealth. The entities listed above are collectively referred to as the “Company”. The following is a description of our primary operating subsidiaries.
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
AssetMark Brokerage, LLC (“AMB”) is a limited-purpose broker-dealer located in Concord, California and was incorporated under the laws of the State of Delaware on September 25, 2013. AMB’s primary function is to distribute the proprietary mutual funds of AMI and to sponsor the Financial Industry Regulatory Authority (“FINRA”) licensing of our employees who provide distribution support through promotion of the AMI programs and strategies that employ the mutual funds.
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
Agreement and Plan of Merger
On April 25, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GTCR Everest Borrower, LLC, a Delaware limited liability company (“GTCR”), and GTCR Everest Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of GTCR (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of GTCR (the “Merger” or “Transaction”). The Transaction is valued at approximately $2,622,573. The consummation of the Merger is subject to certain customary closing conditions and required regulatory approvals, which have not been satisfied or obtained as of August 6, 2024.
The Merger Agreement contains certain customary termination rights for the Company and GTCR. The Company is required to pay GTCR a one-time termination fee equal to approximately $80,761 in cash upon termination of the Merger Agreement under specified circumstances, including if (i) the Merger Agreement is terminated (1) by GTCR or the Company if the Merger has not been consummated on or before May 1, 2025 or (2) by GTCR in connection with the Company breaching its representations, warranties or covenants in a manner that would cause the related closing conditions to not be satisfied (subject to a cure period in certain circumstances), (ii) an alternative acquisition proposal was previously publicly announced (or, in certain circumstances, disclosed to the Board of Directors of the Company) and (iii) within 12 months after termination of the Merger Agreement, an acquisition transaction is consummated. Upon termination of the Merger Agreement under other specified circumstances, including, without limitation, if GTCR breaches any representation, warranty or covenant that results in the failure of the related closing condition to be satisfied, subject to a

AssetMark Financial Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
cure period in certain circumstances, GTCR will be obligated to pay to the Company a one-time fee equal to approximately $161,522 in cash.
The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which was filed as Exhibit 2.1 to our Current Report on Form 8-K filed on April 25, 2024.
The transaction costs associated with the Merger were approximately $9,874 and $10,952 for the three and six months ended June 30, 2024, respectively, which were included in general and operating and professional fees in our unaudited condensed consolidated statement of comprehensive income.
Note 2. Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation have been included. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ended December 31, 2024 or any future period. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
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
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). For the three and six months ended June 30, 2023, the Company reclassified $7,711 and $13,975, respectively, in the accompanying unaudited condensed consolidated statements of comprehensive income from spread-based expenses to offset spread-based revenue to account for interest credited to customer accounts on a net basis in order to correct an immaterial error. The adjustment had no effect on the current year or the previous periods’ reported net income, earnings per-share, balance sheet, stockholders’ equity or cash flows. Management has deemed the error to be immaterial to the financial statements taken as a whole.
Geographic Sources of Revenue
Revenue attributable to customers outside of the United States totaled $4,209 and $4,172 in the three months ended June 30, 2024 and 2023, respectively, and $8,447 and $7,898 in the six months ended June 30, 2024 and 2023, respectively.
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
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. The amendments in this update improve the effectiveness of disclosures about income tax information through

AssetMark Financial Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
improvements primarily related to the rate reconciliation and income taxes paid information. The guidance becomes effective for the Company beginning January 1, 2025. Early adoption of the standard is permitted. The Company is currently evaluating the effect that ASU 2023-09 will have on its consolidated financial statements.
Note 3. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	June 30, 2024	December 31, 2023
Prepaid expenses	$9,989	$10,906
Operating lease right-of-use assets	4,989	4,795
Other	1,320	1,492
Total	$16,298	$17,193
Note 4. Asset Purchase
Asset Purchase Agreement with Morningstar, Inc.
On June 18, 2024, the Company entered into an Asset Purchase Agreement with Morningstar, Inc. (“Morningstar”) pursuant to which it agreed to acquire client advisory agreements associated with Morningstar’s turnkey asset management platform. The transaction is subject to regulatory approval, necessary consents and other customary closing conditions.
Note 5. Goodwill and Other Intangible Assets
Goodwill
The Company’s goodwill balance was $487,909 as of June 30, 2024 and December 31, 2023. The Company performed an annual test for goodwill impairment based on the financial information available as of October 31, 2023 for the year ended December 31, 2023 and determined that goodwill was not impaired. The Company performed a qualitative analysis of factors and determined that goodwill was not impaired as of June 30, 2024.
Other Intangible Assets
Information regarding the Company’s intangible assets is as follows:

June 30, 2024	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived intangible assets:
Broker-dealer relationships	$570,480	$—	$570,480
Enterprise distribution channel customer relationships	17,500	—	17,500
Definite-lived intangible assets:
Trade names	50,530	(18,672)	31,858
Technology	19,600	(7,183)	12,417
Customer relationships	36,450	(11,299)	25,151
Regulatory licenses	34,850	(13,359)	21,491
Non-compete agreements	400	(400)	—
Total	$729,810	$(50,913)	$678,897

AssetMark Financial Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2023	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived intangible assets:
Broker-dealer relationships	$570,480	$—	$570,480
Enterprise distribution channel customer relationships	17,500	—	17,500
Definite-lived intangible assets:
Trade names	50,530	(17,305)	33,225
Technology	19,600	(5,694)	13,906
Customer relationships	36,450	(9,846)	26,604
Regulatory licenses	34,850	(12,488)	22,362
Non-compete agreements	400	(335)	65
Total	$729,810	$(45,668)	$684,142

Amortization expense for definite-lived intangible assets was $2,622 and $2,623 for the three months ended June 30, 2024 and 2023, respectively, and $5,245 and $5,239 for the six months ended June 30, 2024 and 2023 respectively. The Company performed an annual test for intangible assets impairment in October for the year ended December 31, 2023 and determined that intangible assets were not impaired. The Company performed a qualitative analysis of factors and determined that intangible assets were not impaired as of June 30, 2024.
Estimated amortization expense for definite‑lived intangible assets for future years is as follows:

Remainder of 2024	$5,179
2025	10,308
2026	9,158
2027	9,158
2028	9,158
2029 and thereafter	47,956
Total	$90,917
Note 6. Accrued Liabilities and Other Current Liabilities
The following table shows the breakdown of accrued liabilities and other current liabilities:

	June 30, 2024	December 31, 2023
Accrued bonus	$15,948	$22,643
Compensation and benefits payable	12,278	12,941
Asset-based payables	8,563	6,255
Current portion of operating lease liabilities	5,221	4,522
Reserve for uncertain tax positions	4,640	4,640
Other accrued expenses	36,710	24,553
Total	$83,360	$75,554

AssetMark Financial Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 7. Other Long-Term Liabilities
Other long-term liabilities consisted of the following:

	June 30, 2024	December 31, 2023
Deferred compensation plan liability	$20,908	$17,486
Other	393	943
Total	$21,301	$18,429
Note 8. Fair Value Measurements
The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value in the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, based on the three-tier fair value hierarchy:

	June 30, 2024
	Fair Value	Level I	Level II	Level III
Assets:
Equity securities investments	$592	$592	$—	$—
Assets to fund deferred compensation liability	20,908	20,908	—	—
Convertible notes receivable	23,709	—	—	23,709
Total assets	$45,209	$21,500	$—	$23,709
Liabilities:
Deferred compensation liability	$20,908	$20,908	$—	$—
Total liabilities	$20,908	$20,908	$—	$—

	December 31, 2023
	Fair Value	Level I	Level II	Level III
Assets:
Equity securities investments	$517	$517	$—	$—
Assets to fund deferred compensation liability	17,486	17,486	—	—
Convertible notes receivable	17,078	—	—	17,078
Total assets	$35,081	$18,003	$—	$17,078
Liabilities:
Deferred compensation liability	$17,486	$17,486	$—	$—
Total liabilities	$17,486	$17,486	$—	$—

Fair Value of Equity Securities Investments
The fair values of the Company’s equity securities investments consist of funds that invest in listed equity and debt securities that are actively traded and valued based on quoted market prices.

Fair Value of Deferred Compensation Assets and Liability
The fair value of the Company's deferred compensation assets consists of investments in funds that are actively traded and based on quoted market prices.
The deferred compensation liability is included in other long-term liabilities in the consolidated balance sheets and its fair market value is based on quoted market prices of the various investment funds in the Company’s rabbi trust that the participants have selected.

AssetMark Financial Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Fair Value of Convertible Notes Receivable
The fair value of the convertible notes receivable issued by the Company was estimated using a market yield method with significant inputs that are not observable in the market and thus represents a Level III fair value measurement. The significant inputs in the Company's Level III fair value measurement not supported by market activity, including creditworthiness of the borrower, are calculated in accordance with the terms of the respective agreements; management believes these significant inputs are appropriately discounted considering the uncertainties associated with these obligations.
Note 9. Asset-Based Expenses
Asset-based expenses incurred by the Company relating to the generation of asset-based revenue are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Strategist and manager fees	$40,708	$34,951	$78,952	$68,155
Premier broker-dealer fees	5,073	1,430	8,807	2,742
Custody fees	1,620	1,566	3,247	3,069
Fund advisory fees	936	1,291	2,047	2,644
Other	10	106	147	168
Total	$48,347	$39,344	$93,200	$76,778
Note 10. Debt
2020 Credit Agreement
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
2022 Credit Agreement
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

AssetMark Financial Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
against the KPIs, and includes customary affirmative covenants and representations and warranties with respect to the KPIs.
In March 2023, the Company paid down $25,000 of the 2022 Term Loans balance, with the excess repayment above the scheduled amortizing payment to be applied to future quarterly principal payments. In June 2024, the Company paid down the remaining balance of $93,750 under the 2022 Term Loans. In connection with the pay downs, the Company accelerated recognition of deferred debt acquisition costs. Deferred debt acquisition cost write-downs associated with the pay downs were $255 during the three and six months ended June 30, 2024, and $0 and $92 during the three and six months ended June 30, 2023, respectively, which were included in other (income) expense, net in our unaudited condensed consolidated statement of comprehensive income.
The Company had no amounts outstanding under the 2022 Credit Agreement as of June 30, 2024.
Note 11. Share-Based Compensation
On July 3, 2019, the Company’s Board of Directors adopted, and the Company’s sole stockholder approved, the 2019 Equity Incentive Plan (the “2019 Equity Incentive Plan”), which became effective on July 17, 2019, the date of effectiveness of the Company’s initial public offering (the “IPO”) registration statement on Form S-1. During the quarter ended June 30, 2024, the Company’s shareholders approved an additional 2,000,000 common shares and 2,300,000 treasury shares (whether then held or subsequently acquired) for issuance under the 2019 Equity Incentive Plan. The additional common shares and treasury shares will be available for issuance pending registration of such shares under the Securities Act of 1933, as amended (the “Securities Act”) and, in the case of the treasury shares, as acquired by the Company.
As of June 30, 2024, 865,540 common shares were available for issuance under the 2019 Equity Incentive Plan.
Restricted Stock Units
Periodically, the Company issues restricted stock units (“RSUs”) to all officers, certain employees and independent directors of the board under the 2019 Equity Incentive Plan. Most of these RSUs are scheduled to vest in substantially equal installments on each of the first four anniversaries of their grant date.
Share-based compensation expense related to the RSUs was $2,756 and $2,621 for the three months ended June 30, 2024 and 2023, respectively, and $5,798 and $4,953 for the six months ended June 30, 2024 and 2023, respectively.
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
Share-based compensation expense related to Equity-settled SARs was $1,079 and $1,531 for the three months ended June 30, 2024 and 2023, respectively, and $2,205 and $3,021 for the six months ended June 30, 2024 and 2023, respectively.
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

AssetMark Financial Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
recipient’s continued employment through the vesting date, and have a ten-year contractual term. Upon exercise, each of these Cash-settled SARs will be settled in cash with a value equal to the excess, if any, of the fair market value of the Company’s common stock measured on the exercise date over the strike price.
Compensation expense related to Cash-settled SARs was $203 and $82 for the three months ended June 30, 2024 and 2023, respectively, and $516 and $82 for the six months ended June 30, 2024 and 2023, respectively.
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
Because the Company operates in a highly regulated industry, the Company and its subsidiaries are regularly subject to examinations by the SEC and other relevant regulators. As disclosed since the fall of 2020, in July 2020, AMI received an examination report from the SEC’s Division of Examinations requesting that AMI and certain subsidiaries of AFHI take corrective actions. The Company’s subsidiaries also received related subpoenas from the SEC Division of Enforcement for production of documents and testimony. The matter at issue concerned allegedly inadequate disclosure of potential conflicts of interest by AMI between 2016 and 2021. Based on discussions with the SEC enforcement staff, the Company recorded an accrual of $20,000 within other (income) expense, net within the unaudited condensed consolidated statements of comprehensive income for the three months ended March 31, 2023 for the expected resolution of this matter. In September 2023, the Company reached a settlement with the SEC regarding the matter at issue without admitting or denying the SEC’s findings. On September 29, 2023, the Company paid a civil penalty of $9,500 as well as disgorgement and prejudgment interest of $8,827, to be distributed to impacted clients, and in May 2024, the SEC approved the distribution plan. The payments to impacted clients began in June 2024 and they are being processed through the Fair Fund created and previously funded for this matter. The Company also consented to, and continues to, comply with certain undertakings under the settlement.
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
Note 13. Income Taxes
The Company’s effective income tax rate differs from the federal corporate tax rate of 21.0%, primarily as a result of state taxes, the effect of research and development tax credits and permanent non-deductible items.
The Company’s effective tax rate was 28.3% and 26.2% for the three months ended June 30, 2024 and 2023, respectively, and 25.8% and 26.8% for the six months ended June 30, 2024 and 2023, respectively.

AssetMark Financial Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 14. Related Party Transactions
As of June 30, 2024 and December 31, 2023, the Company had amounts due from Huatai Securities Co., Ltd. (“HTSC”) of $0 and $250, respectively.
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
The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income per share attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income attributable to common stockholders	$32,314	$32,877	$70,278	$50,099

Weighted average number of shares of common stock used in computing net income per share attributable to common stockholders, basic	74,487,417	73,986,326	74,435,341	73,938,510
Net income per share attributable to common stockholders, basic	$0.43	$0.44	$0.94	$0.68

Weighted average shares used in computing net income per share attributable to common stockholders, basic	74,487,417	73,986,326	74,435,341	73,938,510
Effect of dilutive shares:
Stock options	147,777	120,681	141,056	112,271
Unvested RSUs	260,557	326,913	200,689	235,820
Equity-settled SARs	388,235	71,238	332,525	38,979
Diluted number of weighted-average shares outstanding	75,283,986	74,505,158	75,109,611	74,325,580
Net income per share attributable to common stockholders, diluted	$0.43	$0.44	$0.94	$0.67
The following securities were not included in the computation of diluted shares because such securities did not have a dilutive effect.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Equity-settled SARs	$53,860	$1,571,831	$53,860	$1,571,831
Unvested RSUs	—	53,055	—	53,055
Total	$53,860	$1,624,886	$53,860	$1,624,886

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
Merger Agreement
As previously announced, on April 25, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, GTCR Everest Borrower, LLC, a Delaware limited liability company (“GTCR”), and GTCR Everest Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of GTCR (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of GTCR (the “Merger”).
Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of our common stock, par value $0.001 per share (other than certain shares of our common stock specified in the Merger Agreement) issued and outstanding immediately prior to the Effective Time (other than shares held by any holder who is entitled to appraisal rights and has properly exercised such rights under Delaware law) will be converted into the right to receive $35.25 in cash, without interest.
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
Following the execution of the Merger Agreement, Huatai International Investment Holdings Limited (“HIIHL”), our majority stockholder, executed and delivered to us a written consent adopting the Merger Agreement and approving the

Merger, thereby providing the required stockholder approval for the Merger. No further action by our stockholders is required to complete the Merger.
Subject to certain exceptions, we have agreed to operate our business in the ordinary course and not take certain specific actions without GTCR’s prior consent (which consent may not be unreasonably withheld, conditioned or delayed) during the period between the execution of the Merger Agreement and the consummation of the Merger.
We and GTCR may agree to terminate the Merger Agreement by mutual written consent. Either we or GTCR may terminate the Merger Agreement if (a) the Merger has not been consummated on or before May 1, 2025 (the “End Date”), (b) any governmental authority of competent jurisdiction has issued a permanent injunction or other order prohibiting or preventing the consummation of the Merger that has become final and non-appealable or (c) the other party breaches any representation, warranty or covenant that results in the failure of the related closing condition to be satisfied, subject to a cure period in certain circumstances. We may also terminate the Merger Agreement if all of the closing conditions have been satisfied or waived (other than those conditions that by their nature only can be satisfied at the Closing), GTCR, in violation of the terms of the Merger Agreement, fails to consummate the Merger in accordance with the terms thereof, and we have provided irrevocable written notice to GTCR that we are prepared to consummate the Merger but GTCR and Merger Sub fail to consummate the Merger in accordance with the Merger Agreement within 2 business days after delivery of such notice (a “Financing Failure”).
We are required to pay GTCR a one-time termination fee equal to approximately $80.76 million in cash in certain limited circumstances, including if (a) the Merger Agreement is terminated (1) by GTCR or us if the Merger has not been consummated on or before the End Date or (2) by GTCR in connection with a breach by us of our representations, warranties or covenants in a manner that would cause the related closing conditions to not be satisfied (subject to a cure period in certain circumstances), (b) an alternative acquisition proposal was previously publicly announced (or, in certain circumstances, disclosed to our board) and (c) within 12 months after termination of the Merger Agreement, an acquisition transaction is consummated. If the Merger Agreement is terminated by us because (a) GTCR breaches any representation, warranty or covenant that results in the failure of the related closing condition to be satisfied, subject to a cure period in certain circumstances, or (b) a Financing Failure occurs, GTCR will be obligated to pay to us a one-time fee equal to approximately $161.52 million in cash (the “Parent Termination Fee”).
Subject to the satisfaction or waiver of the closing conditions, the Merger is expected to close in the second half of 2024. If the Merger is consummated, our securities will be delisted from The New York Stock Exchange (the “NYSE”) and deregistered under the Securities Exchange Act of 1934 (the “Exchange Act”) as promptly as practicable after the Effective Time.
During the three months ended June 30, 2024, other than Merger-related expenses incurred, the terms of the Merger Agreement did not materially affect the results reported in our unaudited interim condensed consolidated financial statements. Merger-related expenses in the three and six months ended June 30, 2024 were approximately $9.9 million and $11.0 million, respectively, and are included in General and operating expenses and Professional fees on our unaudited condensed consolidated statement of comprehensive income.
The foregoing description of the Merger Agreement and the transactions contemplated thereby, including the Merger, does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement. A copy of the Merger Agreement is filed as Exhibit 2.1 to this Quarterly Report on Form 10-Q.
Business Highlights
•In June 2024, we entered into an Asset Purchase Agreement with Morningstar, Inc.to acquire client advisory agreements associated with Morningstar’s turnkey asset management platform.
Financial Highlights
•Total revenue for the quarter ended June 30, 2024 was $198.5 million, up $23.0 million, or 13.1%, from $175.5 million for the quarter ended June 30, 2023. Asset-based revenue for the quarter ended June 30, 2024 was $158.9 million, up $21.5 million, or 15.7%, from $137.3 million for the quarter ended June 30, 2023. Spread-based revenue for the quarter ended June 30, 2024 was $28.9 million, down $0.7 million, or 2.4%, from $29.6 million for the quarter ended June 30, 2023.

•Net income for the quarter ended June 30, 2024 was $32.3 million, or $0.43 per share, down from $32.9 million, or $0.44 per share, for the quarter ended June 30, 2023.
•Adjusted net income for the quarter ended June 30, 2024 was $49.8 million, compared to $41.2 million for the quarter ended June 30, 2023. For a reconciliation of net income, the most directly comparable GAAP financial measure, to adjusted net income, see the section titled “—Key Operating Metrics—Non-GAAP Financial Metrics—Adjusted Net Income.”
•Adjusted EBITDA for the quarter ended June 30, 2024 was $71.9 million, compared to $60.4 million for the quarter ended June 30, 2023. For a reconciliation of net income, the most directly comparable GAAP financial measure, to adjusted EBITDA, see the section titled “—Key Operating Metrics—Non-GAAP Financial Metrics—Adjusted EBITDA.”
Asset and Adviser Growth Trends
•Platform assets were $119.4 billion as of June 30, 2024, up 18.5% from $100.8 billion as of June 30, 2023.
•We had 3,238 engaged advisers on our platform as of June 30, 2024, up 6.8% from 3,032 as of June 30, 2023.
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
Technology Development
We invested $23.7 million in the development of our technology and our dedicated technology team during the six months ended June 30, 2024. We intend to continue to invest in our technology platform to address the needs of financial advisers and their investors. Our revenue growth will depend, in part, on our ability to continue to launch new offerings and deliver solutions to financial advisers efficiently. While these investments reduce our profitability, we believe they will enable us to grow our revenue meaningfully in the long term.
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
Acquisitions
Our success in pursuing and executing strategic transactions may impact our platform assets and revenue. From 2021 to 2023, we acquired $6.9 billion in platform assets from acquisitions. In 2021, we acquired Voyant, a leading global provider of SaaS-based financial planning and client digital engagement solutions, and in December 2022, we acquired Adhesion Wealth, a leading provider of wealth management technology solutions to registered investment advisers (“RIAs”), RIA enterprises, turnkey asset management programs and asset managers. In June 2024, we announced our agreement to acquire the platform assets from Morningstar’s wealth turnkey asset management Platform. We expect to continue to selectively seek acquisitions that will enhance our scale, operating leverage and capabilities to further deepen our offering to advisers and investors. However, under the Merger Agreement, we are subject to certain restrictions that prevent us from engaging in certain acquisitions and transactions prior to the closing or termination of the Merger.
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

Key metrics for the three and six months ended June 30, 2024 and 2023 include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operational metrics:
Platform assets (at period-beginning) (millions of dollars)	$116,901	$96,203	$108,929	$91,470
Net flows (millions of dollars)	1,703	1,695	3,545	3,326
Market impact net of fees (millions of dollars)	783	2,864	6,913	5,966
Platform assets (at period-end) (millions of dollars)	$119,387	$100,762	$119,387	$100,762
Net flows lift (% of beginning-of-year platform assets)	1.6%	1.9%	3.3%	3.6%
Advisers (at period-end)	9,245	9,323	9,245	9,323
Engaged advisers (at period-end)	3,238	3,032	3,238	3,032
Assets from engaged advisers (at period-end) (millions of dollars)	$111,897	$93,109	$111,897	$93,109
Households (at period-end)	261,341	247,934	261,341	247,934
New producing advisers	164	188	333	354
Production lift from existing advisers (annualized %)	20.2%	20.2%	19.4%	19.5%
Assets in custody at ATC (at period-end) (millions of dollars)	$88,681	$74,074	$88,681	$74,074
ATC client cash (at period-end) (millions of dollars)	$2,933	$2,942	$2,933	$2,942
Financial metrics:
Total revenue (millions of dollars)	$198.5	$175.5	$388.8	$345.8
Net income (millions of dollars)	$32.3	$32.9	$70.3	$50.1
Net income margin (%)	16.3%	18.7%	18.1%	14.5%
Capital expenditure (millions of dollars)	$13.0	$11.2	$24.9	$21.2
Non-GAAP financial metrics:
Adjusted EBITDA (millions of dollars)	$71.9	$60.4	$137.8	$119.2
Adjusted EBITDA margin (%)	36.2%	34.4%	35.4%	34.5%
Adjusted net income (millions of dollars)	$49.8	$41.2	$95.0	$80.9
Platform Assets
We believe that the amount of assets on our platform is an important indicator of the strength and growth of our business, our increased customer footprint and the market acceptance of our platform. We define platform assets as substantially all assets on the AssetMark and Adhesion Wealth platforms, whether these are assets for which we provide advisory services, referred to as regulatory assets under management (“AUM”), or non-advisory assets under administration, assets held in cash accounts or otherwise not managed (collectively, “Other Assets”). There is generally no material economic difference to our financial results whether assets are considered AUM or Other Assets. We view our platform assets as reflective of our revenue growth and potential for future growth. We had platform assets of $119,387 million and $100,762 million as of June 30, 2024 and 2023, respectively. Our regulatory AUM totaled $71,624 million and $61,603 million as of June 30, 2024 and 2023, respectively. We intend to continue growing our platform assets with enhancements to our technology, services and investment solutions. We expect the growth in our platform assets will remain a significant indicator of our business momentum and results of operations as existing advisers and new advisers realize the benefits of our platform. Our platform assets in any period may continue to fluctuate as a result of several factors, including our adviser satisfaction with the functionality, features, performance or pricing of our offering, overall fluctuations in the securities markets and other factors, a number of which are beyond our control.
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
Production Lift from Existing Advisers (Annualized)
Existing advisers for a given period are defined as those who had invested client assets on our platform as of the beginning of the period, excluding Adhesion Wealth in 2023. Production lift from existing advisers for a given period is calculated by dividing production (the amount of new assets that are added to client accounts) attributable to these existing advisers for such period by platform assets as of the beginning of such period and annualizing the result. This metric represents both the organic growth of these advisers as well as any incremental share of wallet of the adviser’s business that is added to our platform on an annualized basis.
Assets in Custody at ATC (at Period-End)
Assets in custody at ATC represents platform assets that are in custody at AssetMark Trust Company (“ATC”).
ATC Client Cash (at Period-End)
In general, all accounts with ATC are required to have cash at a minimum level ranging from of 1.5% to 5% of invested assets. In addition to this minimum amount, strategists and advisers have the discretion to hold additional invested assets in cash. We refer to the aggregate amount of cash held at ATC as ATC client cash. As of June 30, 2024 and 2023, ATC client cash accounted for 3.3% and 4.0%, respectively, of the total assets in custody at ATC. As of June 30, 2024 and

2023, the majority of the ATC client cash was placed with the ATC complete cash solutions program and was the primary source of spread-based revenue for our business.
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
Non-GAAP Financial Metrics
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA is defined as EBITDA (net income plus interest expense, income tax expense, depreciation and amortization and less interest income), further adjusted to exclude certain non-cash charges and other adjustments set forth below. Adjusted EBITDA margin is defined as adjusted EBITDA divided by total revenue. Adjusted EBITDA and adjusted EBITDA margin are useful financial metrics in assessing our operating performance from period to period because they exclude certain items that we believe are not representative of our core business, such as certain material non-cash items and other adjustments such as share-based compensation, strategic initiatives and reorganization and integration costs. We believe that adjusted EBITDA and adjusted EBITDA margin, viewed in addition to, and not in lieu of, our reported GAAP results, provide useful information to investors regarding our performance and overall results of operations for various reasons, including:
•non-cash equity grants made to employees at a certain price and point in time do not necessarily reflect how our business is performing at any particular time; as such, share-based compensation expense is not a key measure of our operating performance; and
•costs associated with acquisitions and the resulting integrations, debt refinancing, restructuring and conversions, as well as non-recurring litigation costs, can vary from period to period and transaction to transaction; as such, expenses associated with these activities are not considered a key measure of our operating performance.
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
Set forth below is a reconciliation from net income and net income margin, the most directly comparable GAAP financial measures, to adjusted EBITDA and adjusted EBITDA margin for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Three Months Ended June 30,
(in thousands except for percentages)	2024	2023	2024	2023
Net income	$32,314	$32,877	16.3%	18.7%
Provision for income taxes	12,732	11,650	6.4%	6.6%
Interest income	(4,362)	(2,509)	(2.1)%	(1.4)%
Interest expense	2,202	2,137	1.1%	1.2%
Depreciation and amortization	10,296	8,684	5.2%	5.0%
EBITDA	$53,182	$52,839	26.9%	30.1%
Share-based compensation(1)	3,835	4,152	1.9%	2.4%
Reorganization and integration costs(2)	3,200	3,556	1.6%	2.0%
Merger and acquisition expenses(3)	11,002	(140)	5.5%	(0.1)%
Long-term incentive cash awards(4)	398	—	0.2%	—
Other (income) expense, net	256	(10)	0.1%	—
Adjusted EBITDA	$71,873	$60,397	36.2%	34.4%
(1)Share-based compensation” represents granted share-based compensation in the form of restricted stock unit and stock appreciation right grants by us to certain of our directors and employees. Although this expense occurred in each measurement period, we have added the expense back in our calculation of adjusted EBITDA because of its noncash impact.
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
(3)“Merger and acquisition expenses” includes employee severance, transition and retention expenses, duplicative general and administrative expenses and other professional fees related to acquisitions and the Merger.
(4)“Long-term incentive cash awards” represents deferred cash bonuses granted in June 2024 in lieu of share-based compensation to certain of our directors and employees. The bonuses vest on the earlier of the one-year anniversary of the grant or our completed merger with GTCR.

	Six Months Ended June 30,		Six Months Ended June 30,
(in thousands except for percentages)	2024	2023	2024	2023
Net income	$70,278	$50,099	18.1%	14.5%
Provision for income taxes	24,496	18,366	6.3%	5.3%
Interest income	(8,385)	(4,560)	(2.2)%	(1.3)%
Interest expense	4,496	4,484	1.2%	1.3%
Depreciation and amortization	20,218	17,112	5.2%	5.0%
EBITDA	$111,103	$85,501	28.6%	24.8%
Share-based compensation(1)	8,003	7,974	2.1%	2.3%
Reorganization and integration costs(2)	5,962	5,465	1.5%	1.6%
Merger and acquisition expenses(3)	12,090	173	3.1%	—
Long-term incentive cash awards(4)	398	—	0.1%	—
Business continuity plan(5)	—	(6)	—	—
Accrual for SEC settlement(6)	—	20,000	—	5.8%
Other (income) expense, net	224	77	—	—
Adjusted EBITDA	$137,780	$119,184	35.4%	34.5%
Set forth below is a summary of the adjustments involved in the reconciliation from net income and net income margin, the most directly comparable GAAP financial measures, to adjusted EBITDA and adjusted EBITDA margin for the three and six months ended June 30, 2024 and 2023, broken out by compensation and non-compensation expenses.

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
(in thousands)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Share-based compensation(1)	$3,835	$—	$3,835	$4,152	$—	$4,152
Reorganization and integration costs(2)	1,675	1,525	3,200	1,204	2,352	3,556
Merger and acquisition expenses(3)	—	11,002	11,002	—	(140)	(140)
Long-term incentive cash awards(4)	398	—	398	—	—	—
Other (income) expense, net	—	256	256	—	(10)	(10)
Total adjustments to adjusted EBITDA	$5,908	$12,783	$18,691	$5,356	$2,202	$7,558
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
(3)“Merger and acquisition expenses” includes employee severance, transition and retention expenses, duplicative general and administrative expenses and other professional fees related to acquisitions and the Merger.
(4) “Long-term incentive cash awards” represents deferred cash bonuses granted in June 2024 in lieu of share-based compensation to certain of our directors and employees. The bonuses vest on the earlier of the one-year anniversary of the grant or our completed merger with GTCR.
(5)“Business continuity plan” includes incremental compensation and other costs that are directly related to a transition to a hybrid workforce in 2022.
(6)“Accrual for SEC settlement” represents an accrual for the now-settled SEC matter from 2023 discussed in Note 12 to the unaudited condensed consolidated financial statements.

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
(in percentages)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Share-based compensation(1)	1.9%	—	1.9%	2.4%	—	2.4%
Reorganization and integration costs(2)	0.8%	0.8%	1.6%	0.7%	1.3%	2.0%
Merger and acquisition expenses(3)	—	5.5%	5.5%	—	(0.1)%	(0.1)%
Long-term incentive cash awards(4)	0.2%	—	0.2%	—	—	—
Other (income) expense, net	—	0.1%	0.1%	—	—	—
Total adjustments to adjusted EBITDA margin %	2.9%	6.4%	9.3%	3.1%	1.2%	4.3%

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
(in thousands)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Share-based compensation(1)	$8,003	$—	$8,003	$7,974	$—	$7,974
Reorganization and integration costs(2)	3,206	2,756	5,962	2,269	3,196	5,465
Merger and acquisition expenses(3)	—	12,090	12,090	100	73	173
Long-term incentive cash awards(4)	398	—	398	—	—	—
Business continuity plan(5)	—	—	—	—	(6)	(6)
Accrual for SEC settlement(6)	—	—	—	—	20,000	20,000
Other (income) expense, net	—	224	224	—	77	77
Total adjustments to adjusted EBITDA	$11,607	$15,070	$26,677	$10,343	$23,340	$33,683

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
(in percentages)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Share-based compensation(1)	2.1%	—	2.1%	2.3%	—	2.3%
Reorganization and integration costs(2)	0.8%	0.7%	1.5%	0.7%	0.9%	1.6%
Merger and acquisition expenses(3)	—	3.1%	3.1%	—	—	—
Long-term incentive cash awards(4)	0.1%	—	0.1%	—	—	—
Business continuity plan(5)	—	—	—	—	—	—
Accrual for SEC settlement(6)	—	—	—	—	5.8%	5.8%
Other (income) expense, net	—	—	—	—	—	—
Total adjustments to adjusted EBITDA margin %	3.0%	3.8%	6.8%	3.0%	6.7%	9.7%
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
(3)“Merger and acquisition expenses” includes employee severance, transition and retention expenses, duplicative general and administrative expenses and other professional fees related to acquisitions and the Merger.
(4) “Long-term incentive cash awards” represents deferred cash bonuses granted in June 2024 in lieu of share-based compensation to certain of our directors and employees. The bonuses vest on the earlier of the one-year anniversary of the grant or our completed merger with GTCR.
(5)“Business continuity plan” includes incremental compensation and other costs that are directly related to a transition to a hybrid workforce in 2022.
(6)“Accrual for SEC settlement” represents an accrual for the now-settled SEC matter from 2023 discussed in Note 12 to the unaudited condensed consolidated financial statements.

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

Set forth below is a reconciliation from net income, the most directly comparable GAAP financial measure, to adjusted net income for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
(in thousands)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Net income			$32,314			$32,877
Acquisition-related amortization(1)	$—	$2,180	2,180	$—	$2,180	2,180
Expense adjustments(2)	2,073	12,527	14,600	1,204	2,212	3,416
Share-based compensation	3,835	—	3,835	4,152	—	4,152
Other (income) expense, net	—	256	256	—	(10)	(10)
Tax effect of adjustments(3)	(1,447)	(1,971)	(3,418)	(1,285)	(88)	(1,373)
Adjusted net income	$4,461	$12,992	$49,767	$4,071	$4,294	$41,242

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
(in thousands)	Compensation	Non- Compensation	Total	Compensation	Non- Compensation	Total
Net income			$70,278			$50,099
Acquisition-related amortization(1)	$—	$4,360	4,360	$—	$4,354	4,354
Expense adjustments(2)	3,604	14,846	18,450	2,369	23,263	25,632
Share-based compensation	8,003	—	8,003	7,974	—	7,974
Other (income) expense, net	—	224	224	—	77	77
Tax effect of adjustments(3)	(2,844)	(3,484)	(6,328)	(2,482)	(4,712)	(7,194)
Adjusted net income	$8,763	$15,946	$94,987	$7,861	$22,982	$80,942
(1)Relates to intangible assets established in connection with HTSC’s acquisition of our Company in 2016.
(2)Consists of the adjustments to EBITDA listed in the adjusted EBITDA reconciliation table above other than share-based compensation.
(3)Consists of adjustments to normalize our estimated tax rate in determining adjusted net income.
Components of Results of Operations
Revenue
Asset-Based Revenue
A majority of our revenue is derived from the fees we charge as a percentage of platform assets. We record this revenue as asset-based revenue. In addition to the value of the assets on our platform, our asset-based revenue varies from period to period based on the mix of investment solutions and services that financial advisers utilize for their clients, as different solutions and services carry different fees. In addition, our asset-based revenue can fluctuate across periods due to changes in the magnitude and volume of negotiated pricing arrangements, which are typically driven by large-volume clients. Asset-based revenue accounted for approximately 80.0% and 78.2% of our total revenue for the three months ended June 30, 2024 and 2023, and approximately 79.4% and 77.6% of our total revenue for the six months ended June 30, 2024 and 2023, respectively. Asset-based revenue increased in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 as a result of higher platform assets.
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
Interest Expense
Interest expense reflects the interest paid under the 2022 Credit Agreement, which may fluctuate over time. We expect changes in interest expense to align with interest rate fluctuations in the United States, to the extent we have an outstanding balance under the 2022 Credit Agreement.
Other (Income) Expense, Net
Other (income) expense, net, represents the expense associated with our equity securities investments, along with the gains and losses from such investments, foreign exchange fluctuations, interest income earned on our convertible notes and settlement expense recognized in connection with regulatory matters.

Results of Operations
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
The following discussion presents an analysis of our results of operations for the three months ended June 30, 2024 and 2023. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items.

	Three months ended June 30,
(in thousands)	2024	2023	$ Change	% Change
Revenue:
Asset-based revenue	$158,878	$137,336	$21,542	15.7
Spread-based revenue	28,853	29,560	(707)	(2.4)
Subscription-based revenue	4,306	3,693	613	16.6
Other revenue	6,454	4,932	1,522	30.9
Total revenue	198,491	175,521	22,970	13.1
Operating expenses:
Asset-based expenses	48,347	39,344	9,003	22.9
Spread-based expenses	341	292	49	16.8
Employee compensation	51,902	48,099	3,803	7.9
General and operating expenses	27,821	24,354	3,467	14.2
Professional fees	12,732	8,372	4,360	52.1
Depreciation and amortization	10,296	8,684	1,612	18.6
Total operating expenses	151,439	129,145	22,294	17.3
Interest expense	2,202	2,137	65	3.0
Other (income) expense, net	(196)	(288)	92	(31.9)
Income before income taxes	45,046	44,527	519	1.2
Provision for income taxes	12,732	11,650	1,082	9.3
Net income	$32,314	$32,877	$(563)	(1.7)

Asset-Based Revenue
Asset-based revenue increased by $21.5 million, or 15.7%, from $137.3 million in the three months ended June 30, 2023 to $158.9 million in the three months ended June 30, 2024. This increase was related to increased platform fees and advisory fees of $20.7 million associated with higher platform assets and higher custodial revenue of $0.8 million. The portion of increased asset-based revenue associated with higher platform assets was offset in part by a shift in the mix of investment products used by clients as well as negotiated pricing arrangements with certain large-volume clients.
Spread-Based Revenue
Spread-based revenue decreased by $0.7 million, or 2.4%, from $29.6 million in the three months ended June 30, 2023 to $28.9 million in the three months ended June 30, 2024. This decrease was primarily related to a $0.4 million increase in interest credited to client accounts and a $0.3 million decrease in interest earned at third-party banks, as a result of lower ATC cash balances.
Subscription-Based Revenue
Subscription-based revenue increased by $0.6 million, or 16.6%, from $3.7 million in the three months ended June 30, 2023 to $4.3 million in the three months ended June 30, 2024. This increase was primarily related to an increase in the average number of subscription licenses.

Other Revenue
Other revenue increased by $1.5 million, or 30.9%, from $4.9 million in the three months ended June 30, 2023 to $6.5 million in the three months ended June 30, 2024. This increase was driven by a $1.8 million increase in interest income earned on operating cash due to higher average cash balances, partially offset by a $0.3 million decrease in revenue related to other miscellaneous items.
Asset-Based Expenses
Asset-based expenses increased by $9.0 million, or 22.9%, from $39.3 million in the three months ended June 30, 2023 to $48.3 million in the three months ended June 30, 2024. This increase was primarily driven by an increase in asset-based fees associated with higher platform assets.
Spread-Based Expenses
Spread-based expenses increased by $0.1 million, or 16.8%, driven by higher fees paid to ATC’s third-party administrator for administering ATC’s complete cash solutions program.
Employee Compensation
Employee compensation increased by $3.8 million, or 7.9%, from $48.1 million in the three months ended June 30, 2023 to $51.9 million in the three months ended June 30, 2024. This increase was driven by a $3.4 million increase in salaries and related expenses attributable to our ongoing growth, a $0.5 million increase in employee compensation in connection with reorganizations and integrations and a $0.4 million increase in employee compensation in connection with cash incentive awards granted in June 2024 in lieu of share-based compensation. The increase was partially offset by a $0.3 million decrease in contractor-related costs and a $0.3 million decrease in share-based compensation expense.
General and Operating Expenses
General and operating expenses increased by $3.5 million, or 14.2%, from $24.4 million in the three months ended June 30, 2023 to $27.8 million in the three months ended June 30, 2024. This increase was due to a $5.2 million increase in acquisition-related costs in connection with the Merger, a $0.7 million increase in software and subscription costs, a $0.3 million increase in trading-related costs and a $0.2 million increase in facilities costs. The increase was partially offset by a $1.9 million decrease in costs associated with our broker-dealer partners, a $0.6 million decrease in events and travel costs and a $0.4 million decrease in advertising costs.
Professional Fees
Professional fees increased by $4.4 million, or 52.1%, from $8.4 million in the three months ended June 30, 2023 to $12.7 million in the three months ended June 30, 2024. This increase was driven by a $5.9 million increase in acquisition-related professional fees in connection with the Merger. The increase was partially offset by a $0.9 million decrease in professional fees associated with reorganizations and integrations, a $0.5 million decrease in general professional fees and a $0.1 million decrease in consulting fees.
Depreciation and Amortization Expense
Depreciation and amortization expense increased by $1.6 million, or 18.6%, from $8.7 million in the three months ended June 30, 2023 to $10.3 million in the three months ended June 30, 2024. The increase was primarily driven by higher amortization as a result of software assets placed into service subsequent to June 30, 2023.
Interest Expense
Interest expense increased by $0.1 million, or 3.0%, from $2.1 million in the three months ended June 30, 2023 to $2.2 million in the three months ended June 30, 2024. This increase was primarily attributed to higher interest rates during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.

Other (Income) Expense, Net
Other (income) expense, net, decreased by $0.1 million, primarily due to, among other things, a $0.3 million decrease in unrealized gain on investments partially offset by a $0.2 million increase in interest income related to our convertible notes receivables.
Provision for Income Taxes
Provision for income taxes increased by $1.1 million, or 9.3%, from $11.7 million in the three months ended June 30, 2023 to $12.7 million in the three months ended June 30, 2024. This was primarily due to, among other things, an increase in non-deductible items associated with the Merger in the three months ended June 30, 2024.
Net Income
Net income decreased by $0.6 million, or 1.7%, from $32.9 million in the three months ended June 30, 2023 to $32.3 million in the three months ended June 30, 2024.

This decrease was primarily due to a $4.4 million increase in professional fees, a $3.8 million increase in employee compensation costs, a $3.5 million increase in general and operating expenses, a $1.6 million increase in depreciation and amortization expense and a $1.1 million increase in our provision for income taxes.

This decrease was partially offset by, among other things, a $12.5 million increase in asset-based revenue, net of asset-based expense and a $1.5 million increase in other revenue.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
The following discussion presents an analysis of our results of operations for the six months ended June 30, 2024 and 2023. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items.

	Six months ended June 30,
(in thousands)	2024	2023	$ Change	% Change
Revenue:
Asset-based revenue	$308,862	$268,375	$40,487	15.1
Spread-based revenue	58,946	61,559	(2,613)	(4.2)
Subscription-based revenue	8,558	7,237	1,321	18.3
Other revenue	12,391	8,648	3,743	43.3
Total revenue	388,757	345,819	42,938	12.4
Operating expenses:
Asset-based expenses	93,200	76,778	16,422	21.4
Spread-based expenses	730	585	145	24.8
Employee compensation	101,909	95,010	6,899	7.3
General and operating expenses	55,145	50,043	5,102	10.2
Professional fees	18,813	13,765	5,048	36.7
Depreciation and amortization	20,218	17,112	3,106	18.2
Total operating expenses	290,015	253,293	36,722	14.5
Interest expense	4,496	4,484	12	0.3
Other (income) expense, net	(528)	19,577	(20,105)	*
Income before income taxes	94,774	68,465	26,309	38.4
Provision for income taxes	24,496	18,366	6,130	33.4
Net income	$70,278	$50,099	$20,179	40.3
*Not meaningful

Asset-Based Revenue
Asset-based revenue increased by $40.5 million, or 15.1%, from $268.4 million in the six months ended June 30, 2023 to $308.9 million in the six months ended June 30, 2024. This increase was related to increased platform fees and advisory fees of $38.9 million associated with higher platform assets and higher custodial revenue of $1.6 million. The portion of increased asset-based revenue associated with higher platform assets was offset in part by a shift in the mix of investment products used by clients as well as negotiated pricing arrangements with certain large-volume clients.
Spread-Based Revenue
Spread-based revenue decreased by $2.6 million, or 4.2%, from $61.6 million in the six months ended June 30, 2023 to $58.9 million in the six months ended June 30, 2024. This decrease was primarily related to a $2.5 million increase in interest credited to client accounts and a $0.1 million decrease in interest earned at third-party banks as a result of lower ATC cash balances.
Subscription-Based Revenue
Subscription-based revenue increased by $1.3 million, or 18.3%, from $7.2 million in the six months ended June 30, 2023 to $8.6 million in the six months ended June 30, 2024. This increase was primarily related to an increase in the average number of subscription licenses.
Other Revenue
Other revenue increased by $3.7 million, or 43.3%, from $8.7 million in the six months ended June 30, 2023 to $12.4 million in the six months ended June 30, 2024. This increase was driven by a $4.2 million increase in interest income earned on operating cash due to higher interest rates, partially offset by a $0.5 million decrease in revenue related to other miscellaneous items.
Asset-Based Expenses
Asset-based expenses increased by $16.4 million, or 21.4%, from $76.8 million in the six months ended June 30, 2023 to $93.2 million in the six months ended June 30, 2024. This increase was primarily driven by an increase in asset-based fees associated with higher platform assets.
Spread-Based Expenses
Spread-based expenses increased by $0.1 million, or 24.8%, from $0.6 million in the six months ended June 30, 2023 to $0.7 million in the six months ended June 30, 2024. This increase was driven by higher fees paid to ATC’s third-party administrator for administering ATC’s complete cash solutions program.
Employee Compensation
Employee compensation increased by $6.9 million, or 7.3%, from $95.0 million in the six months ended June 30, 2023 to $101.9 million in the six months ended June 30, 2024. This increase was driven by a $6.2 million increase in salaries and related expenses attributable to our ongoing growth, a $0.9 million increase in employee compensation in connection with reorganizations and integrations and a $0.4 million increase in employee compensation in connection with cash incentive awards granted in June 2024 in lieu of share-based compensation. The increase was partially offset by a $0.6 million decrease in contractor-related costs.
General and Operating Expenses
General and operating expenses increased by $5.1 million, or 10.2%, from $50.0 million in the six months ended June 30, 2023 to $55.1 million in the six months ended June 30, 2024. This increase was due to a $5.0 million increase in acquisition-related costs in connection with the Merger, a $1.8 million increase in software and subscription costs, a $1.0 increase in general reorganization and integration-related costs, a $0.5 million increase in trading-related costs, a $0.4 million increase in events and travel costs, a $0.3 million increase in facilities costs and a $0.2 million increase in miscellaneous taxes. The increase was partially offset by a $3.9 million decrease in costs associated with our broker-dealer partners and a $0.2 million decrease in advertising costs.

Professional Fees
Professional fees increased by $5.0 million, or 36.7%, from $13.8 million in the six months ended June 30, 2023 to $18.8 million in the six months ended June 30, 2024. This increase was driven by a $5.9 million increase in acquisition-related professional fees in connection with the Merger, a $0.5 million increase in audit-related costs and a $0.4 million increase in consulting fees. The increase was partially offset by a $1.3 million decrease in general professional fees and a $0.5 million decrease in professional fees associated with reorganizations and integrations.
Depreciation and Amortization Expense
Depreciation and amortization expense increased by $3.1 million, or 18.2%, from $17.1 million in the six months ended June 30, 2023 to $20.2 million in the six months ended June 30, 2024. The increase was primarily driven by higher amortization as a result of software assets placed into service subsequent to June 30, 2023.
Interest Expense
Interest expense remained substantially flat during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.
Other (Income) Expense, Net
Other (income) expense, net, decreased $20.1 million from the six months ended June 30, 2023 to the six months ended June 30, 2024, primarily due to, among other things, a $20.0 million accrual recorded during the six months ended June 30, 2023 in connection with the SEC settlement.
Provision for Income Taxes
Provision for income taxes increased by $6.1 million, or 33.4%, from $18.4 million in the six months ended June 30, 2023 to $24.5 million in the six months ended June 30, 2024. This was primarily due to, among other things, an increase in pre-tax income and non-deductible items associated with the Merger in the six months ended June 30, 2024.
Net Income
Net income increased by $20.2 million, or 40.3%, from $50.1 million in the six months ended June 30, 2023 to $70.3 million in the six months ended June 30, 2024.

This increase was primarily due to a $24.1 million increase in asset-based revenue, net of asset-based expense, a $20.1 million decrease in other expense, net, as a result of an accrual for the SEC settlement during the six months ended June 30, 2023 and a $3.7 million increase in other revenue.

This increase was partially offset by, among other things, a $6.9 million increase in employee compensation costs, a $6.1 million increase in our provision for income taxes, a $5.1 million increase in general and operating expenses, a $5.0 million increase in professional fees, a $3.1 million increase in depreciation and amortization expense and a $2.7 million decrease in spread-based revenue, net of spread-based expense.
Liquidity and Capital Resources
Liquidity
Our operations have been financed primarily through cash flows from operations. In December of 2020, we entered into the 2020 Credit Agreement with Bank of Montreal, and in January of 2022 we amended the 2020 Credit Agreement, which, as amended and restated, we refer to as the 2022 Credit Agreement. As of June 30, 2024, we had cash and cash equivalents of $189.7 million, and restricted cash of $16.0 million. Our material cash requirements primarily comprise operating lease obligations, purchase obligations and principal and interest payments with respect to the 2022 Term Loans, to the extent we have an outstanding balance thereunder. We expect that our cash and liquidity needs will continue to be met by cash generated by our ongoing operations along with our 2022 Revolving Credit Facility over the next twelve months, as well as beyond the next twelve months. To the extent that existing cash, cash from operations and our 2022 Revolving Credit Facility are not sufficient to fund our future operations, we may need to raise additional funds through public or private equity or additional debt financing. In addition, we may opportunistically seek to raise additional capital to fund our continued growth. To the extent that we are unsuccessful in additional debt or equity financings, our plans for continued growth may be curtailed.
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
The 2022 Credit Agreement contains customary affirmative and negative covenants, including reporting requirements and restrictions, subject to various exceptions, on the incurrence of additional indebtedness, the creation of liens, the making of acquisitions and investments, the disposal of assets and the making of restricted payments. Additionally, the 2022 Credit Agreement includes financial covenants, which provide that (i) as of the last day of a fiscal quarter, the Total Leverage Ratio shall not exceed 3.5 to 1.0 and (ii) as of the last day of a fiscal quarter, the interest coverage ratio shall not be less than 4.0 to 1.0. As of June 30, 2024, we were in compliance with all applicable covenants. The 2022 Credit Agreement also contains customary events of default, which could result in acceleration of amounts due thereunder. Such events of default include, subject to the grace periods specified therein, our failure to pay principal or interest when due, our failure to satisfy or comply with covenants, a change of control, the imposition of certain judgments and the invalidation of liens we have granted. We had no amounts outstanding under the 2022 Credit Agreement as of June 30, 2024.
The Merger
We have agreed to various covenants and agreements in the Merger Agreement, including, among others, agreement to use our reasonable best efforts to conduct our business in the ordinary course of business between the execution of the Merger Agreement and the closing of the Merger. Outside of certain limited exceptions, we may not take certain specified actions without GTCR’s prior consent, which is not to be unreasonably withheld, conditioned or delayed, that could affect our liquidity and capital resource needs or requirements, including (i) acquiring other entities or any assets, properties or businesses that are material to us, (ii) making capital expenditures above specified thresholds, (iii) incurring additional indebtedness, (iv) issuing additional securities or (v) repurchasing or redeeming shares of our common stock. We do not believe these restrictions will prevent us from meeting our liquidity and capital resource needs or requirements, including our ongoing costs of operations, working capital needs or capital expenditure requirements.
Cash Flows
The following table presents information regarding our cash flows, cash, cash equivalents and restricted cash for the periods indicated:

	Six months ended June 30,
(in thousands)	2024	2023
Cash provided by operating activities	$99,436	$105,479
Cash used in investing activities	(32,684)	(29,935)
Cash used in financing activities	(93,750)	(25,000)
Net change in cash, cash equivalents and restricted cash	(26,998)	50,544
Cash, cash equivalents and restricted cash at beginning of period	232,680	136,274
Cash, cash equivalents and restricted cash at end of period	$205,682	$186,818
Cash Provided by Operating Activities
Cash flows provided by operating activities decreased by $6.0 million from $105.5 million in the six months ended June 30, 2023 to $99.4 million in the six months ended June 30, 2024, primarily due to, among other things, a decrease in the change in operating assets and liabilities of $29.2 million, partially offset by an increase in net income of $20.2 million and an increase in period-over-period non-cash addbacks for depreciation and amortization expense of $3.1 million.
Cash Used in Investing Activities
Cash used in investing activities increased by $2.7 million from $29.9 million in the six months ended June 30, 2023 to $32.7 million in the six months ended June 30, 2024, primarily due to, among other things, a $3.4 million increase in capital expenditures related to internal software development and leasehold improvements, a $1.7 million increase in purchases of convertible notes and a $0.6 million increase in purchases of equity security investments during the six months ended June 30, 2024. The increase was partially offset by a $3.0 million paydown of a purchase consideration liability during the six months ended June 30, 2023 in connection with the acquisition of Adhesion Wealth.
Cash Used in Financing Activities
Cash flows used in financing activities increased by $68.8 million due to an off-cycle full principal repayment of $93.8 million on the 2022 Term Loan during the six months ended June 30, 2024, offset by a $25.0 million partial principal repayment on the 2022 Term Loan during the six months ended June 30, 2023.
Contractual Obligations
During the six months ended June 30, 2024, we settled the remaining balance of $93.8 million under our 2022 Term Loan. There have been no other material changes to our contractual obligations and commitments as of June 30, 2024 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
Off-Balance Sheet Arrangements
As of June 30, 2024, we had no off-balance sheet arrangements.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market Risk
Our exposure to market risk is directly related to revenue from fees earned based upon a percentage of assets on our platform. In the six months ended June 30, 2024, 93.1% of our total revenue was based on the market value of assets on our platform and was recurring in nature. We expect this percentage to vary over time. A 1% decrease in the aggregate value of assets on the platform at the beginning of the period for the six months ended June 30, 2024 would have caused our total revenue to decline by 1%, or $3.6 million, and would have caused our pre-tax income to decline by 2.9%, or $2.8 million, assuming we did not initiate additional expense measures in response to a market decline.
We manage market risk exposure by diversifying our revenue streams to include subscription-based revenue and spread-based revenue. In addition, we bill platform fees in advance of each quarter, providing visibility into near-term revenue and affording us time to adjust forward-looking spend if necessary.
Interest Rate Risk
Changes in interest rates will impact our spread-based revenue. As of June 30, 2024, client cash assets participating in the complete cash solutions program at ATC totaled $2.9 billion. A change in short-term interest rates of 100 basis points at the beginning of the period for the six months ended June 30, 2024 would result in an increase or decrease in income before income taxes of approximately $21.6 million on an annual basis (based on total client cash assets at December 31, 2023) and subject to any changes to interest credited to the end-investor. Actual impacts may vary depending on interest rate levels and the significance of change.
We expect changes in spread-based revenue to align with interest rate fluctuations in the United States.
Additionally, changes to interest rates will impact the cost of our borrowing under the 2022 Credit Agreement, which bears interest at a rate per annum equal to, at our option, either (i) SOFR plus a margin based on our Total Leverage Ratio (as defined in the 2022 Credit Agreement) or (ii) the Base Rate (as defined in the 2022 Credit Agreement) plus a margin based on our Total Leverage Ratio. The margin will range between 0.875% and 2.5% for base rate loans and between 1.875% and 3.5% for SOFR loans. We will pay a commitment fee based on the average daily unused portion of the commitments under the 2022 Revolving Credit Facility, a letter of credit fee equal to the margin then in effect with respect to the SOFR loans under the 2022 Revolving Credit Facility, a fronting fee and any customary documentary and processing charges for any letter of credit issued under the 2022 Credit Agreement. We had no amounts outstanding under the 2022 Credit Agreement as of June 30, 2024.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective, at the reasonable assurance level.
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
Because we operate in a highly regulated industry, we and our subsidiaries are regularly subject to examinations and enforcement inquiries by the SEC and other governmental and regulatory agencies. As disclosed since the fall of 2020, in July 2020, AMI received an examination report from the SEC’s Division of Examinations requesting that AMI and certain subsidiaries of AFHI take corrective actions. Our subsidiaries also received related subpoenas from the SEC Division of Enforcement for production of documents and testimony. The matter at issue concerned allegedly inadequate disclosure of potential conflicts of interest by AMI between 2016 and 2021. Based on discussions with the SEC enforcement staff, we recorded an accrual of $20.0 million within other (income) expense, net within the unaudited condensed consolidated statements of comprehensive income for the three months ended March 31, 2023 for the expected resolution of this matter. In September 2023, we reached a settlement with the SEC regarding the matter at issue, without admitting or denying the SEC’s findings, and paid a civil penalty of $9.5 million as well as disgorgement and prejudgment interest of $8.8 million, to be distributed to impacted customers, and in May 2024, the SEC approved the distribution plan. The payments to impacted customers began in June 2024. We also consented to, and continue to, comply with certain undertakings under the settlement.
Item 1A. Risk Factors
Risks Related to the Merger
While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could harm our results of operations, financial condition or business.
During the period prior to the closing of the Merger and pursuant to the terms of the Merger Agreement, our business is exposed to certain inherent risks and contractual restrictions that could harm our financial condition, results of operations or business, including:
•the proposed transaction and its announcement could have an adverse effect on our ability to retain and maintain relationships with our customers and business partners and retain and hire key personnel;
•the diversion of management time to transaction-related issues;
•delays or deferments of certain business decisions by our customers and business partners;
•our inability to pursue alternative business opportunities or make appropriate changes to our business because the Merger Agreement requires us to use reasonable best efforts to conduct our business in the ordinary course of business and not engage in certain kinds of transactions, including entering into certain material contracts, acquiring or disposing of assets outside of the ordinary course of business, incurring indebtedness or making unbudgeted capital expenditures, prior to the completion or termination of the proposed Merger without GTCR’s prior approval; and
•our inability to freely issue securities, incur certain indebtedness, declare or authorize any dividend or distribution or make certain material capital expenditures without GTCR’s prior approval.
The Merger may not be completed within the intended timeframe, or at all, and the failure to complete the Merger would adversely affect our results of operations, financial condition, business and the market price of our common stock.
The Merger Agreement contains a number of conditions that must be satisfied or waived prior to the completion of the Merger, including the receipt of consents and approvals from certain government entities. Such governmental consents and approvals may not be received at all, may not be received in a timely fashion or may impose conditions on the completion of the Merger that could adversely affect us. If the conditions in the Merger Agreement, including the governmental consents and approvals, are not satisfied or waived on a timely basis, or if GTCR fails to obtain financing necessary to complete the proposed transaction, we may be unable to complete the Merger in the timeframe or manner currently anticipated, or at all.
If the Merger is delayed or not completed, our ongoing business may be adversely affected, including as follows: (i) we may experience negative reactions from the financial markets, including negative impacts on the market price of our common stock; (ii) commitments of management's time and resources may have been directed to the Merger and away from our day-to-day operations; (iii) the manner in which customers and other third parties perceive us may be negatively impacted, which in turn could affect our ability to compete for business; (iv) we may experience negative reactions from employees; and (v) we may be required, if the Merger Agreement is terminated in certain limited circumstances, to pay a termination fee of approximately $80.8 million in cash to GTCR, as provided in the Merger Agreement. If the Merger is delayed or not completed, there can be no assurance that our business, our relationships with our customers, employees and business partners or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the Merger.
Stockholder litigation could prevent or delay the closing of the Merger or otherwise negatively impact our results of operation, financial condition or business.
There may be litigation challenging the Merger. Regardless of the outcome of any future litigation related to the Merger, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims in any litigation related to the Merger may adversely affect our results of operations, financial condition, business or prospects. Further, if the Merger is not consummated for any reason, litigation could be filed in connection with the failure to consummate the Merger. Any litigation related to the Merger may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our common stock, impair our ability to recruit or retain employees, damage our relationships with our customers and business partners or otherwise harm our operations and financial performance.
The Merger will involve substantial costs and require substantial management resources, which could adversely affect our results of operations.
In connection with the consummation of the Merger, management and financial resources have been diverted and will continue to be diverted towards the completion of the Merger. We have incurred and expect to incur substantial costs and expenses relating to, and management has directed substantial focus towards, the Merger. Such costs and expenses include fees and expenses payable to financial and other professional advisors, fees and costs relating to regulatory filings and filings with the SEC and notices and other transaction-related costs. We expect that these costs will have an adverse effect on our results of operations. If the Merger is not completed, we will have incurred substantial expenses and expended substantial management resources for which we will have received little or no benefit. Further, our financial position and results of operations could be adversely affected if we are required to pay the approximately $80.8 million termination fee in limited the circumstances set forth in the Merger Agreement.
In connection with the Merger, our current and prospective employees could experience uncertainty about their future with us, which could cause key employees to leave the Company.
In connection with the Merger, our current and prospective employees could experience uncertainty about their future with us or decide that they do not want to continue their employment with us following the completion of the Merger, which could cause key employees to leave the Company. The loss of employees could adversely affect our results of operations, financial condition or business and such adverse effects could be exacerbated by a delay in the completion of the Merger for any reason, including delays associated with obtaining requisite regulatory approvals. We may also experience challenges in hiring new employees during the pendency of the Merger or if the Merger Agreement is terminated, which could harm our ability to grow our business, execute on our business plans or enhance our operations.
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
We compete with many different types of wealth management companies that vary in size and scope. In addition, some of our adviser clients have developed or may develop the in-house capability to provide the technology or investment advisory services they have retained us to perform, obviating the need to hire us. These clients may also offer similar services to third-party financial advisers or financial institutions, thereby competing directly with us for that business. There has also been a trend toward online and app-based internet financial services, including those based on automated processes, as clients increasingly seek to manage their investment portfolios digitally. Other industry changes, such as zero-

commission securities trading, may amplify this trend to increased utilization of “robo” adviser platforms, which may increase our competitive risks and could have a material adverse effect on our results of operations, financial condition or business.
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
Asset-based revenue makes up a significant portion of our revenue, representing 79.0% and 77.6% of our total revenue for the six months ended June 30, 2024 and 2023, respectively. In addition, given our fee-based model, we expect that asset-based revenue will continue to account for a significant percentage of our total revenue in the future. Significant fluctuations in securities prices have materially affected and will materially affect the value of the assets managed by our clients, and any decrease in the value of assets managed by our clients has and will continue to negatively impact our asset-based revenue. Spread-based revenue accounted for 15.0% and 17.8% of our total revenue for the six months ended June 30, 2024 and 2023, respectively. Fluctuations in interest rates have had and will have a direct impact on our spread-based revenue. Changes in interest rates, inflation and other economic indicators may also influence financial adviser and investor decisions regarding whether to invest in, or maintain an investment in, one or more of our investment solutions. If such fluctuations in securities prices, interest rates or inflation were to lead to decreased investment in the securities markets, our revenue and earnings derived from asset-based and spread-based revenue could be simultaneously materially adversely affected. Inflation and other economic factors may also impact the cost of running our business including the cost of personnel, operations, travel and other expenses.
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
The market for our investment solutions and services is characterized by shifting client demands, evolving market practices and, for many of our investment solutions and services, rapid technological change, including an increased use of and reliance on web and social network properties. Changing client demands (including increased reliance on technology), new market practices or new technologies can render existing investment solutions and services obsolete and unmarketable. As a result, our future success will continue to depend upon our ability to develop, enhance and market investment solutions and services that address the future needs of our target markets and respond to technological and market changes. We may not be able to accurately estimate the impact of new investment solutions and services on our business or how their benefits will be perceived by our clients. Further, we may not be successful in developing, introducing and marketing our new investment solutions or services or enhancements on a timely and cost-effective basis, or at all (including as a result of management’s focus on the execution and consummation of the Merger), our financial adviser clients may not allow certain investment solutions and services to be marketed through them, and any new investment solutions and services and enhancements may not adequately meet the requirements of the marketplace or achieve market acceptance. In addition, clients may delay purchases in anticipation of new investment solutions or services or enhancements. Any of these factors could materially adversely affect our results of operations, financial condition or business.

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
We have in the past, and may in the future, choose to grow our business in part through acquisitions, which could pose a number of risks to our operations. We may not be able to complete acquisitions, or integrate the operations, products, technologies or personnel gained through any such acquisition, such as our pending acquisition of the platform assets from the Morningstar Wealth Turnkey Asset Management Platform and our recent acquisition of Adhesion Wealth, without a material adverse effect on our results of operations, financial condition or business. Assimilating the acquired businesses may divert significant management attention and financial resources from our other operations and could disrupt our ongoing business. We may have difficulty integrating the acquired operations, products, technologies or personnel, and may incur substantial unanticipated integration costs. Financing an acquisition could result in dilution from issuing equity securities or a weaker balance sheet from using cash or incurring debt. Any debt securities that we issue or credit agreements into which we enter to finance an acquisition may contain covenants that would restrict our operations, impair our ability to pay dividends or limit our ability to take advantage of other strategic opportunities. Further, we may fail to realize the potential cost savings or other financial benefits of the acquisition. In addition, acquisitions, including our recent acquisition of Adhesion Wealth, may result in the loss of key employees or customers, particularly those of the acquired operations. Acquisitions, including our pending acquisition of the platform assets from the Morningstar Wealth Turnkey Asset Management Platform and our recent acquisition of Adhesion Wealth, could further adversely affect our existing business relationships with third parties and/or cause us to incur regulatory, legal or other liabilities from the acquired businesses, including claims for infringement of intellectual property rights, for which we may not be indemnified in full or at all.
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
Our reputation, which depends on earning and maintaining the trust and confidence of our clients, is critical to our business. Our reputation is vulnerable to many threats that can be difficult or impossible to control, and costly or impossible to remediate. Regulatory inquiries or investigations, lawsuits initiated by our clients, employee misconduct, perceptions of conflicts of interest, rumors concerning us or our third-party service providers and public perception of the Merger and any failure of the Merger to be consummated, among other developments, could substantially damage our reputation, even if they are baseless or satisfactorily addressed. Potential, perceived and actual conflicts of interest are inherent in our business activities and could give rise to client dissatisfaction or litigation. In particular, we offer both proprietary and third-party mutual funds, portfolios of mutual funds and custodial services on our platform, and financial advisers or their clients could conclude that we favor our proprietary investment products or services over those of third parties. In addition, any perception that the quality of our investment solutions and services may not be the same or better than that of other providers can also damage our reputation. Further, continued or increased tension in U.S.-PRC relations or any deterioration in political or trade relations between the United States and the PRC may lead to negative investor and/or client sentiment towards us given that Huatai Securities Co., Ltd. (“HTSC”), a PRC company, is the ultimate parent of our controlling stockholder. Any damage to our reputation or that of our third-party service providers could harm our ability to attract and retain clients, which could materially adversely affect our results of operations, financial condition or business.
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
Further, the engagement contracts governing our relationships with broker-dealers, financial advisers and strategists are terminable by either us or the broker-dealer, financial adviser or strategist, as applicable, upon short-notice with or without cause. Further, broker-dealers and financial advisers may substantially reduce their use of our platform without terminating their agreements with us. Loss of our investor and enterprise clients, whether due to termination of a significant number of engagement contracts, concerns regarding the pending Merger or otherwise, may have a material adverse effect on our financial condition and result in harm to our results of operations, financial condition or business.
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
As of June 30, 2024, we had no amounts outstanding under the 2022 Credit Agreement. To the extent we have an outstanding balance under our 2022 Credit Agreement or any future debt facility, our ability to make scheduled payments on or to refinance our indebtedness depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flow from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay acquisitions and capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis could harm our ability to incur additional indebtedness. In the absence of sufficient cash flows and capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our 2022 Credit Agreement (as defined in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”) currently restricts our ability to dispose of assets and our use of the proceeds from such disposition. We may not be able to consummate those dispositions, and the proceeds of any such disposition may not be adequate to meet any debt service obligations then due. Any of these circumstances could adversely affect our results of operations, financial condition or business.
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
In July 2020, the Court of Justice of the European Union (the “CJEU”) ruled the EU-U.S. Privacy Shield Framework, one of the primary safeguards that allowed U.S. companies to import personal data from the EU to the U.S., was invalid. The CJEU’s decision also raised questions about whether the most commonly used mechanism for cross-border transfers of personal data out of the EEA, namely, the European Commission’s Standard Contractual Clauses, can lawfully be used for personal data transfers from the EU to the United States or other countries the European Commission has determined do not provide adequate data protections under their laws. On June 4, 2021, the European Commission adopted new Standard Contractual Clauses, which impose on companies additional obligations relating to data transfers, including the obligation to conduct a transfer impact assessment and, depending on a party’s role in the transfer, to implement additional security measures and to update internal privacy practices. As of September 27, 2021, companies must use the new Standard Contractual Clauses to govern data transfers made absent an adequacy determination or appropriate safeguards, and as of December 27, 2022, companies must replace existing Standard Contractual Clauses to govern current processing operations. On July 10, 2023, the European Commission adopted an adequacy decision concluding that the United States ensures an adequate level of protection for personal data transferred from the EEA to the United States under the EU-U.S. Data Privacy Framework, which is intended to replace the EU-U.S. Privacy Shield Framework. However, the adequacy decision does not foreclose, and is likely to face, future legal challenges resulting in ongoing legal uncertainty. If we are unable to implement a valid mechanism for personal data transfers from the EU, we will face increased exposure to regulatory actions, substantial fines and injunctions against processing personal data from the EU. Similar challenges could also arise in other jurisdictions that adopt regulatory frameworks of equivalent complexity.
Further, the United Kingdom’s vote in favor of exiting the EU, often referred to as “Brexit,” and ongoing developments in the United Kingdom have created uncertainty with regard to data protection regulation in the United Kingdom. As of January 1, 2021, following the expiry of transitional arrangements agreed to between the United Kingdom and the EU, data processing in the United Kingdom is governed by a United Kingdom version of the GDPR (combining the GDPR and the United Kingdom’s Data Protection Act 2018), exposing us to two parallel regimes, each of which authorizes similar fines and other potentially divergent enforcement actions for certain violations. On June 28, 2021, the European Commission adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the United Kingdom adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews or extends that decision. On October 12, 2023, the United Kingdom adopted an adequacy decision concluding that the United States ensures an adequate level of protection for personal data transferred from the United Kingdom to the United States pursuant to the United Kingdom extension to the EU-U.S. Data Privacy Framework (also known as the U.K.-U.S. data bridge). As above, the adequacy decision does not foreclose, and may face, future legal challenges resulting in ongoing legal uncertainty.
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
We utilize artificial intelligence (“AI”), which could expose us to liability or adversely affect our business.
We have integrated, or are in the process of integrating, artificial intelligence (AI) into various aspects of our business operations. These include, but are not limited to, customer service automation, data analytics, supply chain management and predictive maintenance. We evaluate and adapt our AI strategies to optimize operational efficiency and enhance customer experiences. We have made and expect to continue to make significant investments in AI, including software acquisitions, development of proprietary algorithms and talent recruitment. These investments are expected to drive innovation, improve operational efficiencies and contribute to long-term growth. While AI presents substantial opportunities, it also poses certain risks. These include reliance on complex algorithms, potential biases in AI decision-making, cybersecurity threats and regulatory changes. If the AI tools that we use are deficient, inaccurate or controversial, we could incur operational inefficiencies, competitive harm, legal liability, brand or reputational harm, or other adverse impacts on our business and financial results. If we do not have sufficient rights to use the data or other material or content on which the AI tools we use rely, we also may incur liability through the violation of applicable laws and regulations, third-party intellectual property, privacy or other rights, or contracts to which we are a party. We seek to mitigate these risks through regular audits, risk assessments, review of privacy standards, security protocols, monitoring and adaptive AI models. The integration of AI technologies has also led to changes in workforce requirements. We invest in employee training and development to adapt to AI-driven changes. We anticipate that AI will play an increasingly significant role in our operations and strategy.

In addition, regulation of AI is rapidly evolving worldwide as legislators and regulators are increasingly focused on these emerging technologies. The technologies underlying AI and its uses are subject to a variety of laws and regulations, including intellectual property, data privacy and security, consumer protection, competition and equal opportunity laws, and are expected to be subject to increased regulation and new laws or new applications of existing laws and regulations. AI is the subject of ongoing review by various U.S. governmental and regulatory agencies, and various U.S. states and other foreign jurisdictions are applying, or are considering applying, their platform moderation, cybersecurity and data protection laws and regulations to AI or are considering general legal frameworks for AI. We may not be able to anticipate how to respond to these rapidly evolving frameworks, and we may need to expend resources to adjust our operations or offerings in certain jurisdictions if the legal frameworks are inconsistent across jurisdictions. Furthermore, because AI technology itself is highly complex and rapidly developing, it is not possible to predict all of the legal, operational or technological risks that may arise relating to the use of AI.
Risks Related to Our Controlling Stockholder’s Ultimate Parent Being a PRC Company with Stock Listed in Hong Kong and Shanghai.
Our controlling stockholder is subject to supervision by regulatory authorities in the PRC and must comply with certain PRC laws and regulations that may influence our controlling stockholder’s decisions relating to our business.
As a Delaware corporation with no revenue from or operations within the PRC, we are not subject to regulation by PRC authorities. However, because HTSC, the ultimate parent company of our controlling stockholder, is an enterprise incorporated under the laws of the PRC, our controlling stockholder and HTSC are subject to and must comply with PRC laws and regulations promulgated by PRC governmental authorities. Such regulations may influence the decisions of our controlling stockholder, as well as those of its director appointees serving on our board of directors, regarding our business and operations. Certain of these regulations require our controlling stockholder to approve specific corporate actions taken by us, including any amendment to our amended and restated certificate of incorporation, as amended by the certificate of amendment thereto (our “Certificate of Incorporation”); certain mergers, acquisitions, asset sales and divestments that we may seek to undertake; and certain related-party transactions in which we are involved. In addition, certain PRC regulations require our controlling stockholder to file with or obtain approval from various PRC regulators before approving certain of our corporate actions, including:
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
There can be no assurance that HTSC will obtain the requisite approvals if we desire to enter into any of the transactions specified under the applicable listing rules, and a failure to do so would restrict our ability to engage in such transactions. Furthermore, regulators including the CSRC, The Shanghai Stock Exchange, The Stock Exchange of Hong Kong Limited or the Securities and Futures Commission of Hong Kong could impose additional restrictions or approval requirements that could impact our ability to undertake certain corporate actions. We cannot guarantee that our controlling stockholder will be able to successfully or timely obtain any of the approvals needed to permit us to undertake any of the corporate actions specified under the applicable listing rules, and the failure to do so may have a material adverse effect on our results of operations, financial condition or business.
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
Our subsidiary ATC is a trust company licensed with, and subject to supervision, periodic examination, and regulation by, the Arizona Department of Insurance and Financial Institutions. ATC is one of several custodians on our platform that offers integrated custodial, brokerage and related services to clients of our adviser clients. Further, ATC and AMB are subject to the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001, and the implementing regulations thereunder, which require financial institutions, including broker-dealers, to establish anti-money laundering compliance programs, file suspicious activity and other reports with the U.S. government and maintain certain records. Broker-dealers, including AMB and mutual funds, must also implement related customer identification programs and customer due diligence procedures, including beneficial ownership identification and verification procedures.
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
The financial services industry faces substantial regulatory enforcement risks and litigation. Like many firms operating within the financial services industry, we are experiencing a difficult regulatory environment across our markets. Our current scale and reach as a provider to the financial services industry, the increased regulatory oversight of the financial services industry generally, the increase in speed of proposing and adopting new laws, rules and regulations, ever-changing regulatory interpretations of existing laws and regulations and the retroactive imposition of new interpretations through enforcement actions have made this an increasingly challenging and costly regulatory environment in which to operate. In particular, the SEC over the past several years has undertaken an aggressive rulemaking agenda covering a broad array of topics, including securities market structure and settlement, regulatory reporting and recordkeeping, investor disclosures, the scope of various registration requirements, cybersecurity and money market funds, among others. Regulatory examinations or investigations could result in the identification of matters that may require remediation activities or enforcement proceedings by regulators. For example, we recently entered into a settlement with the SEC concerning disclosure practices with respect to potential conflicts of interest among our subsidiaries, without admitting or denying the SEC's findings (the “SEC Settlement”). We agreed to pay a civil penalty of $9.5 million and disgorgement and prejudgment interest of $8.8 million in connection with such settlement. The direct and indirect costs of SEC settlements and any other examinations that we may face, or of defending ourselves in any litigation, could be significant, and the outcome of examinations, litigation or regulatory action is inherently difficult to predict and could have an adverse effect on our ability to offer some of our products and services. Additionally, actions brought against us may result in settlements, awards, injunctions, fines and penalties, such as the penalty we agreed to pay in connection with the SEC Settlement discussed above, which could negatively impact our results of operations, financial condition, business and reputation.
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
As required by the Advisers Act, the investment advisory agreements entered into by AMI provide that an “assignment” of the agreement may not be made without the client’s consent. Under the 1940 Act, advisory agreements with registered funds provide that they terminate automatically upon “assignment” and the board of directors and the shareholders of the registered funds must approve a new agreement for advisory services to continue. Under both the Advisers Act and the 1940 Act, a change of ownership may constitute such an “assignment” if it is a change of control. For example, under certain circumstances, an assignment may be deemed to occur if a controlling block of voting securities is transferred, if any party acquires control, or, in certain circumstances, if a controlling party gives up control. Under the 1940 Act, a 25% voting interest is presumed to constitute control. HTSC, through its indirect subsidiary HIIHL, held a 68.1% voting interest in us as of June 30, 2024. An assignment or a change of control could be deemed to occur in the future if we, or one of our investment adviser subsidiaries, were to gain or lose a controlling person, or in other situations that may depend significantly on the facts and circumstances. In any such case, we would seek to obtain the consent of our advisory clients, including any funds, to the assignment. Further, our U.S. broker-dealer subsidiary, AMB, is a member of FINRA and subject to FINRA rules, which could impede or delay a change of control. FINRA Rule 1017 generally provides that FINRA approval must be obtained in connection with any transaction resulting in a single person or entity acquiring or controlling, directly or indirectly, 25% or more of a FINRA member’s or its parent company’s equity. In addition, we would be required to obtain approvals or non-objections from certain state financial regulators prior to a direct or indirect change of control of certain of our subsidiaries. If we fail to obtain such consents or approval, our results of operations, financial condition or business could be adversely affected.
Risks Related to Ownership of Our Common Stock
Control by our principal stockholder could adversely affect our other stockholders.
HTSC, through its indirect subsidiary HIIHL, owned approximately 68.1% of our outstanding shares of common stock as of June 30, 2024, and controls our management and affairs, including determining the outcome of matters requiring stockholder approval. So long as HTSC continues to own a significant amount of the outstanding shares of our common stock, even if such amount is less than a majority, HTSC will continue to be able to strongly influence or effectively control our decisions, including matters requiring approval by our stockholders (including the election of directors and the approval of mergers or other extraordinary transactions), regardless of whether or not other stockholders believe that the transaction is in their own best interests. Such concentration of voting power could also have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company and might ultimately affect the market price of our common stock.
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
The market price of our common stock may be highly volatile and may fluctuate or decline substantially as a result of a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. In addition, the limited public float of our common stock tends to increase the volatility of its trading price, in particular during times of high volatility in the broader stock market. Factors that could cause fluctuations in the market price of our common stock include the following:
•the Merger, the pendency of the Merger, perceptions regarding the Merger or the failure to complete the Merger;
•market conditions in the broader stock market in general, or in our industry in particular;
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
Specifically, HIIHL, the holder of 50,873,799 shares of our common stock as of June 30, 2024, has the right, subject to certain exceptions and conditions, to require us to register its shares of common stock under the Securities Act and to participate in future registrations of securities by us. Registration of any of these outstanding shares of common stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the applicable registration statement. Further, the president of the United States has threatened to limit Chinese ownership in U.S. technology companies; if, as a result of new laws or regulations limiting such ownership, HIIHL is required to divest some or all of its shares of our common stock, such sales could cause the price of our common stock to decline, particularly if HIIHL is required to sell shares in a short amount of time.

In addition, the shares of our common stock already issued to employees or reserved for future issuance under our 2019 Equity Incentive Plan will become eligible for sale in the public market once such shares are issued, subject to various vesting arrangements and Rule 144, as applicable. A total of 9,187,691 shares of common stock have been reserved for issuance under our 2019 Equity Incentive Plan, of which 4,300,000 (2,000,000 common shares and 2,300,000 treasury shares) are unavailable pending registration of such shares under the Securities Act and, in the case of the 2,300,000 treasury shares, as acquired by the Company.
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

Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the six months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger by and among AssetMark Financial Holdings, Inc., GTCR Everest Borrower, LLC and GTCR Everest Merger Sub, Inc., dated as of April 25, 2024.	8-K	001-38980	2.1	April 25, 2024
3.1	Amended and Restated Certificate of Incorporation of the Company	S-1/A	333-232312	3.1	July 8, 2019
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company	8-K	001-38980	3.1	June 7, 2023
3.3	Amended and Restated Bylaws of the Company	8-K	001-38980	3.1	July 22, 2019
4.1	Registration Rights Agreement by and between the Company and Huatai International Investment Holdings Limited, dated as of July 17, 2019	10-Q	001-38980	4.2	November 5, 2019
10.1	Amended and Restated AssetMark Financial Holdings, Inc. 2019 Equity Incentive Plan	8-K	001-38980	10.1	May 22, 2024
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in Concord, California, on the day of August 6, 2024.

ASSETMARK FINANCIAL HOLDINGS, INC.

By:	/s/ Michael Kim
Michael Kim
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Gary Zyla
Gary Zyla
Chief Financial Officer
(Principal Financial Officer)